Form 10QSB
period 1996-03-31
ROM TECH INC
filed 1996-05-14
CIK 948703

- - -------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

  [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27102

                                 ROM TECH, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                 23-2694937
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                  Identification Number)

                      2000 Cabot Boulevard West, Suite 110
                            Langhorne, PA 19047-1833
                    (address of Principal executive offices)

          Issuer's Telephone Number, Including Area Code: 215-750-6606

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ( X )            No ( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes ( )              No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,187,358 shares of common stock, no par value per share, as of May 1, 1996. Transitional Small Business Disclosure Format (check one):
                           Yes ( )              No ( X )

- - -------------------------------------------------------------------------------

                                 Rom Tech, Inc.
                                      INDEX


                                                                          Page
                                                                          ----
Part I.     Financial Information

Item 1.     Financial Statements:

            Balance Sheet as of March 31, 1996.......................      3


            Statements of Operations for three months and nine months
              ended March 31, 1996 and 1995..........................      4

            Statements of Cash Flows nine months ended
              March 31, 1996 and 1995................................      5

            Notes to Financial Statements............................    6-10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................   11-14

Part II.    Other Information

            Exhibit Index............................................      15

            Signatures...............................................      18

                                 Rom Tech, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                    March 31,
                                                                      1996
                                                                      ----
                                  ASSETS
          Current assets:
             Cash and cash equivalents                               $1,654,726
             Short term investments                                     792,640
             Accounts receivable, net                                   152,778
             Inventory                                                  157,135
             Prepaid expenses                                            72,174
                                                                     ----------
                    Total current assets                              2,829,453

          Furniture and equipment, net                                   78,010
          Other assets                                                  300,142
                                                                     ----------
                    Total assets                                     $3,207,605
                                                                     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
             Notes payable, 8.75% due within one year                  $200,000
             Accounts payable                                           247,894
             Accrued expenses                                            67,079
             Other liabilities                                           16,450
                                                                      ---------
                    Total current liabilities                           531,423

          Notes payable, 8.75% due after one year                       100,000

                    Total liabilities                                   631,423

          Stockholders' equity:
             Convertible preferred stock                              1,000,000
             Common stock, no par value                               3,763,177
             Additional paid in capital                                 649,540
             Accumulated deficit                                     (2,836,535)
                                                                     ----------
                    Total stockholders' equity                        2,576,182
                                                                     ----------
                    Total liabilities and stockholders' equity       $3,207,605
                                                                     ==========











                 See accompanying notes to financial statements.

                                 Rom Tech, Inc.
                            Statements of Operations
                                   (Unaudited)


                                               Three months ended                  Nine months ended
                                                   March 31,                           March 31,
                                               ------------------                  -----------------

                                              1996             1995             1996               1995
                                              ----             ----             ----               ----

Net sales                                   $525,592         $282,972        $1,031,506          $744,043

Cost of sales                                270,375           50,121           448,724           183,158
                                            --------          -------         ---------          --------

Gross profit                                 255,217          232,851           582,782           560,885

Operating expenses:
   Product development                        94,160           90,629           274,975           266,090
   Selling, general and administrative       586,639          102,439         1,025,575           367,742
                                            --------          -------         ---------          --------
        Total operating expenses             680,799          193,068         1,300,550           633,832
                                            --------          -------         ---------          --------

Operating income (loss)                     (425,582)          39,783          (717,768)          (72,947)

Interest income (expense), net                33,110          (46,167)           11,554          (139,989)
                                            --------          -------         ---------          --------

Net loss                                   ($392,472)         ($6,384)        ($706,214)        ($212,936)
                                            ========           ======          ========          ========

Net loss per common share                     ($0.08)          ($0.00)           ($0.19)           ($0.11)

Weighted average common
   shares outstanding                      4,948,803        1,929,166         3,636,657         1,929,166












                 See accompanying notes to financial statements.

                                 Rom Tech, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine months ended
                                                                           March 31,
                                                                       -----------------
                                                                     1996             1995
                                                                     ----             ----
Cash flows from operating activities:
    Net loss                                                      ($706,214)       ($212,936)
    Adjustment to reconcile net loss to net cash
        from operating activities:
    Depreciation and amortization                                    80,130            7,289
    Interest expense incurred but not paid                           55,000          137,885
    Changes in items affecting operations net of effect
        from acquired business:
             Accounts receivable                                     58,339          (29,624)
             Prepaid expenses                                       (61,964)             836
             Inventory                                             (103,707)             -0-
             Accounts payable                                       178,221           39,262
             Accrued expenses                                       (91,995)         (24,923)
                                                                   --------         --------
Net cash used in operating activities                              (592,190)         (82,211)
                                                                   --------         --------

Cash flows from investing activities:
    Purchase of short term investments                           (1,192,404)             -0-
    Sales and maturities of short term investments                  399,764              -0-
    Purchase of furniture and equipment                             (92,393)          (2,911)
    Purchase of software rights and other assets                    (43,663)             -0-
    Loan to Virtual Reality Laboratories, Inc.                     (250,000)             -0-
    Loan to related parties                                          (5,500)             -0-
                                                                  ---------         --------
Net cash used in investing activities                            (1,184,196)          (2,911)
                                                                  ---------         --------

Cash flows from financing activities:
    Net proceeds of initial public offering of common stock       3,623,796              -0-
    Proceeds from exercise of  warrants                             100,000              -0-
    Repayment of advance to officers                                    -0-          (89,000)
    (Repayment of) proceeds from note payable                      (375,000)         178,532
    Repayment of lease obligations                                   (3,612)             -0-
    Other                                                               755           (3,538)
                                                                  ---------          -------
Net cash provided by financing activities                         3,345,939           85,994
                                                                 ----------          -------

Net increase in cash and cash equivalents                         1,569,553              872

Cash and cash equivalents:
   Beginning of period                                               85,173           75,667
                                                                 ----------          -------
   End of period                                                 $1,654,726          $76,539
                                                                 ==========          =======

Noncash investing and financing activities:
   Settlement of long term debt and officer's notes payable
      through issuance of preferred stock, notes payable
      and debt forgiveness, net of $50,000 cash payment.         $1,886,451           --
                                                                 ==========

    Deficiency in net assets acquired through reverse
       acquisition by issuance of common stock.                     $92,219           --
                                                                    =======

                 See accompanying notes to financial statements.

                                 Rom Tech, Inc.
                          Notes To Financial Statements
                                 March 31, 1996


1.  Basis of Presentation

The unaudited balance sheet as of March 31, 1996, and statements of operations and cash flows for the three months and nine months ended March 31, 1996 represent the merged entity ("the Company") that resulted from the merger of Rom Tech, Inc. ("Rom Tech") with Applied Optical Media Corporation ("AOMC") on October 18, 1995 (the "Merger"). The unaudited financial statements for periods prior to the Merger (Note 2) represent the financial statements of AOMC. The financial statements of AOMC for periods prior to October 18, 1995 are presented because the Merger of AOMC with Rom Tech was accounted for as a reverse acquisition since AOMC was the acquirer for accounting purposes (see Note 2).

The unaudited financial statements presented herein were derived from the financial statements of the Company and AOMC, and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and nine months ended March 31, 1996 and 1995 and may not necessarily be indicative of the results to be expected for the year ending June 30, 1996.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement filed on Form SB-2, which was declared effective by the Securities and Exchange Commission on October 13, 1995.

2.  Merger/Completion of Pubic Offering

On October 18, 1995, Rom Tech merged with AOMC, whereby the shareholders of AOMC exchanged all their outstanding shares for 1,575,000 common shares of the Company and 425,000 warrants to purchase common shares at $.50 per share. In addition, concurrently with the Merger certain shareholders of AOMC exchanged debt with a carrying value of $1,936,452 for 1,000,000 shares of convertible preferred stock, a $300,000, 8.75% note payable, a $50,000 cash payment and forgiveness of $586,451 of debt. The preferred stock has a face value of $1,000,000 and is convertible into common stock of the Company beginning two years after October 18, 1995 at a price of $3.30 per share. The Company has the right to redeem the preferred stock for an aggregate redemption price of $1,000,000.

As a result of the Merger, the former shareholders of AOMC have a majority of the voting rights of the combined enterprise on a fully diluted, if converted basis. Therefore, for accounting purposes, AOMC was considered the acquirer (reverse acquisition). The cost of acquiring Rom Tech was based on the fair market value of Rom Tech's net assets which approximated their recorded value.

In connection with the reverse acquisition, the outstanding shares of the Company and the shares of the Company issued to AOMC shareholders have been reflected as a recapitalization of the previously outstanding AOMC common stock.

Prior to completion of the Merger, the Rom Tech's authorized capital was increased to 40,000,000 shares of common stock, no par value, and 10,000,000 shares of preferred stock, no par value. Also, on October 18, 1995, the Company consummated an initial public offering of 1,550,000 shares of common stock (the "IPO") at a price of $3.00 per share (the "IPO Price") resulting in net proceeds of $4,070,500 before deducting offering costs of $446,704.

                                 Rom Tech, Inc.
                          Notes To Financial Statements
                                 March 31, 1996


The following unaudited pro forma information presents the results of the combined operations of the Company, adjusted primarily for the reduction in interest expense, as if the Merger occurred at the beginning of the respective periods:

                                                 Three months                  Nine months
                                                ended March 31,              ended March 31,
                                            ------------------------    ---------------------------
                                             1996           1995             1996           1995
                                             ----           ----             ----           ----
    Net sales                              $525,592      $578,263        $1,289,215     $1,711,848
    Net income (loss)                     ($392,472)      $42,327       ($1,018,479)      ($50,674)
    Net loss per common share                ($0.08)        $0.01            ($0.23)        ($0.01)
    Weighted average common shares        4,948,403     3,806,569         4,345,625      3,806,569

Management believes that the results of operations for the three months and nine months ended March 31, 1996 may not be indicative of anticipated future results because of significant changes to be made in the combined businesses. Additionally, on April 5, 1996, the Company acquired Virtual Reality Laboratories, Inc., a California corporation, (see note 7). This acquisition will be accounted for using the pooling-of-interests method, and accordingly the Company's historical financial statements presented in future reports will be restated to include the accounts and results of operations of Virtual Reality.

The pro forma net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.

The weighted average common shares outstanding retroactively reflect the effect of the shares issued in the Merger and the outstanding shares of Rom Tech at the time of the Merger. For periods subsequent to the IPO, common stock equivalents were considered anti-dilutive for the above periods presented. For periods prior to the IPO the weighted average number of shares has been adjusted, using the treasury stock method, to reflect as outstanding all common stock issued at a price less than the IPO Price during the twelve-month period preceding the initial public offering of the Company's common stock as well as all stock issuable upon the exercise of stock options and warrants issued at a price less than the IPO Price during such twelve-month period. Pursuant to the requirements of the Securities and Exchange Commission, these securities are reflected in earnings per share calculations, whether or not the securities are anti-dilutive.

3.  Summary of Significant Accounting Policies

The following summary of significant accounting policies were derived from the financial statements of the Company for periods after October 18, 1995, and from the financial statements of AOMC for all periods prior to October 18, 1995 (See
Note 2).

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all instruments purchased with an original maturity of three months or less to be cash equivalents.

                                 Rom Tech, Inc.
                          Notes To Financial Statements
                                 March 31, 1996


Short-term Investments

Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than twelve months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

Inventory

Inventory is valued at lower of cost or market. Cost is determined by first-in, first-out method (FIFO).

Furniture and Equipment

Furniture and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation on property and equipment is calculated on the straight line method over the estimated useful lives of the assets. Maintenance and repair costs are expensed as incurred.

Revenue Recognition

Revenue is recognized upon shipment of products to customers. An allowance for returned merchandise is provided based on the Company's historical experience.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. To date, amounts qualifying for capitalization, net of valuation allowances, have not been material.

Computation of Net Loss Per Share

For the three months and nine months ended March 31, 1995, net loss per common share is computed using the weighted average number of common shares outstanding during the period for AOMC retroactively adjusted for the shares and warrants received in connection with the reverse acquisition, reflected as a recapitialization of the previously outstanding common stock of AOMC.

For the three months and nine months ended March 31, 1996, net loss per common share is computed using the weighted average number of common shares outstanding adjusted to reflect the outstanding shares of Rom Tech at the time of the Merger and the shares issued in connection with the reverse acquisition reflected as a recapitalization of the previously outstanding common stock of AOMC. Common stock equivalents were considered anti-dilutive.

                                 Rom Tech, Inc.
                          Notes To Financial Statements
                                 March 31, 1996


4.  Commitments

Under various licensing agreements, the Company is required to pay royalties on the sales of certain products that incorporate licensed content. Royalty expenses under such agreements, which is recorded in cost of sales, was approximately $22,358 and $28,133 for the three months ended March 31, 1996 and 1995, respectively, and $40,989 and $62,903 for the nine months ended March 31, 1996 and 1995, respectively.

5.  Income Taxes

No income tax expense or benefit was recorded for the periods presented. However, any deferred tax asset created was offset by a valuation allowance of equal amount.

As of June 30, 1995, the Company had approximately $2,069,000 of net operating loss carryforwards ("NOL's") for tax purposes (expiring in years 2003 and 2009), which may be available to offset future federal taxable income. The Company's NOL's may be subject to the provisions of IRC Section 382, as established by the Tax Reform Act of 1986, related to changes in stock ownership. Presently no determination has been made to evaluate what effect the application of these regulations may have on the utilization of the NOL's. Should these regulations apply, the amount of the NOL's that can be utilized to offset taxable income in future periods may be subject to an annual limitation and it is possible that some portion of the NOL's may never be utilized.

6.  Stockholders' Equity

At March 31, 1996 the following data related to stockholders' equity is presented:

       Shares of common stock outstanding............................ 4,949,603
                                                                      ---------
       Shares of convertible preferred stock outstanding............. 1,000,000
                                                                      ---------
       Options outstanding and exercisable at $2.00 per share.......    162,000
                                                                      ---------
       Options outstanding and exercisable at $3.00 per share.......     60,000
                                                                      ---------
       Warrants outstanding and exercisable at $.50 to $3.60 per
        share.......................................................    593,800
                                                                      ---------

7. Subsequent Event

On April 5, 1996, the Company acquired Virtual Reality Laboratories, Inc. ("Virtual Reality"), a California corporation, in a transaction structured as a merger of Virtual Reality with a newly formed subsidiary of the Company ("Rom Tech subsidiary"), with the Rom Tech subsidiary as the surviving corporation. Virtual Reality, which is located in San Luis Obispo, California, publishes software for use on desktop computers. Its products include business forms and imaging processing software targeted for the small-office/home-office market, three-dimensional landscape rendering software and astronomy software for special interest users and the education market. In connection with the acquisition, the Company issued a total of 1,284,439 shares of its common stock, in exchange for substantially all of the debt and equity interests of Virtual Reality, which included common stock, stock options, convertible subordinated debt and a $100,000 promissory note to an officer and shareholder of Virtual Reality. In addition, the Company will incur acquisition-related expenses of approximately $565,000 related to investment banking, consulting, accounting and legal costs which will be charged to operations during the fourth quarter of 1996.

                                 Rom Tech, Inc.
                          Notes To Financial Statements
                                 March 31, 1996


This acquisition will be accounted for using the pooling-of-interests method, and accordingly the Company's historical financial statements presented in future reports will be restated to include the accounts and results of operations of Virtual Reality. The following supplemental unaudited information summarizes the combined results of operations of the Company, Rom Tech (prior to October 18, 1995) and Virtual Reality as if the combination occurred at the beginning of the respective periods presented.

                                                  Three months                  Nine months
                                                 ended March 31,              ended March 31,
                                             ---------------------        -----------------------
                                              1996           1995           1996            1995
                                              ----           ----           ----            ----
     Revenue                                $749,086      $1,162,660    $2,492,445      $3,200,816
     Net loss                               (733,715)        (42,545)   (1,556,546)       (424,983)
     Loss per share                             (.12)           (.01)         (.28)           (.08)
     Weighted average common shares        6,232,842       5,091,008     5,630,064       5,091,008


                                 Rom Tech, Inc.
                                 March 31, 1996


Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations for the three months and nine months ended March 31, 1996 reflect the operations of the Company whereas the results of operations for the three months and nine months ended March 31, 1995 represent the operations of Applied Optical Media Corporation ("AOMC") because the merger of AOMC with Rom Tech, Inc. ("Rom Tech") on October 18, 1995 was accounted for as a reverse acquisition in which AOMC was considered the acquirer for accounting purposes (See Note 2).

The Company's management believes that the results of operations for the three months and nine months ended March 31, 1996 may not be indicative of anticipated future results because of the acquisition on April 5, 1996 of Virtual Reality Laboratories, Inc. ("Virtual Reality") in a merger of Virtual Reality with a newly formed subsidiary of the Company (see note 7 to the financial statements). The acquisition of Virtual Reality will be accounted for using the pooling-of-interests method, and accordingly the Company's historical financial statements presented in future reports will be restated to include the accounts and results of operations of Virtual Reality.

Results of Operations

Historical Three Months ended March 31, 1996 and 1995

Net sales for the three months ended March 31, 1996 were $525,592 compared to $282,972 in the three months ended March 31, 1995, representing an increase of $242,620 or 86%. This increase resulted from the sales of Rom Tech (the "Acquired Business") of $395,437 being offset by the decrease of AOMC sales of $152,817. The AOMC sales decline related primarily to a decrease in sales to retail stores of $141,000. The competition for shelf space in retail stores intensified dramatically during the 1996 fiscal year because of the proliferation of the number of CD-ROM titles available for sale. This shelf space competition, along with the delay in the delivery of new CD-ROM titles, has resulted in a decline of product purchases from the Company by retail stores. See the Pro Forma sales discussion below for additional comparative analysis.

Cost of sales consists primarily of packaging costs (boxes and jewel cases), CD-ROM pressing or replication activities through third party vendors and royalty expenses. The cost of sales for the three months ended March 31, 1996 was $270,375 compared to $50,121 for the three months ended March 31, 1995, representing an increase of $220,254. The increased cost of sales relates to the sales of the Acquired Business ($224,010), offset by a reduction in cost of sales ( $3,756) due to the decreased sales of AOMC's business. The Company's gross profit margin decreased to 49% in the three months ended March 31, 1996 from 82% in the three months ended March 31, 1995 primarily because of lower gross profit margins on the Acquired Business' sales and a decline in AOMC's gross profit margins. The Acquired Business' sales represent reselling of budget category jewel case CD-ROM products which has a lower gross profit margin than boxed CD-ROM products. AOMC's gross profit margins were lower because of reductions in selling prices of boxed CD-ROM products attributable to increased competition among older CD-ROM titles. Additionally, many of AOMC's CD-ROM titles are now sold in jewel cases at lower selling prices.

Product development expenses consist primarily of personnel costs, supplies and product testing. Product development expenses for the three months ended March 31, 1996 were $94,160 compared to $90,629 for the three months ended March 31, 1995, an increase of $3,531 or 4%.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Selling, general and administrative expenses consist primarily of (a) salaries, benefits, and travel expenses for employees of the sales, marketing and administrative departments; (b) advertising and related marketing materials; (c) bad debt expenses; (d) selling commissions; and (e) corporate office administration expenses, including legal and accounting fees, outside services and rent. The combined expenses ($586,639) of operating two businesses for the three months ended March 31, 1996, are not comparable to the expenses for the three months ended March 31, 1995 ($102,439) for the operation of one independent business. In addition, the current period includes costs associated with increased personnel, increased advertising and marketing effort, commissions on the reselling of budget jewel case products, and corporate overhead costs related to the transition from a privately-held company to a public company.

Net interest income for the three months ended March 31, 1996 was $33,110 compared to interest expense of $46,167 for the three months ended March 31, 1995, a change of $79,277. This change is due to the reduction of long term debt related to the Merger and the investment of the proceeds from the IPO.

Pro Forma Three Months ended March 31, 1996 and 1995

The following discussion addresses unaudited pro forma combined information for the three months ended March 31, 1996 and 1995, adjusted principally for the reduction in interest expense, as if the Merger of AOMC with Rom Tech occurred at the beginning of the respective periods. For purposes of pro forma information presented, the combined business of AOMC and Rom Tech are referred to as the "Company."

The Company's pro forma net sales for the three months ended March 31, 1996 were $525,592 compared to $578,263 for the three months ended March 31, 1995, resulting in a decrease of $52,671. Of such decrease, $152,817 represents a decline in AOMC's sale of boxed products, primarily to retail stores, offset by a $101,376 increase in Rom Tech's reselling of budget category jewel case products.

The change in the Company's pro forma net loss for the three months ended March 31, 1996 of $392,472 compared to a pro forma net income of $42,327 for the prior period, adjusted for interest expense, resulted from a decline in the gross profit margins related to a change in the sales mix, and increased combined operating expenses as described above under the historical data.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Historical Nine Months ended March 31, 1996 and 1995

Net sales for the nine months ended March 31, 1996 were $1,031,506 compared to $744,043 for the nine months ended March 31, 1995, representing an increase of $287,463 or 39%. This increase is due to the sales of the Acquired Business of $656,033 offset by a decrease in AOMC sales of $368,570. The AOMC sales decline related primarily to a decrease in sales to retail stores of $199,000 and a decrease in OEM (bundling) and license revenues of $180,000. The competition for shelf space in retail stores has intensified dramatically during the 1996 fiscal year because of the increase in the number of CD-ROM titles available for sale. This shelf space competition, along with the delay in the delivery of new CD-ROM titles, has resulted in a decline of product purchases from the Company by the retail stores. The decrease in OEM and license revenues relates to non-renewal of business by certain customers. See the Pro Forma net sales discussion below for additional comparative analysis.

The cost of sales for the nine months ended March 31, 1996 was $448,724 compared to $183,158 for the nine months ended March 31, 1995, representing an increase of $265,566. The increased costs of sales relates primarily to the sales of the Acquired Business ($316,894), offset by the reduction in costs of sales ($51,328) due to the decreased sales of AOMC's business. As a result, the Company's gross profit margin decreased to 57% in the nine months ended March 31, 1996 from 75% in the nine months ended March 31, 1995 primarily because of lower gross profit margins on the Acquired Business' sales and a decline in AOMC's gross profit margins. The Acquired Business' sales represent reselling of budget category jewel case CD-ROM products which has a lower gross profit margin than boxed CD-ROM products. AOMC's gross profit margins were lower because of reduction in selling prices of boxed CD-ROM products attributable to increased competition among older CD-ROM titles, and a decline in the OEM and license revenue business which had limited related cost. Additionally, many of AOMC's CD-ROM titles are now sold in jewel cases at lower selling prices.

Product development expenses for the nine months ended March 31, 1996 were $274,975 compared to $266,090 for the nine months ended March 31, 1995, an increase of $8,885 or 3%.

Selling, general and administrative expenses consist primarily of (a) salaries, benefits, and travel expenses for employees of the sales, marketing and administrative departments; (b) advertising and related marketing materials; (c) bad debt expenses; (d) selling commissions; and (e) corporate office administration expenses, including legal and accounting fees, outside services and rent. The combined expenses ($1,025,575) of operating two businesses for the nine months ended March 31, 1996, are not comparable to the prior period expenses ($367,742) of operating one independent business. In addition, the nine month period includes costs associated with increased personnel, increased advertising and marketing effort, commissions on the reselling of budget jewel case products, and corporate overhead costs related to the transition from a privately-held company to a public company.

Interest income for the nine months ended March 31, 1996 was $11,554, as compared to interest expense of $139,989 for the nine months ended March 31, 1995, a change of $151,543. The change is due to the reduction of long term debt related to the Merger and the investment of the proceeds from the IPO.

Pro Forma Nine Months ended March 31, 1996 and 1995

The following discussion addresses unaudited pro forma combined information for the nine months ended March 31, 1996 and 1995, adjusted principally for the reduction in interest expense, as if the Merger of AOMC with Rom Tech occurred at the beginning of the respective periods. For purposes of pro forma information presented, the combined business of AOMC and Rom Tech are referred to as the "Company."

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's pro forma net sales for the nine months ended March 31, 1996 were $1,289,215 compared to $1,711,848 for the nine months ended March 31, 1995, resulting in a decrease of $422,633. Of such decrease, $199,000 represents a decline in AOMC's sale of boxed CD-ROM products primarily to retail stores, a decline of $180,000 in OEM and license revenue; while the sales of the Rom Tech business declined $43,633. Rom Tech sales declined primarily because Rom Tech's management undertook the responsibility for the preparation and review of the Company's financial and administrative documents related to the completion of its initial public offering ("IPO") in October, 1995. The effort related to completing the IPO diminished the amount of time normally devoted to marketing and sales activities, resulting in a decrease in sales during the period. The AOMC sales decline is discussed above under historical data.

The Company's pro forma net loss for the nine months ended March 31, 1996 of $1,018,479 includes the final amortization of prior debt placement fees of $268,000 from Rom Tech, compared to a pro forma net loss of $50,674 for the nine months ended March 31, 1995. The increase in the pro forma net loss, adjusted for interest and amortization of debt placement fees, resulted from a decline in sales and change in the types of products sold, and increased combined operating expenses of the Company as described above under the historical data.


Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at March 31, 1996.

On October 18, 1995, the Company significantly improved its financial condition as a result of the Merger and the consummation of an initial public offering. The Merger resulted in the exchange of $1,936,452 of AOMC debt for 1,000,000 shares of convertible preferred stock, a $300,000, 8.75% note payable, a $50,000 cash payment and forgiveness of $586,451 of debt. The initial public offering resulted in net proceeds of $3,623,796 of which $300,000 was used to repay bridge financing, $92,000 was used for capital expenditures, $592,190 was used to fund operations, $500,000 was provided to Virtual Reality as described below and the remainder is currently invested in cash equivalents and short term investments.

The Company has provided Virtual Reality $500,000 of financing, ($250,000 during the quarter ended March 31, 1996 and $250,000 on April 5, 1996), and anticipates providing an additional $500,000 in financing during the remainder of calendar 1996. Virtual Reality will use the funds to market and expand its product line.

Management of the Company believes that based upon its current business strategy, the remaining proceeds of the initial public offering will be sufficient to fund operations, capital expenditures and the acquisitions of proprietary products and software development companies for at least the twelve month period from the quarterly period ended March 31, 1996. Currently, the Company has no significant capital expenditure commitments.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ROM TECH, INC.
                                  (Registrant)




Date:  May 15, 1996                           /s/  Joseph A. Falsetti
       -------------                          -----------------------
                                              Joseph A. Falsetti
                                              Chief Executive Officer


                                              /s/  Gerald W. Klein
                                              -----------------------
                                              Gerald W. Klein
                                              Vice President and
                                              Chief Financial Officer

                                 Rom Tech, Inc.
                                  Exhibit Index


  Exhibit No.                       Description of Exhibit                             Page Number
  -----------                       ----------------------                             -----------

    * 2.1 Agreement and Plan of Reorganization dated April 4, 1996 by and among the Registrant, the Registrant's wholly-owned subsidiary and Virtual Reality Laboratories, Inc.

    * 2.2 Agreement and Plan of Merger dated April 4, 1996 by and among the Registrant, the Registrant's wholly-owned subsidiary and Virtual Reality Laboratories, Inc.

      3.1   Amended and Restated By-Laws of the Registrant.

    * 4.1   Notice and Agreement to Exchange Convertible Debt of Claire
            L. Broline dated April 4, 1996.

    * 4.2   Notice and Agreement to Exchange Convertible Debt of John J.
            Gardiner III dated April 4, 1996.

    * 4.3   Notice and Agreement to Exchange Convertible Debt of Lambert
            C. Thom dated April 4, 1996.

    * 4.4   Notice and Agreement to Exchange Convertible Debt of Robert Calder
            Davis, Jr. dated April 4, 1996.

    * 4.5 Registration Rights Agreement dated April 4, 1996 by and among the Registrant, the former shareholders of Virtual Reality
            Laboratories, Inc. and the former holders of convertible subordinated debt of Virtual Reality Laboratories, Inc.

     10.1 Employment Agreement dated April 4, 1996 between Lance H. Woeltjen and the Registrant.

     10.2 Employment Agreement dated April 4, 1996 between Susan H. Woeltjen and the Registrant.

     10.3 Non-Competition and Confidentiality Agreement dated April 4, 1996 between Susan H. Woeltjen and the Registrant.

     10.4 Non-Competition and Confidentiality Agreement dated April 4, 1996 between Lance H. Woeltjen and the Registrant.

     10.5   Affiliate's Agreement dated April 4, 1996 between the Registrant,
            Virtual Reality Laboratories, Inc. and Lance H. Woeltjen.

     10.6   Affiliate's Agreement dated April 4, 1996 between the Registrant,
            Virtual Reality Laboratories, Inc. and Susan H. Woeltjen.

     10.7   Lease Agreement between Knect's Plumbing and Heating and Virtual
            Reality Laboratories, Inc. dated December 4, 1995.


                             Rom Tech, Inc.
                        Exhibit Index - continued


  Exhibit No.                       Description of Exhibit                             Page Number
  -----------                       ----------------------                             -----------

     10.8   License Agreement between Michael Smithwick and Virtual Reality
            Laboratories, Inc. dated September 2, 1989.

     10.9   License Agreement between Hypercube Engineering and Virtual
            Reality Laboratories, Inc. dated February 24, 1990.

     10.10  License Agreement between Jean Ames, Lance Woeltjen and Virtual
            Reality Laboratories, Inc. dated May 6, 1993.

     10.11  Promissory Note in the amount of $350,000 from Virtual Reality
            Laboratories, Inc. to Heller First Capital Corporation dated March
            25, 1996.

     10.12  Commercial Security Agreement dated March 25, 1996 between Virtual
            Reality Laboratories, Inc. and Heller First Capital Corporation.

     10.13  U.S. Small Business Administration Guaranty dated March 25, 1996.

     10.14 Software Development and License Agreement dated January 6, 1995 between Virtual Reality Laboratories, Inc. and A.I. Soft, Inc.

     11.1   Statement regarding computation of per share earnings.

     27.1   Financial Data Schedule

    *  99   Escrow Agreement dated April 4, 1996 by and among the Registrant,
            Virtual Reality Laboratories, Inc. ("Virtual Reality"), Lance H.
            Woeltjen, as representative of the former Virtual Reality
            shareholders, the former Virtual Reality shareholders and Main Line
            Federal Savings Bank, as escrow agent.


- - -----------------------
* Incorporated by reference herein from the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 19, 1996.