Form 10KSB
period 1996-06-30
ROM TECH INC
filed 1996-09-27
CIK 948703

                                   FORM 10-KSB

                     U.S. SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

| |                TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27102

                                  ROMTECH, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-2694937
- ---------------------------------                      ----------------------
 (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification Number)


2000 Cabot Boulevard, Suite 110, Langhorne, PA                 19047-1833
- ----------------------------------------------                 ----------
   (address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code               215-750-6606

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

      Title of each class               Name of each exchange which registered
  --------------------------            --------------------------------------
  Common stock, no par value                            NASDAQ

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes (   )      No (   )

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,285,128 shares of common stock, no par value per share, as of September 15, 1996. Transitional Small Business
Disclosure Format (check one):      Yes (   )      No ( X )

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1996 Annual Meeting are incorporated by reference into Part III as set forth herein. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996 are incorporated by reference into Part II as set forth herein. With the exception of those portions which are expressly incorporated by reference, said Annual Report and proxy statement are not deemed filed as a part hereof.

                                  RomTech, Inc.

                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 1996

                                      INDEX


                                                                          Page
                                     PART I

Item 1.     Business.....................................................   3

Item 2.     Properties...................................................  10

Item 3.     Legal Proceedings............................................  10

Item 4.     Submission of Matters to a Vote of Security Holders..........  10

                                     PART II

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters..........................................  11

Item 6.     Management's Discussion and Analysis of
            Results of Operations and Financial Condition................  12

Item 7.     Financial Statements ........................................  15

Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................  30

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant...........  31

Item 10.    Executive Compensation.......................................  31

Item 11.    Security Ownership of Certain Beneficial
            Owners and Management........................................  31

Item 12.    Certain Relationships and Related Transactions...............  31

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K.............................  32

Index of Exhibits........................................................  32

Signatures...............................................................  35

                                     PART I

Item 1.           Business

GENERAL

RomTech, Inc. (the "Company") develops, publishes, markets and resells a diversified line of personal computer software for consumer, educational and business applications. In October 1995, the Company completed its initial public offering coincident with its acquisition of Applied Optical Media Corporation ("AOMC"), a developer of educational and reference software titles. In April 1996, the Company acquired Virtual Reality Laboratories, Inc. ("VRLI"), a leading software developer of landscape generation, space exploration, scheduling and business forms manipulation programs. As a result of these acquisitions, the Company offers software titles and personal productivity application products in the education, astronomy and business application markets for use at home and in the office. The Company's product line enables it to serve customers who are seeking a broad range of high-quality software titles and personal productivity application software products.

The Company was incorporated in Pennsylvania in July 1992.

MARKETS AND PRODUCTS

The world wide market of personal computer users in the office and the home represents the market for the Company's products. A March 1996 study published by Dataquest estimated the total United States installed base for home personal computers at forty-seven million units during 1996 and projected the installed base to grow to sixty-nine million units by 1999. The Company's business strategy is to offer a range of products that will serve customers in the small office/home office ("SOHO"), or lifestyle segments of the market. When the Company's products in SOHO and lifestyle segments unit sales growth begins declining, they then will enter the value line segment of the market where the products are differentiated on the basis of low price. The Company's experience has demonstrated that the value line pricing will provide the potential for these products to achieve high unit sales growth once again.

Personal productivity software for the small office/home office is the key element of the Company's business strategy and is focused on image based products. FormWizard(TM) and FormWizard SOHO(TM) are the Company's top selling products in this market. Easy Scheduler(TM) is the only other product currently offered for sale by the Company in the SOHO segment of the market. The Company plans to add other image based products to its product line to create an integrated software suite that will provide personal computer users with the document workflow, imaging, management, and archiving capabilities typically available today only to computer users in large to mid-size enterprises. The Company will add image based products to its product line either by developing these products or acquiring them.

The Company serves the lifestyle segment of the market with learning and reference software titles for family education and entertainment. The Company offers fifteen mid-priced, high quality lifestyle titles today including Not Just Another Clip Art(TM) Vols. 1-6; Vistapro(TM), Distant Suns(TM), First Light(TM), Venus Explorer(TM), Mars Explorer(TM), Visions of Mars(TM), Mars Rover(TM), Zookeeper Pack(TM) and The Great World Passport(TM).

The value line category of products is targeted at the mass markets and is differentiated on the basis of low price typically at approximately $12.99 per unit. Products in this category have typically reached the apex of their product life cycle and their unit sales growth have begun to decline primarily because of competitive forces and price/value considerations. The large size of this market segment and the high unit sales volume potential it represents provides an opportunity to create brand awareness. Additionally, the various levels of demographics within this market provide the opportunity to capture essential direct marketing information for use in the Company's direct mail sales efforts. The Company also develops products specifically for this market in cooperation with its distributor/reseller. Among the twenty titles included in this category are: Galaxy of Games(TM) I, II and III; Art Appeal Vols. I, II, III; Bible and Theology(TM); Kids Activities(TM); 8000 Icons(TM); Total Body(TM); World Traveler(TM); Tour America(TM); Fur, Feathers, and Claws(TM); Dinosaur Park(TM); Everday Spanish(TM); Everyday French(TM); Everyday German(TM); USA President(TM); Presentation Pictures(TM) and Formbuster(TM).

SALES AND MARKETING

The Company relies primarily on three basic sales channels: retail stores, direct mail and licensing. Retailers purchasing the Company's products directly from the Company or through distributors include Best Buy, CompUSA, Computer City, Electronics Boutique, Micro Center, Babbages, Software Etc., Wal-Mart, OfficeMax, Incredible Universe, and Fry's. Distributors of the Company's products include Slash (a division of GT Interactive), Baker & Taylor, Ingram Book, Ingram Micro and Navarre. The Company maintains a database of its registered customers and sends periodic mailings to sell upgrade versions and new products. Sales of software titles in jewel case packaging are also made by the Company at computer trade shows and exhibits through the Company's Multimedia Warehouse Product Group.

The Company's product line is based on branded content focused in the SOHO and lifestyle markets. By maintaining a product line focus, the Company believes that its advertising, promotion, merchandising and packaging expenditures will accrue long-term benefits for all the products in each line.

The Company uses a small internal staff, an outside contracted sales and marketing organization and an outside contracted sales and marketing representative to sell to retail accounts. The Company's outside sales representatives and in-house sales staff work with retail buyers to effectively oversee that appropriate Company products are inventoried for their retail outlet, that stocking levels are adequate, that promotions and advertising are coordinated with product releases and that in-store merchandising plans are properly implemented.

The Company's marketing department is responsible for creating and marketing programs to generate product sell-in (sales to retailers) and sell-through (sales to end user customers). These programs generally are based on established consumer product marketing techniques that the Company believes are becoming more important as software becomes more of a consumer product. The Company uses consumer product graphic designers and copywriters to attempt to create effective package designs, catalogs, brochures, advertisements and related materials. The Company's marketing and sales personnel and outside contractors work together to coordinate retail and publicity programs to be in place when products are initially shipped to retailers and consumers. Public relation campaigns, in-store advertising, catalog mailings and advertisements are designed in advance of product availability.

The Company is exposed to returns by distributors, retailers and consumers. Reserves for these returns are established by the Company at levels which the Company believes are adequate based on product sell-through, inventory levels and historic return rates. The Company typically accepts returns from customers, even when not legally required to do so, in order to maintain good continuing relationships with these customers so that its latest product releases will be accepted by these customers. The Company sells to major accounts on credit, with varying discounts, return privileges and credit terms.

COMPETITION

The market for personal productivity software and interactive CD-ROM titles is intensely competitive. The Company believes that the principal competitive factors in the SOHO and lifestyle categories generally include content quality, brand name recognition, ease of use, merchandising, product features, quality, reliability, on-line technology, distribution channels and price. Based on its current and anticipated future product offerings, the Company believes that it competes or will compete effectively in these areas, particularly in the way of brand name recognition, quality, ease of use, and product features.

The Company competes primarily with other software publishers, although certain book publishers, magazine publishers, entertainment companies, media companies and training companies may expand their product lines to compete with the Company's products. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing, distribution, technical and other resources. Although there are a variety of consumer and business software publishers, based on product lines and price points. SoftKey International, IMSI, Expert Software, Nova Development Corporation, Caere Corporation and Graphix Zone, Inc. are the Company's primary competitors. In addition, it is possible that certain large software companies, hardware companies and media companies may increasingly target the SOHO and lifestyle niches, resulting in additional competition.

The Company believes that as competition increases, significant price competition resulting in reduced profit margins may result. In addition, commercial acceptance of new technologies such as the Internet for which the Company has not yet developed software products may reduce demand for the Company's existing products. Extensive price competition, reduced demand or distribution channel changes may have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

PRODUCT DEVELOPMENT

The Company currently is seeking to expand its product line with additional brand name content in the SOHO and lifestyle market niches in which the Company believes that a significant market share can be attained. The Company will either develop these products or acquire the rights to the products if possible. The Company has developed a product development model that transforms new product ideas and available content into products as quickly and affordably as practical, thereby seeking to minimize investment risks for each product.

Once a product is approved for development, a project leader, who is an employee of the Company, is assigned who develops a detailed set of specifications, development schedule and a budget. These materials are reviewed in detail by the Company's executive management, and are modified on an as needed basis to reflect market demand, product release schedules and budgetary considerations. The project leader produces the new product with a team that may include electronic editors, programmers, graphic artists, animators, video editors, sound editors, writers, designers and quality assurance testers. Generally, product design, software programming and editing functions are performed by Company employees or independent contractors, while graphics, video and audio editing activities are performed by outside independent contractors but may be performed by Company employees. The Company has an active program of designing quality into its products in addition to performing quality assurance reviews of its products when the product is finished such as testing for bugs, functionality, ease-of-use and compatibility with a variety of popular PC configurations that are available to consumers. The Company anticipates that as it increases its development of lifestyle products, its product development costs with respect to these products may be higher than its historical product development costs relating to SOHO products.

The Company's marketing and sales executives incorporate the new products into their marketing and sales plans in order to produce marketing materials and achieve preliminary sales concurrent with product releases. The Company's development, marketing and sales staff evaluate the Company's products and compare them to customer needs and potentially competitive products. These comparisons form part of the basis for product upgrades, product revisions and new product ideas.

BACKLOG

The Company typically ships its products within a short period of time after acceptance of orders, which is common in the computer software industry. Consequently, the Company does not consider backlog to be a significant or important indicator of future revenues or earnings.

CUSTOMER AND TECHNICAL SUPPORT

Customer and technical support standards are very high in the computer software market. The Company provides telephone and Internet technical support to its customers at no additional charge. In order to remain competitive, the Company currently provides customer support by a dedicated technical support staff. The Company believes that high quality, user-friendly support will aid in the development of the Company's growth by providing valuable feedback to its software development team.

OPERATIONS

The Company coordinates accounting, purchasing, inventory control, scheduling, order processing, warehousing and shipping activities related to its operations between its headquarters location in Langhorne, PA and its development and operations center in San Luis Obispo, CA. Production and large initial shipments to major vendors are performed by independent contractors working under the Company's direction. The Company's management information system handles order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, and mailing list management. Subject to credit terms and product availability, orders are typically shipped from the Company's facilities within 24 hours of receiving an order. Third party contractors replicate the software and assemble manuals, catalog inserts and boxes in which the Company's products are shipped. The Company has multiple sources for all components of its products, and has not experienced any material delays in production or assembly.

EMPLOYEES

As of June 30, 1996, the Company had 28 full-time employees of which 6 were employed in software development; 10 in sales, marketing and customer support; and 12 in operations, finance and administration. In addition, the Company utilizes approximately 5 independent contractors in connection with its product development activities. No employees are represented by labor unions, and the Company has never experienced a work stoppage.

INTELLECTUAL PROPERTY RIGHTS

The Company regards the software it owns as proprietary and relies upon a combination of copyrights, trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its products. The Company believes that these methods of protecting proprietary information are less significant to the Company's success than factors such as the knowledge, ability and experience of the Company's personnel, and the quality of its new product development and acquisition programs and distribution capabilities.


CERTAIN CONSIDERATIONS

This report and the Company's Annual Report to Stockholders for the year ended June 30, 1996 contain certain forward-looking statements that involve risks and uncertainties including, but not limited to, those discussed below and elsewhere in this report. Those factors should be considered by investors in the Company.

Early Stage Company; Multimedia Software Business; Losses. The Company commenced operations in July 1992, and AOMC commenced operations in February 1988. The Company has experienced losses since inception. The accumulated deficit for the Company through June 30, 1996 is $5,655,004. The Company's operations to date have been funded primarily through proceeds from the Company's initial public offering of common stock in October 1995. The Company's operations are subject to all of the risks inherent in the development of an early stage business, particularly in a highly competitive industry, including, but not limited to, development, production and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues from the development and marketing of its current and future software products. The development of multimedia software products, which combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel. Other factors affecting the Company's future success include, but are not limited to, the ability of the Company to overcome problems and delays in product development, market acceptance of products and successful implementation of sales and marketing programs. There can be no assurance that the Company will successfully develop a sustainable multimedia or personal productivity software business and achieve profitability.

Management of Growth. The Company's ability to manage growth effectively will depend on its ability to improve and expand its operations, including its financial and management information systems, and to recruit, train and manage additional sales, software development and administrative personnel. There can be no assurance that management will be able to manage growth effectively, or that it will be able to recruit and retain such personnel, and the failure to do either will have a material adverse effect on the Company.

Need for Additional Funds. The Company's future capital requirements will depend on many factors, including cash flow from operations, continued progress in its software development program, competing technological and market developments and the Company's ability to market its products successfully. If the Company is not able to increase cash flow from operations to a level sufficient to support continued growth of its business, the Company may require additional funds to sustain and expand its product development activities. Adequate funds for these purposes may not be available or may be available only on terms that would result in significant dilution or otherwise be unfavorable to existing stockholders. If the Company is unable to secure additional funding, or if the Company is unable to obtain adequate funds from operations or external sources when required, the Company's inability to do so would have a material adverse effect on the long-term viability of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 6 of this document.

Rapid Technological Change; Product Development. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances and respond to customer requirements. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business and operating results could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business and operating results.

Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Historical results of the Company's revenue and operating results should not necessarily be considered indicative of future growth, or of future operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 6 of this document for a discussion of the Company's historical operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenues and operating results for any quarter are subject to variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful until a representative historical time period is established and should not be relied upon as indications of future performance.

Competition. The markets for personal computer software for consumer, educational and business applications are highly competitive particularly at the retail shelf level where a rapidly increasing number of software titles are competing for the same amount of shelf space. There are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include the traditional attributes used in determining a products value such as: vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease-of-use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved and while the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors current products and innovations. There can be no assurance that it will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business operating results and financial condition.

Software Technology and Other Proprietary Rights. The Company's success depends in part on its ability to protect its proprietary rights to the technologies and concepts used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. The Company has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results. The Company may from time to time be notified that it is infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and the Company's technology will create new products and technology which may give rise to claims of infringement. While no actions are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Any such action could result in substantial cost to and diversion of resources of the Company. If the Company were found to infringe upon the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the advent of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, including members of senior management and technical personnel of acquired companies. The Company has agreements providing for the continued employment of its key employees for a period of one or two years. Notwithstanding the agreements, the employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more key employees, including key employees of acquired companies, could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

International Sales. In fiscal 1996, the Company derived approximately 14% of its total revenues from international sales. International business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in supporting foreign customers, difficulties in managing foreign distributors, potentially adverse tax consequences, the burden of complying with a wide variety of complex operations, customs, foreign laws, regulations and treaties and the possibility of difficulties in collecting accounts receivable.

Acquisition-Related Risks. The acquisitions completed by the Company will present it with numerous challenges, including difficulties in the assimilation of the operations, technologies and products of the acquired companies and managing separate geographic operations. Since its initial public offering the Company has acquired AOMC and VRLI and other acquisitions may be contemplated from time-to-time. The process of integrating the business operations of the acquired companies into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. If the Company's management does not respond to these challenges effectively, the Company's results of operations could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of the acquisitions will be realized. The Company and the acquired companies could experience difficulties or delays in integrating their respective technologies or developing and introducing new products. Delays in, or the non-completion of, the development of these new products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to the realize anticipated benefits of the acquisitions.

Product Liability. The Company's license agreements with customers typically contain provisions designed to limit their exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

Stock Price Volatility. The Company believes that a variety of factors could cause the price of its Common Stock to fluctuate, perhaps substantially, including quarter to quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations , new products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of software and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

Possible Delisting of Securities; Risk of Low Priced Stocks. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol ROMT. A listed company may be delisted if it fails to maintain minimum levels of stockholders' equity, shares publicly held, number of stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At June 30, 1996 the Company does not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000). The Company is seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. There can be no assurance that the Company will be able to raise such additional capital or if it is able to raise additional capital it will be on terms satisfactory to the Company (see Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources contained in this report incorporated herein by reference for additional information concerning the Company's financial position). If the Company fails to satisfy the criteria for continued listing, its Common Stock may be delisted. Public trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets," or on the NASD's "Electronic Bulletin Board." If the Common Stock were delisted, it may be more difficult to dispose of, or even to obtain quotations as to the price of, the Common Stock and the price, if any, offered for the Common Stock may be substantially reduced. In addition, if the Common Stock is delisted from trading on the Nasdaq SmallCap Market, and the trading price of the Common Stock is less than $5.00 per share, or the Company has less than $2 million in net tangible assets, trading in the Common Stock would be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or an annual income exceeding $200,000 or $300,000 jointly with their spouses) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The requirements of Rule 15g-9, if applicable, may affect the ability of broker/dealers to sell the Company's securities and may also affect the ability of purchasers in this offering to sell their shares in the secondary market. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rule") also requires additional disclosure in connection with any trades involving a stock defined as penny stock (any non-Nasdaq equity security that has a market price or exercise price of less than $5.00 per share and less than $2 million in net tangible assets, subject to certain exceptions). Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the SEC explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure must also be made about commissions payable to both the broker/dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.           Properties

The Company currently leases 5,000 square feet of office and warehouse space in Langhorne, PA, and 8,000 square feet of office, development and warehouse space in San Luis Obispo, CA. The Company believes that its current facilities will be adequate for the Company's anticipated needs through fiscal 1997 (see Note 7 to Notes to Consolidated Financial Statements in Item 7 contained in this report incorporated herein by reference for additional information concerning properties leased by the Company). The Company anticipates that it may require additional space as its business grows but anticipates no difficulty in obtaining such space in the vicinity of its current facilities on terms substantially similar to those of the Company's current leases.

Item 3.           Legal Proceedings

On May 12, 1996 the Company terminated the employment of John J. Brown, the former president of AOMC. Mr. Brown has filed a complaint in the Chester County Court of Common Pleas in West Chester, PA alleging breach of his employment contract with the Company. The Company is currently in settlement discussions with Mr. Brown although there is no assurance that the Company will be able to settle this matter on terms acceptable to the Company. If the Company is unable to settle this matter the Company intends to vigorously defend this matter. The Company believes that resolution of this matter will not have a material adverse effect on the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related
                  Stockholder Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Market System ("Nasdaq") under the symbol ROMT. The following are the high and low closing prices from October 18, 1995 (the date of the Company's initial public offering) through June 30, 1996, as reported by Nasdaq:

                                                           High          Low
                                                           ----          ---
      Fiscal 1996
      -----------
           October 18, 1995 (commenced trading)           $4.25         $3.75
           Second quarter                                 $5.25         $3.50
           Third quarter                                 $9.625         $3.00
           Fourth quarter                                $5.375         $3.50

The closing price of the Company's Common Stock on June 28, 1996 was $4.00. The approximate number of stockholders of record on September 25, 1996 was 580; the closing price of the Company's Common Stock on this date was $5.75.

The Company has not paid any dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1996 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2 to the consolidated financial statements, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1995 financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

         o July 1, 1994 to June 30, 1995 - AOMC and VRLI
         o July 1, 1995 to October 17, 1995 - AOMC and VRLI
         o October 18, 1995 to June 30, 1996 - RomTech, AOMC and VRLI

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the Company contained elsewhere herein.

Year Ended June 30, 1996 Compared to the Year Ended June 30, 1995

Revenues and Cost of Revenues

Revenues for the year ended June 30, 1996 were $3,121,000 compared to $2,740,000 for the year ended June 30, 1995, representing an increase of $381,000 or 13.9%. This increase resulted from the inclusion of revenues of RomTech and VRLI of $1,231,000 which were partially offset by a decrease in revenues of $850,000, primarily in the retail channel. The competition for shelf space in retail stores has intensified dramatically during fiscal 1996 because of the increase in the number of software titles available for sale. This shelf space competition, along with the delay in the delivery of new software titles, has resulted in a decline of product purchases by retail stores.

The cost of revenues for the year ended June 30, 1996 were $1,136,000 compared to $790,000 for the year ended June 30, 1995, representing an increase of $346,000 or 44%. The primary reason for this increase in costs relates to the cost of revenues of RomTech and VRLI of $504,000. The reduction in gross profit margin from 71.2% to 63.6%, was caused primarily by RomTech deriving revenues from the reselling of budget category jewel case products which have a lower gross profit margin than boxed products sold during the prior year.

Operating Expenses

Product development expenses for the year ended June 30, 1996 were $728,000 compared to $625,000 for the year ended June 30, 1995, an increase of $103,000 or 16.5%. This increase was caused primarily by increased salary and related costs incurred to develop new products and upgrades for existing products.

Selling, general and administrative expenses for the year ended June 30, 1996 were $3,208,000 compared to $1,610,000 for the year ended June 30, 1995, an increase of $1,598,000 or 99.3%. These costs increased between the current and prior year due to the effects of operating three separate facilities for the current year and two facilities the prior year and increases in the selling, general and administrative expenses of AOMC. Effective June 30, 1996, the AOMC facility was closed in order to consolidate development activities and reduce future operating expenses. Also, prior to the closing, the current year includes costs associated with increased personnel, increased advertising and marketing efforts, commissions on the reselling of budget jewel case products, and corporate costs related to the transition from a privately-held company to a public company.

Non-recurring charges of $971,000 for the year ended June 30, 1996 were comprised of $213,000 in costs relating to the closing of the AOMC facility and $758,000 in merger related expenses associated with the acquisition of VRLI.

Net interest expense for the year ended June 30, 1996 was $74,000 compared to $302,000 for the year ended June 30, 1995, a decrease of $228,000 or 75.5%. The primary reason for this decrease was the reduction of long term debt related to the merger with AOMC and the investment of the proceeds from the initial public offering.

The weighted average common shares outstanding increased 2,040,946 for the year ended June 30, 1996 as a result of the initial public offering and the mergers with AOMC and VRLI.

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position as of June 30, 1996.

On October 18, 1995, the Company significantly improved its financial condition as a result of the merger with AOMC and the consummation of an initial public offering. The merger with AOMC resulted in the exchange of $1,936,452 of AOMC debt for 1,000,000 shares of convertible preferred stock, a $300,000 principal amount 8.75% note payable, a $50,000 cash payment and forgiveness of $587,000 of debt. The initial public offering resulted in net proceeds of $3,624,000 of which $300,000 was used to repay bridge financing, $124,000 was used for capital expenditures, $90,000 was used for software rights purchases, $2,251,000 was used to fund operations, and the remainder is currently invested in cash equivalents and short term investments.

On April 5, 1996 the Company acquired VRLI in a transaction that was accounted for as a "pooling of interest" and accordingly the Company's historical financial statements have been restated to include the operations of VRLI for all periods presented. The Company is currently restructuring its operations to recognize the benefits by eliminating duplicated processes that are being performed at both locations.

As of June 30, 1996 the Company's cash and working capital balances were $954,663 and $600,570, respectively. To date the Company continues to operate at a loss. At June 30, 1996 the Company does not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market. The Company is seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company plans to raise additional capital and it will seek such funding through additional public or private financings. There can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Currently, the Company has no significant capital expenditure commitments.

On September 25, 1996, the Company entered into an agreement in principle to acquire FileABC(TM), a Nevada Limited Partnership, ("FileABC") in exchange for $500,000 in cash and 200,000 shares of the Company's common stock. An additional 100,000 shares of the Company's common stock ,(up to a maximum of 1,000,000 shares), will be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(TM) operating systems. The Company has provided FileABC with interim financing of $50,000 pending completion of the acquisition. The acquisition is subject to certain conditions and is expected to be consummated during the second quarter of fiscal 1996. If completed, the acquisition of FileABC will be accounted for using the purchase method of accounting.

The Company continues to consider investments or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") was issued in March 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company anticipates the adoption of SFAS 121 will not have a material impact on its results of operations or financial position.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October 1995. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 23") with pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company intends to continue to apply APB 25 for future stock options and stock based awards, and accordingly, does not anticipate that the adoption of SFAS 123 will have a material impact on its results of operations or financial position.

The Company will adopt both SFAS 121 and 123 effective July 1, 1996.

Item 7.           Financial Statements




                                  RomTech, Inc.
                   Index to Consolidated Financial Statements



                                                                        Page
                                                                        ----
     Independent Auditors' Report..................................       16

     Consolidated Balance Sheet June 30, 1996......................       17

     Consolidated Statements of Operations for the years
     ended June 30,1996 and 1995...................................       18

     Consolidated Statements of Stockholders' Equity for
     the years ended June 30, 1996 and 1995........................       19

     Consolidated Statements of Cash Flows for the years
     ended June 30, 1996 and 1995..................................       20

     Notes to Consolidated Financial
     Statements....................................................       22

                          Independent Auditors' Report


The Board of Directors and Shareholders
RomTech, Inc.:

We have audited the accompanying consolidated balance sheet of RomTech, Inc. and subsidiary as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RomTech, Inc. and subsidiary as of June 30, 1996 and the results of its operations and cash flows for each of the years in the two-year period ended June 30, 1996, in conformity with generally accepted accounting principles.


/s/  KPMG Peat Marwick LLP
- ---------------------------
Philadelphia, Pennsylvania
August 9, 1996, except as to note 18,
which is at September 27, 1996

                                  RomTech, Inc.
                           Consolidated Balance Sheet
                                  June 30, 1996

                                                                       1996
                                                                       ----
ASSETS
Current assets:
   Cash and cash equivalents                                        $   954,663
   Short term investments
                                                                        398,952
   Accounts receivable, net of allowance for
    doubtful accounts of $60,409                                        425,298
   Inventory                                                            205,221
   Prepaid expenses                                                      41,410
                                                                    -----------
          Total current assets                                        2,025,544

Furniture and equipment, net                                            117,343
Intangibles and other assets                                             88,214
                                                                    -----------
          Total assets                                              $ 2,231,101
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                    $   331,800
   Accounts payable                                                     376,167
   Accrued expenses                                                     717,007
                                                                    -----------
          Total current liabilities                                   1,424,974

Capital lease obligations net of current portion                         15,876
Notes payable-long term portion                                         330,000
Convertible subordinated debt                                           150,000
                                                                    -----------
          Total liabilities                                           1,920,850

Commitments and contingencies, Notes 7 and 13

Stockholders' equity:
   Convertible preferred stock                                        1,000,000
   Common stock, no par value (40,000,000 shares
     authorized; 6,285,128 issued and outstanding)                    4,217,517
   Additional paid in capital                                           747,738
   Accumulated deficit                                               (5,655,004)
                                                                    -----------
          Total stockholders' equity                                    310,251
                                                                    -----------
          Total liabilities and stockholders' equity                $ 2,231,101
                                                                    ===========

See accompanying notes to consolidated financial statements.

                                  RomTech, Inc.
                      Consolidated Statements of Operations
                       Years ended June 30, 1996 and 1995

                                                        1996            1995
                                                    -----------     -----------

Net sales                                           $ 3,120,651     $ 2,740,140

Cost of sales                                         1,135,792         789,580
                                                    -----------     -----------

Gross profit                                          1,984,859       1,950,560

Operating expenses:
     Product development                                728,391         624,594
     Selling, general and administrative              3,208,386       1,610,025
     Non-recurring facility closure expenses            212,782           - 0 -
     Non-recurring merger expenses                      757,804           - 0 -
                                                    -----------     -----------
        Total operating expenses                      4,907,363       2,234,619
                                                    -----------     -----------

Operating loss                                       (2,922,504)       (284,059)

Interest expense, net                                    73,706         301,703
Provision for income taxes                                2,270             800
                                                    -----------     -----------

Net loss                                            ($2,998,480)    ($  586,562)
                                                    ===========     ===========

Net loss per common share                           ($     0.57)    ($     0.18)
                                                    ===========     ===========

Weighted average common shares outstanding            5,254,552       3,213,606















See accompanying notes to consolidated financial statements.

                                  RomTech, Inc.
                 Consolidated Statements of Stockholders' Equity
                       Years ended June 30, 1996 and 1995



                                    Preferred Stock           Common Stock         Additional
                                 ----------------------    ----------------------   Paid-in    Accumulated   Stockholders'
                                  Shares      Amount        Shares       Amount     Capital      Deficit        Equity
                                 ---------   ----------    ---------   ----------   ---------  -----------   -------------

Balance as of June 30, 1994                                    2,077     $131,000    $62,329   ($2,069,962)   ($1,876,633)

Adjustment to reflect pooling
   of interest accounting on
   acquisition of VRLI                                     1,284,440      250,000     98,198                      348,198

Balance as of June 30, 1994
   as restated                                             1,286,517      381,000    160,527    (2,069,962)    (1,528,435)

Value assigned to warrants
   issued in connection with
   debt financing                                                                        604                          604

Net loss                                                                                          (586,562)      (586,562)

Balance as of June 30, 1995
   as restated                                             1,286,517      381,000    161,131    (2,656,524)    (2,114,393)
                                 ---------   ----------    ---------   ----------   --------   -----------     ----------

Net loss                                                                                        (2,998,480)    (2,998,480)

Adjustment to reflect
 RomTech's outstanding
 shares as a recapitalization
 of AOMC and the shares
 issued in connection with
 the merger with AOMC
 accounted for as a reverse
 acquisition (Note 2)                                      3,175,664      (92,219)                                (92,219)

Shares issued in connection
   with the initial public
   offering                                                1,550,000    3,623,796                               3,623,796

Shares issued in exchange for
   debt and related
   forgiveness in connection
   with AOMC merger (Note 2)     1,000,000   $1,000,000                              586,607                    1,586,607

Shares issued in connection
   with exercise of warrants                                 221,862      100,600                                 100,600

Shares issued in connection
   with VRLI merger related
   expenses                                                   51,085      204,340                                 204,340
                                 ---------   ----------    ---------   ----------   --------   -----------     ----------

Balance as of June 30, 1996      1,000,000   $1,000,000    6,285,128   $4,217,517   $747,738   ($5,655,004)      $310,251
                                 =========   ==========    =========   ==========   ========   ===========     ==========



See accompanying notes to consolidated financial statements.

                                  RomTech, Inc.
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 1996 and 1995

                                                                 1996           1995
                                                              -----------    -----------
Cash flows from operating activities:
    Net loss                                                  ($2,998,480)   ($  586,562)
    Adjustments to reconcile net loss to net cash
        from operating activities:
    Common stock issued as a finder fee in connection
          with the VRLI acquisition                               204,340          - 0 -
    Depreciation and amortization                                 143,382         48,361
    Interest expense incurred but not paid                         55,000        181,748
    Changes in items  affecting  operations,  net of effect
        from  acquired business:
             Restricted cash                                       34,627        (34,627)
             Accounts receivable                                  (27,469)       119,867
             Prepaid expenses                                      15,002        (25,612)
             Inventory                                            (85,214)        46,532
             Accounts payable                                     197,091       (150,544)
             Deferred revenue                                           0         90,000
             Accrued expenses                                     415,424        (51,285)
                                                              -----------    -----------
Net cash used in operating activities                          (2,046,297)      (362,122)

Cash flows from investing activities:
    Purchase of short term investments                         (1,192,404)         - 0 -
    Sales and maturities of short term investments                793,452          - 0 -
    Purchase of furniture and equipment                          (123,901)       (11,814)
    Purchase of software rights                                   (89,930)         - 0 -
    Loan to related party                                          (4,750)         - 0 -
                                                              -----------    -----------
Net cash used in investing activities                            (617,533)       (11,814)

Cash flows from financing activities:
    Net proceeds of initial public offering of common stock     3,623,796          - 0 -
    Net repayments of factored accounts receivable               (279,411)       279,411
    (Repayment of) proceeds from notes payable                    (44,872)        89,748
    Proceeds from convertible subordinated debt                   300,000          - 0 -
    Proceeds from exercise of  warrants                           100,600          - 0 -
    (Repayment of) proceeds from advances to officers            (127,776)        29,083
    Repayment of lease obligations                                (39,554)       (19,583)
    Other                                                             537          - 0 -
                                                              -----------    -----------
Net cash provided by financing activities                       3,533,320        378,659

Net increase in cash and cash equivalents                         869,490          4,723

Cash and cash equivalents:
   Beginning of period                                             85,173         80,450
                                                              -----------    -----------
   End of period                                              $   954,663    $    85,173
                                                              ===========    ===========



See accompanying notes to consolidated financial statements.

                                  RomTech, Inc.
                      Consolidated Statements of Cash Flows


                                                                 1996       1995
                                                              ----------   -------
Supplemental cash flow information:

Cash paid during year for:
       Interest                                               $  129,897   $93,208
                                                              ==========   =======

Noncash investing and financing activities:
        Settlement of long term debt and officer's notes
         payable through issuance of preferred stock, notes
         payable and debt forgiveness, net of $50,000 cash
         payment, (see Note 2).                               $1,886,451     - 0 -
                                                              ==========   =======

        Deficiency in net assets acquired through reverse
         acquisition by issuance of common stock.             $   92,219     - 0 -
                                                              ==========   =======

     See Note 2 for additional noncash financing activities



















See accompanying notes to consolidated financial statements.

                                  RomTech, Inc.
                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1996 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1995 financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

         o July 1, 1994 to June 30, 1995 - AOMC and VRLI
         o July 1, 1995 to October 17, 1995 - AOMC and VRLI
         o October 18, 1995 to June 30, 1996 - RomTech, AOMC and VRLI

Description of Business

     RomTech, Inc. (the "Company") is a Pennsylvania Corporation which was incorporated in July 1992. The Company develops, publishes, markets and is a reseller of a diversified line of personal computer software for consumer, educational and business applications. The Company's sales are primarily made through retail stores, by direct mail and sales of CD-ROM titles in jewel case packaging at computer trade shows.

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virtual Reality Laboratories, Inc. All intercompany balances and transactions have been eliminated.

Fair Value of Financial Instruments

     The recorded amounts of cash and short term investments, accounts receivable, and accounts payable at June 30, 1996 approximate fair value in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" due to the relatively short period of time between origination of the instruments and their expected realization. The Company's debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Short Term Investments

     Short term investments at June 30, 1996 consist of certificates of deposit. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Under Statement 115, the Company classifies all of its short term investments as available-for-sale and records them at fair value. Unrealized holding gains and losses, if any, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

Inventory

     Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

Furniture and Equipment

     Furniture and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to five years.

     Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the assets. Maintenance and repair costs are expensed as incurred.

Intangible Assets

     The Company has intangible assets resulting from the purchase of the software rights to clip art images. Accumulated amortization at June 30, 1996 was $11,145. The Company amortizes these intangible assets over three years.

Revenue Recognition

     Product sales:

     Revenue from the sale of products is recognized when the product has been shipped, the Company has the right to invoice the customer, collection of the receivable is probable and there are no significant obligations remaining.

     While the Company has no other obligations to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products for a limited time and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

     Allowance for product returns:

     The Company maintains a return policy that allows distributors and retailers to return products according to negotiated terms relating to overstocking or defective products. The Company records an allowance for returns as a reduction of gross sales at the time of product shipment. The allowance, which is included in accrued liabilities, is estimated based primarily upon historic experience, analysis of distributor and retailer inventories of the Company's products and analysis of market conditions. Gross product revenues subject to returns were approximately $2,790,000 and $ 2,823,000 for the years ended June 30, 1996 and 1995, respectively.

     Software licenses and royalties:

     Software license revenue and royalties are recognized as revenue at the time the Company has completed all significant performance obligations under the terms of the license agreement and when any amounts advanced or received are non-refundable. Revenues from licenses and royalties were approximately $612,000 and $228,000 for the years ended June 30, 1996 and 1995, respectively.

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

Advertising

     Advertising is charged to expense as incurred. Advertising expense was approximately $624,000 and $567,000 for the years ended June 30, 1996 and 1995, respectively.

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Computation of Net Loss Per Share

     For the year ended June 30, 1995, net loss per common share was computed using the weighted average number of common shares outstanding during the period for AOMC retroactively adjusted for the shares and warrants received in connection with the reverse acquisition, reflected as a recapitialization of the previously outstanding common stock of AOMC, and retroactively adjusted for the acquisition of VRLI (see Note 2).

     For the year ended June 30, 1996, net loss per common share is computed using the weighted average number of common shares outstanding adjusted to reflect the outstanding shares of the Company at the time of the merger with AOMC and the shares issued in connection with the reverse acquisition reflected as a recapitalization of the previously outstanding common stock of AOMC and the shares issued in connection with the merger of Virtual Reality Laboratories, Inc. (see Note 2). Common stock equivalents were excluded from the calculation since they were anti-dilutive.

Management's Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates significant to these financial statements include allowances for product returns, doubtful accounts receivable, inventory and the valuation allowance for deferred tax assets.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") was issued in March 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company anticipates the adoption of SFAS 121 will not have a material impact on its results of operations or financial position.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October 1995. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 23") with pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company intends to continue to apply APB 25 for future stock options and stock based awards, and accordingly, does not anticipate that the adoption of SFAS 123 will have a material impact on its results of operations or financial position.

     The Company will adopt both SFAS 121 and 123 effective July 1, 1996.

2.  Mergers/Completion of Public Offering

Applied Optical Media Corporation ("AOMC")

     On October 18, 1995, the Company merged with AOMC, whereby the stockholders of AOMC exchanged all their outstanding shares for 1,575,000 common shares of the Company and 425,000 warrants to purchase common shares at $.50 per share. In addition, concurrently with the Merger certain stockholders of AOMC exchanged debt with a carrying value of $1,936,452 for 1,000,000 shares of convertible preferred stock, a $300,000, 8.75% note payable, a $50,000 cash payment and forgiveness of $586,607 of debt. The preferred stock has a face value of $1,000,000 and is convertible into common stock of the Company beginning two years after October 18, 1995 at a price of $3.30 per share. The Company has the right to redeem the preferred stock for an aggregate redemption price of $1,000,000.

     As a result of the AOMC merger, the former stockholders of AOMC had a majority of the voting rights of the combined enterprise on a fully diluted, if converted basis. Therefore, for accounting purposes, AOMC was considered the acquirer (reverse acquisition). The cost of acquiring the Company was based on the fair market value of the Company's net assets which approximated their recorded value.

     In connection with the reverse acquisition, the outstanding shares of the Company and the shares of the Company issued to AOMC stockholders have been reflected as a recapitalization of the previously outstanding AOMC common stock.

     Prior to completion of the Merger, the Company's authorized capital was increased to 40,000,000 shares of common stock, no par value, and 10,000,000 shares of preferred stock, no par value. Also, on October 18, 1995, the Company consummated an initial public offering of 1,550,000 shares of common stock at a price of $3.00 per share resulting in net proceeds of $4,070,500 before deducting offering costs of $446,704.

Virtual Reality Laboratories, Inc. ("VRLI")

     On April 5, 1996, the Company acquired VRLI, a California corporation, in a transaction structured as a merger of VRLI with a newly formed subsidiary of the Company ("RomTech subsidiary"), with the RomTech subsidiary as the surviving corporation. VRLI, which is located in San Luis Obispo, California, publishes software for use on desktop computers. Its products include business forms and imaging processing software targeted for the small-office, home-office market, three-dimensional landscape rendering software and astronomy software for special interest users and the education market. In connection with the acquisition, the Company issued a total of 1,284,440 shares of its common stock, in exchange for all of the equity interests of Virtual Reality, which included common stock, stock options, convertible subordinated debt and a $100,000 promissory note to an officer and stockholder of VRLI. In addition, the Company incurred acquisition-related expenses of approximately $757,804 including $204,340 in the form of the Company's Common Stock, related to investment banking, consulting, accounting and legal costs which were charged to operations. This acquisition was accounted for using the pooling-of-interests method, and accordingly the Company's historical financial statements presented have been restated to include the accounts and results of operations of VRLI.

     The following supplemental unaudited pro forma information summarizes the combined results of operations of the Company as if the merger with AOMC occurred at the beginning of the respective periods presented.

                                                      Years ended June 30,
                                                   --------------------------
                                                      1996            1995
                                                      ----            ----
     Net sales                                     $3,378,360      $3,832,837
                                                  -----------      ----------
     Net loss                                     ($3,310,745)      ($663,813)
                                                  -----------      ----------
     Net loss per share                                 ($.57)          ($.13)
                                                  -----------      ----------
     Weighted average common shares                 5,786,378       5,091,008
                                                  -----------      ----------

3.   Inventory

     Inventory consists of the following:

     Raw materials                                                   $ 43,330
     Finished goods                                                   161,891
                                                                     --------
                                                                     $205,221
                                                                     ========
4.   Furniture and Equipment

     Furniture and equipment consists of the following:

     Furniture and equipment                                         $273,500
     Vehicles                                                          50,621
     Leasehold improvements                                             3,915
                                                                     --------
                                                                      328,036
     Accumulated depreciation                                        (210,693)
                                                                     --------
     Net book value                                                  $117,343
                                                                     ========
5.   Accrued Expenses

     Accrued expenses consist of the following:

     Accrued royalties                                               $118,120
     Accrued payroll                                                  352,447
     Accrued professional fees                                        173,413
     Other accrued expenses                                            73,027
                                                                     --------
                                                                     $717,007
                                                                     ========
6.   Notes Payable

     Notes payable consist of the following:

     Note payable to bank, bearing interest at the prime
     rate plus 2.75% (11.0%). Matures on March 25, 2003,
     principal and interest of $5,993 payable monthly.
     The note is guaranteed by an officer of the Company
     and the Small Business Administration.
                                                                     $341,800

     12% unsecured convertible note payable to an employee,
     principal and interest due on March 6, 1999. Convertible
     to 14.034 Shares of Common Stock at $1.43 per share.              20,000

     8.75% subordinated note payable due within fiscal 1997. The debt is subordinated to the note payable ($341,800 at June 30,
     1996) guaranteed by the Small Business Administration.           300,000
                                                                     --------

                                                                      661,800

     Less current portion                                             331,800
                                                                     --------
     Long term portion                                               $330,000
                                                                     ========

7. Lease Obligations

     The Company leases its operating facilities under operating leases expiring in August and September 1999. Rent expense was $68,335, and $59,564 for the years ended June 30, 1996 and 1995, respectively.

     The Company has financed the purchase of office equipment through capital lease agreements. The obligations are collaterallized by the leased equipment, which had a net book value of $26,952 and $58,001 at June 30, 1996 and 1995, respectively.

  Future payments of leases are as follows:

                                               Operating    Capital
                                                Leases      Leases       Total
                                               ---------    -------      -----
    Year ending June 30, 1997                  $104,832     $14,566    $119,398
    Year ending June 30, 1998                   128,306      16,760     145,066
    Year ending June 30, 1999                   163,861       - 0 -     163,861
                                               --------    --------    --------
                                               $396,999      31,326    $428,325
                                               ========    --------    ========
    Less interest                                            (3,417)
                                                           --------
    Present value of future lease payments                   27,909
    Less current portion                                    (12,033)
                                                           --------
    Long term portion                                       $15,876
                                                           ========


8.  Convertible Subordinated Debt

     In connection with the merger of VRLI on April 5, 1996 (see Note 2,) the Company assumed 10% convertible subordinated debt, maturing in November 2000. The notes are convertible into 46,685 shares of common stock at a price of $3.213 per share, (the conversion price established at the time of the merger of the Company and VRLI, see Note 2), at anytime by the holder. Interest is payable quarterly. The convertible debt is subordinated to the note payable ($341,800 at June 30, 1996) guaranteed by the Small Business Administration.

9.  Income Taxes

     No federal income tax expense or benefit was recorded for the periods presented. However, any deferred tax asset created was offset by a valuation allowance of equal amount in accordance with SFAS No. 109.

     As of June 30, 1996, the Company has approximately $5,000,000 of net operating loss carryforward ("NOL's") for tax purposes (expiring in years 2003 through 2011), which may be available to offset future federal taxable income. The Company's NOL's may be subject to the provisions of IRC Section 382, as established by the Tax Reform Act of 1986, related to changes in stock ownership. Presently no determination has been made to evaluate what effect the application of these regulations may have on the utilization of the NOL's. Should these regulations apply, the amount of the NOL's that can be utilized to offset taxable income in future periods may be subject to an annual limitation and it is possible that some portion of the NOL's may never be utilized.

10.  Preferred Stock

     The Company issued 1,000,000 shares of convertible preferred stock in connection with the merger with AOMC (see Note 2). The preferred stock is convertible into common stock at a price of $3.30 per share and has a redemption value of $1.00 per share. The preferred stock can be redeemed by the Company after giving 90 days written notice to the preferred stockholder, provided that, beginning two years from October 18, 1995, the preferred stockholder has the right to convert the preferred stock into common stock during such 90 day period. The preferred stock entitles the holder to a liquidation payment of $1,000,000 upon the dissolution of the Company before any liquidation distributions are made with respect to the common stock. The preferred stock does not provide for the payment of any dividends thereon.

11.  Common Stock

     During 1995, the Company completed a 10,000-for-1 common stock split and increased its authorized common stock to 2,000,000 shares. Subsequently, on June 30, 1995, the Company amended its articles of incorporation to authorize the issuance of 40,000,000 shares of common stock, without par value and 10,000,000 shares of preferred stock, without par value, and effected a 1.5 for 1 stock split. All common shares in the accompanying financial statements are presented on a post-split basis.

12.  Stock Options and Warrants

Stock Option Plans:

     On August 31, 1994 the Company adopted the 1994 Stock Option Plan (the "1994 Plan") under which options to purchase an aggregate of 132,000 shares of the Company's common stock were granted to officers, directors or employees at an exercise price of $2.00 and with an expiration date of August 31, 1999. None of the options granted under the 1994 Plan have been exercised. The 1994 Plan has been terminated and no additional options will be granted thereunder.

     During 1995, the Company adopted, amended and restated the 1995 Stock Option Plan (the 1995 Plan). The Company has reserved 350,000 shares of common stock for issuance under the 1995 Plan. The 1995 Plan is administered by the Nominating and Compensation Committee (the Committee) of the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors; and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of the Company. Non-employee directors will receive options for 10,000 shares of common stock and, in addition, each director will receive options for 5,000 shares of common stock on January 1 of each year that they are a director.

     The expiration of an option and the vesting period will be determined by the Committee at the time of the grant , but in no event will an option be exercisable after 10 years from the date of grant or in the case of non-employee directors after 5 years from the date of grant. In most cases, upon termination of employment, vested options must be exercised by the optionee within 30 days after the termination of the optionee's employment with the Company.

     On April 28, 1995, the Company issued 30,000 non qualified options under the 1995 Plan. These options have an exercise price of $2.00 per share and expire on April 28, 2000.

     Information regarding the stock option plans is as follows:

                                           Number of       Range of Prices
                                             shares            per Share
                                           ---------       ---------------

     Balances, June 30, 1994                      --              $  --
       Granted                               162,000               2.00
       Canceled                                   --                 --
       Exercised                                  --                 --
                                          ----------        -----------
     Balances, June 30, 1995                 162,000              $2.00
       Granted                               276,793          1.46-5.25
       Canceled                                   --                 --
       Exercised                                  --                 --
                                          ----------        -----------
     Balances, June 30, 1996                 438,793        $1.46-$5.25
                                          ==========        ===========

     At June 30, 1996, 216,293 options outstanding under the 1994 and 1995 Plans were exercisable.

Common Stock Warrants:

     In April of 1995, the Company received $100,000 in connection with the sale of a warrant to acquire 220,662 shares of the Company's common stock at any time on or before April 27, 2002 at an exercise price of $.45 per share. The warrant holder was also granted certain registration rights for a seven-year period, however, those rights did not extend to the Company's initial public offering of common stock. In April 1995, the Company issued 15,000 warrants to a group of private investors. These warrants are exercisable at any time on or before May 1, 2000 at an exercise price equal to the greater of $3.00 per share or 120% of the offering price of the Company's common stock pursuant to the first registration statement filed by the Company pursuant to the Securities Act of 1933. No value was assigned to these warrants. On October 18, 1995, in connection with the Company's initial public offering of common stock, the underwriter was granted 155,000 warrants. These warrants are exercisable at anytime on or before October 13, 2000 at an exercise price of $3.60 per share. Registration rights were granted in connection with the underwriter's warrants. In addition, 425,000 warrants were issued to the former owners of AOMC. These warrants are exercisable at any time on or before October 16, 2002 at an exercise price of $.50 per share.

     Information regarding the warrants is as follows:

                                                 Number of         Exercise
                                                  Warrants          Price
                                                 ---------         --------
     Balances, June 30, 1994                            --            $   --
       Warrants granted                            235,662         0.45-3.00
       Warrants canceled                                --                --
       Warrants exercised                               --                --
                                               -----------      ------------
     Balances, June 30, 1995                       235,662         0.45-3.00
       Warrants granted                            580,000         0.50-3.60
       Warrants canceled                                --                --
       Warrants exercised                         (221,862)        0.45-0.50
                                               -----------      ------------
     Balances, June 30, 1996                       593,800       $0.45-$3.60
                                               ===========      ============

13.  Commitments and Contingencies

     Under various licensing agreements, the Company is required to pay royalties on the sales of certain products that incorporate licensed content. Royalty expense under such agreements, which is recorded in cost of sales, was approximately $320,000 and $246,000 for the twelve months ended June 30, 1996 and 1995, respectively.

     On May 12, 1996 the Company terminated the employment of John J. Brown, the former president of AOMC. Mr. Brown has filed a complaint in the Chester County Court of Common Pleas in West Chester, PA alleging breach of his employment contract with the Company. The Company is currently in settlement discussions with Mr. Brown although there is no assurance that the Company will be able to settle this mater on terms acceptable to the Company. If the Company is unable to settle this matter the Company intends to vigorously defend this matter. The Company believes that resolution of this matter will not have a material adverse effect on the Company.

14.  Non-recurring Facility Closure Expenses

     In June 1996, the Company closed the former AOMC facility. In connection with the closure $212,782 was charged to operations for the year ended June 30, 1996. The total charged to operations related to severance. At June 30, 1996, $15,775 of the total charged to operations had been paid and $197,007 of the amount remained to be paid.

15.  Related Party Transactions

     During the year ended June 30, 1996 the Company had certain related party transactions with a company owned and operated by an individual who also performs the buyer function for the Company as a part time employee. The Company recorded $769,000 in revenues and $272,000 in commission expense with this related party during the year ended June 30, 1996. No revenues or commission expense was incurred during the year ended June 30, 1995. At June 30, 1996 the Company had a trade accounts receivable of $40,000 and a note receivable of $4,750 with this related party. At June 30, 1995 the Company had no trade accounts receivable or note receivable outstanding with this related party.

16.  Major Customers and Export Sales

     During the year ended June 30, 1996 the Company had four customers which accounted for approximately 25%, 9%, 7% and 5% of net revenues. No customer accounted for more than 5% of net revenues during the year ended June 30, 1995. The amount of export sales included in net revenues were approximately $429,000 and $122,000 for the years ended June 30, 1996 and 1995, respectively.

17.  Liquidity

         As of June 30, 1996 the Company's cash and working capital balances were $954,663 and $600,570, respectively. At June 30, 1996 the Company does not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market. The Company is seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. The accumulated deficit at June 30, 1996 was $5,655,004. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company plans to raise additional capital and it will seek such funding through additional public or private financings. There can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

18.  Subsequent Event

     On September 27, 1996, the Company entered into an agreement in principle to acquire FileABC(TM), a Nevada Limited Partnership, ("FileABC") in exchange for $500,000 in cash and 200,000 shares of the Company's common stock. An additional 100,000 shares of the Company's common stock ,(up to a maximum of 1,000,000 shares), will be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(TM) operating systems. The Company will provide FileABC with interim financing of $175,000 pending completion of the acquisition. The acquisition is subject to certain conditions and is expected to be consummated during the second quarter of fiscal 1996. If completed, the acquisition of FileABC will be accounted for using the purchase method of accounting.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors", under the caption "Executive Officers of the Company", and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 10.          Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 12.          Certain Relationships and Related Transactions

See Note 15 to Notes to Consolidated Financial Statements in Item 7 contained in this report incorporated herein by reference for information concerning certain relationships and related party transactions.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized..




                                     ROMTECH, INC.


Date:  September 27, 1996            /s/  Joseph A. Falsetti
       -------------------           -----------------------
                                     Joseph A. Falsetti
                                     Chairman, Chief Executive Officer
                                     and Director

Date:  September 27, 1996            /s/  Gerald W. Klein
       -------------------           --------------------
                                     Gerald W. Klein
                                     Vice President, Chief Financial Officer
                                     and Director

Date:  September 27, 1996            /s/  Lance H. Woeltjen
       -------------------           ----------------------
                                     Lance H. Woeltjen
                                     President of Virtual Reality Laboratories,
                                     Inc. and Director

Date:  September 27, 1996            /s/  Thomas D. Parente
       -------------------           ----------------------
                                     Thomas D. Parente
                                     Director

Date:  September 27, 1996            /s/  John P. Kirwin, III
       -------------------           ------------------------
                                     John P. Kirwin, III
                                     Director

Date:  September 27, 1996            /s/  John J. Brown
       -------------------           ------------------
                                     John J. Brown
                                     Director

Item 13.          Exhibits and Reports on Form 8-K

  Exhibit No.                              Description of Exhibit                               Page Number
  -----------                              ----------------------                               -----------
        *2.1    Agreement and Plan of Reorganization dated April 4, 1996 by and among the Registrant, the Registrant's wholly-owned subsidiary and Virtual Reality Laboratories, Inc.

        *2.2 Agreement and Plan of Merger dated April 4, 1996 by and among the Registrant, the Registrant's wholly-owned subsidiary and Virtual Reality Laboratories, Inc.

        *4.1    Notice and Agreement to Exchange Convertible Debt of Claire L. Broline dated
                April 4, 1996.

        *4.2    Notice and Agreement to Exchange Convertible Debt of John J. Gardiner III
                dated April 4, 1996.

        *4.3    Notice and Agreement to Exchange Convertible Debt of Lambert C. Thom dated
                April 4, 1996.

        *4.4    Notice and Agreement to Exchange Convertible Debt of Robert Calder Davis,
                Jr. dated April 4, 1996.

        *4.5 Registration Rights Agreement dated April 4, 1996 by and among the Registrant, the former stockholders of Virtual Reality
                Laboratories, Inc. and the former holders of convertible subordinated debt of Virtual Reality Laboratories, Inc.

       *10.8    License Agreement between Michael Smithwick and Virtual Reality
                Laboratories, Inc. dated September 2,1989.

       *10.9    License Agreement between Hypercube Engineering and Virtual Reality
                Laboratories, Inc. dated February 24, 1990.

      *10.10    License Agreement between Jean Ames, Lance Woeltjen and Virtual Reality
                Laboratories, Inc. dated May 6, 1993.

      *10.11    Promissory Note in the amount of $350,000 from Virtual Reality Laboratories,
                Inc. to Heller First Capital Corporation dated March 25, 1996.

      *10.12    Commercial Security Agreement dated March 25, 1996 between Virtual Reality
                Laboratories, Inc. and Heller First Capital Corporation.

      *10.13    U.S. Small Business Administration Guaranty dated March 25, 1996.

      *10.14    Software Development and License Agreement dated January 6, 1995 between
                Virtual Reality Laboratories, Inc. and A.I. Soft, Inc.

        11.1    Statement regarding computation of per share earnings.                               30

        27.1    Financial Data Schedule                                                              31

       *  99    Escrow Agreement dated April 4, 1996 by and among the Registrant, Virtual
                Reality Laboratories, Inc. ("Virtual Reality"), Lance H. Woeltjen, as
                representative of the former Virtual Reality stockholders, the former
                Virtual Reality stockholders and Main Line Federal Savings Bank, as escrow agent.

- -----------------------
* Incorporated by reference herein from the Registrant's Quarterly Reports on Form 10-QSB or Form 8-K as filed with the Securities and Exchange Commission on April 19, 1996.