Form 10KSB/A
period 1996-06-30
ROM TECH INC
filed 1996-11-07
CIK 948703

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

                         Commission File Number 0-27102

                                  ROMTECH, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-2694937
---------------------------------                      ----------------------
 (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification Number)


2000 Cabot Boulevard, Suite 110, Langhorne, PA                 19047-1833
----------------------------------------------                 ----------
   (address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code               215-750-6606

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

Item 3.           Legal Proceedings


On May 12, 1996 the Company terminated the employment of John J. Brown, the former president of AOMC. Mr. Brown has filed a complaint in the Chester County Court of Common Pleas in West Chester, PA alleging breach of his employment contract with the Company. On September 28, 1996 the Company paid Mr. Brown $62,500 in settlement of his complaint alleging breach of his employment contract with the Company. The settlement amount had been accrued and expensed as of June 30, 1996.


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


/s/  KPMG Peat Marwick LLP
---------------------------
Philadelphia, Pennsylvania
August 9, 1996, except as to note 18,
which is as of October 18, 1996

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
                                                              ==========   =======

     See Note 2 for additional noncash financing activities.



















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

18.  Subsequent Event


     On September 27, 1996, the Company entered into an agreement in principle to acquire FileABC(TM), a Nevada Limited Partnership, ("FileABC") in exchange for $500,000 in cash and 200,000 shares of the Company's common stock. The terms of the agreement were amended on October 18, 1996, whereby FileABC will be paid $450,000 in cash in addition to the interim fiancing of $50,000 provided on July 17, 1996. Additionally, a maximum of 1,200,000 shares will be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(TM) operating systems. The Company will provide FileABC with interim financing of $175,000 pending completion of the acquisition. The acquisition is subject to certain conditions and is expected to be consummated during the second quarter of fiscal 1996. If completed, the acquisition of FileABC will be accounted for using the purchase method of accounting.




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