Form 10QSB
period 1996-09-30
ROM TECH INC
filed 1996-11-14
CIK 948703

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

   |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes ( )       No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,285,128 shares of common stock, no par value per share, as of November 1, 1996.
Transitional Small Business Disclosure Format (check one):

                           Yes ( )       No (X)

===============================================================================

                                  RomTech, Inc.

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I.     Financial Information

Item 1.     Financial Statements:

            Consolidated Balance Sheet as of September 30, 1996................      3

            Consolidated Statements of Operations for the three months
              ended September 30, 1996 and 1995................................      4

            Consolidated Statements of Cash Flows for the three ended
              September 30, 1996 and 1995......................................      5

            Notes to Consolidated Financial Statements.........................     6-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................     8-9


Part II.    Other Information

            Exhibit Index......................................................      10

            Financial Data Schedule............................................      11

            Signatures.........................................................      12

                                  RomTech, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                September 30,
                                                                    1996
                                                                -------------
                           ASSETS

Current assets:
   Cash and cash equivalents                                       $758,596
   Restricted cash                                                   14,788
   Accounts receivable, net of allowance for doubtful
      accounts of $88,970                                           577,358
   Inventory                                                        280,929
   Prepaid expenses                                                 233,026
                                                                    -------
          Total current assets                                    1,864,697

Furniture and equipment, net                                        157,338
Intangibles and other assets                                        136,083
                                                                 ----------
          Total assets                                           $2,158,118
                                                                 ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                   $337,054
   Accounts payable                                                 598,784
   Accrued expenses                                                 643,640
                                                                    -------
          Total current liabilities                               1,579,478

Capital lease obligations net of current portion                     35,374
Notes payable-long term portion                                     316,519
Convertible subordinated debt                                       150,000
                                                                    -------

          Total liabilities                                       2,081,371

Commitments and contingencies, Note 4

Stockholders' equity:
   Convertible preferred stock                                    1,000,000
   Common stock, no par value (40,000,000 shares
     authorized: 6,285,128 issued and outstanding)                4,217,517
   Additional paid in capital                                       747,738
   Accumulated deficit                                           (5,888,508)
                                                                 -----------
          Total stockholders' equity                                 76,747
                                                                 ----------
          Total liabilities and stockholders' equity             $2,158,118
                                                                 ==========







        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended
                                                       September 30,
                                                  -----------------------
                                                  1996               1995
                                                  ----               ----

Net revenues                                  $ 1,071,017         $   629,124

Cost of revenues                                  317,457             206,517
                                              -----------         -----------

Gross profit                                      753,560             422,607

Operating expenses:
   Product development                            121,992             137,021
   Selling, general and administrative            851,559             391,170
                                              -----------         -----------
        Total operating expenses                  973,551             528,191
                                              -----------         -----------

Operating loss                                   (219,991)           (105,584)

Interest expense, net                              13,513              63,009
                                              -----------         -----------

Loss before taxes                                (233,504)           (168,593)

Income tax refund                                    --                 3,152
                                              -----------         -----------

Net loss                                      ($  233,504)        ($  165,441)
                                              ===========         ===========

Net loss per common share                          ($0.04)             ($0.06)

Weighted average common
   shares outstanding                           6,285,128           2,859,440









        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three months ended
                                                                        September 30,
                                                                   -----------------------
                                                                   1996               1995
                                                                   ----               ----
Cash flows from operating activities:
    Net loss                                                    ($233,504)         ($165,441)
    Adjustment to reconcile net loss to net cash
        from operating activities:
    Depreciation and amortization                                  31,299             14,084
    Loss on disposal of equipment                                   4,683               --
    Interest expense incurred but not paid                          4,350             45,945
    Changes in items affecting operations net of effect
        from acquired businesses:
             Restricted  cash                                     (14,788)           (10,469)
             Accounts receivable                                 (152,060)           (69,056)
             Prepaid expenses                                    (191,616)            22,642
             Inventory                                            (75,708)            15,071
             Accounts payable                                     222,617             62,255
             Accrued expenses                                     (82,650)            42,924
                                                                ---------          ---------
Net cash used in operating activities                            (487,377)           (42,045)
                                                                ---------          ---------

Cash flows from investing activities:
    Sales and maturities of short term investments                398,952               --
    Purchase of furniture and equipment                           (27,023)           (11,431)
    Purchase of software rights and other assets                  (58,654)              --
    Loan to related parties                                           500               --
                                                                ---------          ---------
Net cash provided by (used in) investing activities               313,775            (11,431)
                                                                ---------          ---------

Cash flows from financing activities:
    Net advances of factored receivable                              --               39,925
    Net advances to officers                                         --                3,772
    Repayment of note payable                                      (7,483)            (4,967)
    Repayment of lease obligations                                (14,982)            (6,467)
                                                                ---------          ---------
Net cash (used by) provided by financing activities               (22,465)            32,263
                                                                ---------          ---------

Net decrease in cash and cash equivalents                        (196,067)           (21,213)

Cash and cash equivalents:
   Beginning of period                                            954,663             85,173
                                                                ---------          ---------
   End of period                                                $ 758,596          $  63,960
                                                                =========          =========

Supplemental cash flow information:

Cash paid during the quarter for interest                       $  22,194          $   6,367
                                                                =========          =========

Noncash investing activities:
    Capital lease additions during the quarter                  $  38,388          $    --
                                                                =========          =========

        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended June 30, 1996 should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

The accompanying consolidated financial statements as of September 30, 1996 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1996 financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

         o  July 1, 1995 to September 30, 1995 - AOMC and VRLI
         o  July 1, 1996 to September 30, 1996 - RomTech, AOMC and VRLI

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

2.  Merger/Completion of Pubic Offering

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

                                 RomTech, Inc.

                   Notes to Consolidated Financial Statements

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

Virtual Reality Laboratories, Inc. ("VRLI")

     On April 5, 1996, the Company acquired VRLI, a California corporation, in a transaction structured as a merger of VRLI with a newly formed subsidiary of the Company ("RomTech subsidiary"), with the RomTech subsidiary as the surviving corporation. VRLI, which is located in San Luis Obispo, California, publishes software for use on desktop computers. Its products include business forms and imaging processing software targeted for the small-office, home-office market, three-dimensional landscape rendering software and astronomy software for special interest users and the education market. In connection with the acquisition, the Company issued a total of 1,284,440 shares of its common stock, in exchange for all of the equity interests of Virtual Reality, which included common stock, stock options, convertible subordinated debt and a $100,000 promissory note to an officer and stockholder of VRLI. In addition, the Company incurred acquisition-related expenses of approximately $757,804, including $204,340 in the form of the Company's Common Stock, related to investment banking, consulting, accounting and legal costs which were charged to operations. This acquisition was accounted for using the pooling-of-interests method, and accordingly the Company's historical financial statements presented have been restated to include the accounts and results of operations of VRLI.

The following supplemental unaudited pro forma information summarizes the combined results of operations of the Company as if the combination with AOMC occurred July 1, 1995.

                                               Three months ended
                                               September 30, 1995
                                               ------------------
     Revenues                                       $861,147
     Net loss                                       (415,517)
     Loss per share                                     (.09)
     Weighted average common shares                4,462,181

3. Subsequent Event

On September 27, 1996, the Company entered into an agreement in principle to acquire FileABC(TM), a Nevada Limited Partnership, ("FileABC") in exchange for $500,000 in cash and 200,000 shares of the Company's common stock and an additional 1,000,000 shares contingent upon achieving certain revenue targets. The terms of the agreement were amended on October 18, 1996, whereby FileABC will be paid $325,000 in cash in addition to the interim payments of $50,000 on July 17, 1996 and $125,000 on October 30, 1996. Additionally, a maximum of 1,200,000 shares will be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(TM) operating systems. The acquisition is subject to certain conditions and is expected to be consummated during the second quarter of fiscal 1997. If completed, the acquisition of FileABC will be accounted for using the purchase method of accounting.

                                 RomTech, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The accompanying consolidated financial statements as of September 30, 1996 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1996 financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

         o  July 1, 1995 to September 30, 1995 - AOMC and VRLI
         o  July 1, 1996 to September 30, 1996 - RomTech, AOMC and VRLI

Management believes that the results of operations for the three months ended September 30, 1996 may not be indicative of anticipated future results because of the significant changes made in the combined businesses of AOMC, RomTech and Virtual Reality (see note 2 to the financial statements). The acquisition of Virtual Reality was accounted for using the pooling-of-interests method of accounting, and accordingly the Company's historical financial statements have been restated to include the accounts and results of operations of Virtual Reality.

Results of Operations

Three Months Ended September 30, 1996 and 1995

Net revenues for the three months ended September 30, 1996 were $1,071,000 compared to $629,000 for the three months ended September 30, 1995, representing an increase of $442,000 or 70.3%. This increase resulted primarily from increases in the distribution through the retail channel of company developed titles and in the reselling of budget category jewel case products through the trade show channel.

Cost of revenues, consists primarily of packaging costs (boxes and jewel cases), CD-ROM pressing or replication activities through third party vendors and royalty expenses. The cost of revenues for the three months ended September 30, 1996 was $317,000 compared to $207,000 for the three months ended September 30, 1995, representing an increase of $110,000 or 53.1% due mainly from the increase in revenues. The Company's gross profit margin increased to 70.4% in the three months ended September 30, 1996 from 67.2% for the three months ended September 30, 1995.

Product development expenses consist primarily of personnel costs, supplies and product testing. Product development expenses for the three months ended September 30, 1996 were $122,000 compared to $137,000 for the three months ended September 30, 1995, a decrease of $15,000 or 10.9%.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $852,000 compared to $391,000 for the three months ended September 30, 1995 representing an increase of $461,000. The increase was primarily from increases in marketing costs ($159,000), salary and related costs ($113,000), commissions ($85,000) related to the increase in revenues.

Net interest expense for the three months ended September 30, 1996 was $14,000 compared to $63,000 for the three months ended September 30, 1995, a decrease of $49,000 or 77.7%. This decrease is due primarily to the reduction of long term debt as a result of the merger between RomTech, Inc. and AOMC and the proceeds from the IPO concurrent with this merger, and the investment of the proceeds from the IPO.

                                 RomTech, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at September 30, 1996.

As of September 30, 1996, the Company's cash and working capital balances were $758,596 and $285,219, respectively. To date the Company continues to operate at a loss. At September 30, 1996 the Company does not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(TM). The Company is seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company plans to raise additional capital and it will seek such funding through additional public or private financings. There can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Currently, the Company has no significant capital expenditure commitments.

On September 27, 1996, the Company entered into an agreement in principle to acquire FileABC(TM), a Nevada Limited Partnership, ("FileABC") in exchange for $500,000 in cash and 200,000 shares of the Company's common stock and an additional 1,000,000 shares contingent upon achieving certain revenue targets. The terms of the agreement were amended on October 18, 1996, whereby FileABC will be paid $325,000 in cash in addition to the interim payments of $50,000 on July 17, 1996 and $125,000 on October 30, 1996. Additionally, a maximum of 1,200,000 shares will be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(TM) operating systems. The acquisition is subject to certain conditions and is expected to be consummated during the second quarter of fiscal 1997. If completed, the acquisition of FileABC will be accounted for using the purchase method of accounting.

Management of the Company is nearing the completion of a private placement financing which along with funds generated from operations, management anticipates will be sufficient to fund operations, make acquisitions of proprietary products and software development companies, and make capital expenditures for at least the next twelve month period. The Company currently has no significant capital expenditure commitments.

                                  RomTech, Inc.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ROMTECH, INC.
                                  (Registrant)




Date:  November 14, 1996                         /s/  Joseph A. Falsetti
       ------------------                        -----------------------
                                                 Joseph A. Falsetti
                                                 Chief Executive Officer
                                                 Principal Financial Officer


Date:  November 14, 1996                         /s/  Gerald W. Klein
       ------------------                        --------------------
                                                 Gerald W. Klein
                                                 Vice President and
                                                 Chief Financial Officer

                                  RomTech, Inc.

                                  Exhibit Index

 Exhibit No.                          Description of Exhibit                                Page Number
-------------                         ----------------------                                -----------
    10.1        Asset Acquisition Agreement Between RomTech, Inc. and FileABC, L.P..

    27.1        Financial Data Schedule