Form 10-Q
period 1996-12-31
ROM TECH INC
filed 1997-02-14
CIK 948703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

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

                                Yes ( ) No ( X )

                                      INDEX

                                                                            Page
                                                                           -----
Part I.   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of December 31, 1996...............   3

          Consolidated Statements of Operations for the three and
          six months ended December 31, 1996 and 1995.....................    4

          Consolidated Statements of Cash Flows for the six months
          ended December 31, 1996 and 1995................................  5-6

          Notes to Consolidated Financial Statements...................... 7-10

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 11-13

Part II.  Other Information

          Exhibit Index..................................................    14

          Signatures.....................................................    15

          Financial Data Schedule.......................................     16

                                  RomTech, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                   December 31,
                     ASSETS                                           1996
                                                                ----------------

Current assets:
    Cash and cash equivalents                                    $   820,960
    Restricted cash                                                   14,788
    Accounts receivable, net of allowance
        for doubtful accounts of $92,971                             927,653
    Inventory                                                        337,307
    Prepaid expenses                                                 502,695
                                                                 -----------
        Total current assets                                       2,603,403
    Furniture and equipment, net                                     194,006
    Other assets                                                     153,685
                                                                 -----------
        Total assets                                              $2,951,094
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Notes payable                                                $   338,192
    Accounts payable                                                 773,643
    Accrued expenses                                                 504,086
                                                                 -----------
        Total current liabilities                                  1,615,921

    Capital lease obligations net of current portion                  60,226
    Notes payable-long term portion                                  305,992
    Convertible subordinated debt                                    150,000
                                                                 -----------
        Total liabilities                                          2,132,139

Stockholders' equity:
    Convertible preferred stock                                    2,143,340
    Common stock, no par value (40,000,000 shares
        authorized; 6,285,128 issued and outstanding)              4,217,517
    Additional paid in capital                                       704,738
    Accumulated deficit                                           (6,246,640)
                                                                 ------------
        Total stockholders' equity                                   818,955
                                                                 -----------
        Total liabilities and stockholders' equity                $2,951,094
                                                                 ===========



        See accompanying notes to the consolidated financial statements.

                                                      RomTech, Inc.

                                          Consolidated Statements of Operations
                                                       (Unaudited)


                                                   Three months ended           Six months ended
                                                      December 31,                 December 31,
                                             ---------------------------   ---------------------------
                                                 1996            1995          1996            1995
                                             ------------   ------------   ------------   ------------

Net revenues                                  $1,283,466     $  675,108     $2,354,483      $1,304,232

Cost of revenues                                 365,039        226,550        682,496         433,067
                                             ------------   ------------   ------------   ------------
Gross profit                                     918,427        448,558      1,671,987         871,165

Operating expenses:
  Product development                            157,287        165,161        279,279         302,182
  Selling, general and administrative          1,104,305        708,473      1,955,864       1,099,643
                                             ------------   ------------   ------------   ------------
 Total operating expenses                      1,261,592        873,634      2,235,143       1,401,825

Operating loss                                  (343,165)      (425,076)      (563,156)       (530,660)

Interest expense, net                            (14,967)       (15,880)       (28,480)        (78,889)
                                             ------------   ------------   ------------   ------------
Loss before taxes                               (358,132)      (440,956)      (591,636)       (609,549)

Provision for income tax                              --          3,952             --             800
                                             ------------   ------------   ------------   ------------
Net loss                                      $ (358,132)    $ (444,908)    $ (591,636)     $ (610,349)
                                             ============   ============   ============   ============
Net loss per common share                     $   (0.06)     $   (0.08)     $   (0.09)      $   (0.14)

Weighted average common
  shares outstanding                           6,285,128      5,670,609      6,285,128       4,265,024





        See accompanying notes to the consolidated financial statements.


                                 RomTech, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six months ended
                                                                       December 31,
                                                              -----------------------------
                                                                   1996             1995
                                                              ------------      -----------

Cash flows from operating activities:
  Net loss                                                    $  (591,636)      $ (610,349)
  Adjustment to reconcile net loss to net cash
    from operating activities:
  Depreciation and amortization                                    62,445           31,760
  Loss on disposal of equipment                                     3,921               --
  Interest expense incurred but not paid                               --           55,000
  Changes in items affecting operations net of
    effect from acquired businesses:
      Restricted cash                                             (14,788)         (22,719)
      Accounts receivable                                        (502,355)         144,531
      Prepaid expenses                                           (461,285)          (5,563)
      Inventory                                                  (132,086)         (72,357)
      Accounts payable                                            397,476         (158,690)
      Accrued expenses                                           (221,332)         192,566
                                                              ------------      -----------
Net cash used in operating activities                          (1,459,640)        (445,821)

Cash flows from investing activities:
  Sales and maturities of short term investments                  398,952               --
  Purchase of short term investments                                   --       (1,179,140)
  Purchase of furniture and equipment                             (47,238)         (72,211)
  Purchase of software rights and other assets                    (89,606)         (38,292)
  Loan to related party                                             1,250               --
                                                              ------------      -----------
Net cash provided by (used in) investing activities               263,358       (1,289,643)
Cash flows from financing activities:
  Net proceeds of initial public offering of common stock                        3,623,796
  Net proceeds from issuance of convertible preferred stock     1,100,340               --
  Proceeds from exercise of warrants                                   --          100,000
  Proceeds from convertible subordinated debt                          --          300,000
  Net (repayments) advances of factored receivable                     --          (47,020)
  Net (repayments) advances to officers                                --          (52,919)
  Repayment of note payable                                       (18,036)        (381,250)
  Repayment of lease obligations                                  (19,725)         (12,481)
                                                              ------------      -----------
Net cash provided by financing activities                       1,062,579        3,530,126

Net increase (decrease) in cash and cash equivalents             (133,703)       1,794,662

Cash and cash equivalents:
  Beginning of period                                             954,663           85,173
                                                              ------------      -----------
  End of period                                               $   820,960       $1,879,835
                                                              ============      ===========


        See accompanying notes to the consolidated financial statements.


                                 RomTech, Inc.

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                     Six months ended
                                                                       December 31,
                                                              -----------------------------
                                                                   1996             1995
                                                              ------------      -----------
Supplemental cash flow information:

Cash paid for interest                                        $    43,101       $   29,297
                                                              ============      ===========
Noncash investing and financing activities:

  Settlement of long term debt and officer's notes payable
     through issuance of preferred stock, notes payable
     and debt forgiveness, net of $50,000 cash payment.       $        --       $1,886,452
                                                              ============      ===========
  Net liabilities assumed in reverse acquisition by issuance
      of common stock                                         $        --       $   92,219
                                                              ============      ===========
  Capital lease additions                                     $    73,388       $       --
                                                              ============      ===========


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

     The accompanying consolidated financial statements as of December 31, 1996 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1996 financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

    o July 1, 1995 to October 17, 1995 - AOMC and VRLI
    o October 18, 1995 to December 31, 1995 - RomTech, AOMC and VRLI
    o July 1, 1996 to December 31, 1996 - RomTech, AOMC and VRLI

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

2. Completion of Pubic Offering/ Merger

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

                                 RomTech, Inc.

                   Notes to Consolidated Financial Statements


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

     In connection with the Company's initial public offering the Company's Chief Executive Officer ("CEO") and a vice president each agreed to transfer 200,000 shares of the Company's common stock owned by them to PJM Trading Company ("PJM") in connection with certain services provided to the Company by PJM related to the Company's capital raising activity at the time of the initial public offering. The Company's vice president effected the share transfer in May 1996. As of December 31, 1996, the Company's CEO had not yet effected the transfer of his shares to PJM. For accounting purposes, the transfer of shares by these principal shareholders is presumed to benefit the Company and should be recognized in the financial statements of the Company. Therefore, the shares transferred would result in a contribution of stock to the Company by the principal shareholders and the issuance of shares to PJM for the same value. These transactions have not been separately recognized in the Company's financial statements since they had no net effect on the results of operations or shareholders' equity.

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

                                 RomTech, Inc.

                   Notes to Consolidated Financial Statements

     The following supplemental unaudited pro forma information summarizes the combined results of operations of the Company as if the combination with AOMC occurred July 1, 1995.


                                      Three months ended    Six months ended
                                       December 31, 1995    December 31, 1995
                                       -----------------    -----------------

     Revenues                           $  700,794             $1,561,941
     Net loss                             (507,097)              (922,614)
     Loss per share                        (.08)                  (.17)
     Weighted average common shares      5,974,510              5,322,726

3. Liquidity

     As of December 31, 1996, the Company's cash and working capital balances were $821,000 and $987,000, respectively. To date the Company continues to operate at a loss. At December 31, 1996 the Company does not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(TM). During the six months ended December 31, 1996, the Company has successfully completed an issuance of convertible preferred stock amounting to $1,100,340 in net proceeds. During January 1997, an additional $28,000 in net proceeds relating to this offering was received by the Company. The Company is currently seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company plans to raise additional capital and it will seek such funding through additional public or private financings. There can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Currently, the Company has no significant capital expenditure commitments.

4. Other Matters

Acquisition

     On September 27, 1996, the Company entered into an agreement in principle to acquire FileABC(TM), a Nevada Limited Partnership, ("FileABC") in exchange for $500,000 in cash and 200,000 shares of the Company's common stock and an additional 1,000,000 shares contingent upon achieving certain revenue targets. The terms of the agreement were amended on October 18, 1996, whereby FileABC will be paid $325,000 in cash in addition to the interim payments of $50,000 on July 17, 1996 and $125,000 on October 30, 1996. Additionally, a maximum of 1,200,000 shares will be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(TM) operating systems. The acquisition of FileABC is subject to certain conditions and, if completed, the acquisition will be accounted for using the purchase method of accounting.

                                 RomTech, Inc.

                   Notes to Consolidated Financial Statements

4. Other Matters (continued)

Private Placement of Class Two Convertible Preferred Stock

On January 30, 1997, the Company completed a private placement of 1,271,340 shares of Class Two Convertible Preferred Stock (the "Convertible Preferred Stock")and 355,975 Common Stock Purchase Warrants (the "Warrants") to purchase 355,975 shares of the Company's Common Stock for an aggregate purchase price of $1,271,340. The number of shares of Convertible Preferred Stock which is convertible into Common Stock beginning on May 15, 1997 are 1,171,340 shares which were issued on November 15, 1996 in exchange for cash. An additional 100,000 shares of Convertible Preferred Stock, which was issued in exchange for the forgiveness of $100,000 of debt as of January 30, 1997, will be convertible into Common Stock beginning on July 30, 1997. The Convertible Preferred Stock is convertible at the option of the holder beginning six months following the date of issuance into the number of shares of Common Stock equal to the number of shares of Convertible Preferred Stock surrendered for conversion divided by the conversion price, which will be the lower of (i) $5.00 or (ii) ninety percent (90%) of the average of the closing bid price of the Company's Common Stock for the ten (10) business days immediately preceding the date on which the Securities and Exchange Commission declares effective the registration statement filed by the Company pursuant to the Registration Rights Agreement between the Company and purchasers of the Convertible Preferred Stock. Each Warrant entitles the holder to purchase one share of Common Stock at any time during the period beginning six (6) months after the date of issuance of the Warrant until five years after the date of issuance at a price equal to the lesser of (i) $6.25 or
(ii) the average of the closing bid price of the Company's Common Stock plus $1.25, for the same ten (10) day period as the Convertible Preferred Stock. The Company also granted 210,000 Warrants, to purchase 210,000 shares of the Company's Common Stock, to the investment advisor ("Advisor Warrants") engaged by the Company to assist in the private placement. The terms and conditions of the Adviser Warrants are identical to the Warrants, except that the Adviser Warrants are exercisable at an exercise price of $6.00.

                                 RomTech, Inc.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     The accompanying consolidated financial statements as of December 31, 1996 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1996 financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

    o July 1, 1995 to October 17, 1995 - AOMC and VRLI
    o October 18, 1995 to December 31, 1995 - RomTech, AOMC and VRLI
    o July 1, 1996 to December 31, 1996 - RomTech, AOMC and VRLI

     Management believes that the results of operations for the three months and six months ended December 31, 1996 may not be indicative of anticipated future results because of significant changes to be made in the combined businesses of AOMC, RomTech and VRLI (see note 2 to the financial statements). The acquisition of VRLI was accounted for using the pooling-of-interests method of accounting, and accordingly the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of VRLI.

Results of Operations

Three Months Ended December 31, 1996 and 1995

     Net revenues for the three months ended December 31, 1996 were $1,283,000 compared to $675,000 for the three months ended December 31, 1995, representing an increase of $608,000 or 90.1%. This increase resulted primarily from increases in the distribution through the retail and direct mail channels of company developed titles and in the reselling of budget category jewel case products through the trade show channel.

     Cost of revenues, consists primarily of packaging costs (boxes and jewel cases), CD-ROM pressing or replication activities through third party vendors and royalty expenses. The cost of revenues for the three months ended December 31, 1996 was $365,000 compared to $227,000 for the three months ended December 31, 1995, representing an increase of $138,000 or 60.8% due mainly from the increase in revenues. The Company's gross profit margin increased to 71.6% in the three months ended December 31, 1996 from 66.4% for the three months ended December 31, 1995.

     Product development expenses consist primarily of personnel costs, supplies and product testing. Product development expenses for the three months ended December 31, 1996 were $157,000 compared to $165,000 for the three months ended December 31, 1995, a decrease of $8,000 or 4.8%.

     Selling, general and administrative expenses for the three months ended December 31, 1996 were $1,104,000 compared to $708,000 for the three months ended December 31, 1995 representing an increase of $396,000 or 55.9%. The increase was primarily attributable to increases in: sales and marketing costs $134,000, salary and related costs $31,000, commissions $84,000, depreciation and amortization $29,000, outside services $87,000 and professional services $24,000.

     Net interest expense for the three months ended December 31, 1996 was $15,000 compared to $16,000 for the three months ended December 31, 1995, a decrease of $1,000 or 6.3%.

                                 RomTech, Inc.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

Six Months Ended December 31, 1996 and 1995

     Net revenues for the six months ended December 31, 1996 were $2,354,000 compared to $1,304,000 for the six months ended December 31, 1995, representing an increase of $1,050,000 or 80.5%. This increase resulted primarily from increases in the distribution through the retail and direct mail channels of company developed titles and in the reselling of budget category jewel case products through the trade show channel.

     Cost of revenues, consists primarily of packaging costs (boxes and jewel cases), CD-ROM pressing or replication activities through third party vendors and royalty expenses. The cost of revenues for the six months ended December 31, 1996 was $683,000 compared to $433,000 for the six months ended December 31, 1995, representing an increase of $250,000 or 57.7% due mainly from the increase in revenues. The Company's gross profit margin increased to 71.0% in the six months ended December 31, 1996 from 66.8% for the six months ended December 31, 1995.

     Product development expenses consist primarily of personnel costs, supplies and product testing. Product development expenses for the six months ended December 31, 1996 were $279,000 compared to $302,000 for the six months ended December 31, 1995, a decrease of $23,000 or 7.6%.

     Selling, general and administrative expenses for the six months ended December 31, 1996 were $1,956,000 compared to $1,100,000 for the six months ended December 31, 1995 representing an increase of $856,000 or 77.8%.
The increase was primarily attributable to increases in: sales and marketing costs $301,000, salary and related costs $153,000, commissions $162,000, depreciation and amortization $46,000, outside services $91,000 and professional services $36,000.

     Net interest expense for the six months ended December 31, 1996 was $28,000 compared to $79,000 for the six months ended December 31, 1995, a decrease of $51,000 or 64.6%. This decrease is due primarily to the reduction of long term debt related to the Merger between RomTech, Inc. and AOMC and the investment of the proceeds from the IPO.


Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at December 31, 1996.

     As of December 31, 1996, the Company's cash and working capital balances were $821,000 and $987,000, respectively. To date the Company continues to operate at a loss. At December 31, 1996 the Company does not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(TM). During the six months ended December 31, 1996, the Company has successfully completed an issuance of convertible preferred stock amounting to $1,100,340 in net proceeds. During January 1997, an additional $28,000 in net proceeds relating to this offering was received by the Company. The Company is currently seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company plans to raise additional capital and it will seek such funding through additional public or private financings. There can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Currently, the Company has no significant capital expenditure commitments.

                                 RomTech, Inc.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

     On September 27, 1996, the Company entered into an agreement in principle to acquire FileABC(TM), a Nevada Limited Partnership, ("FileABC") in exchange for $500,000 in cash and 200,000 shares of the Company's common stock. The terms of the agreement were amended on October 18, 1996, whereby FileABC will be paid $325,000 in cash in addition to the interim financing of $50,000 and $125,000 provided on July 17 and October 30, 1996, respectively. Additionally, a maximum of 1,200,000 shares will be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(TM) operating systems. The acquisition of FileABC is subject to certain conditions and, if completed, the acquisition will be accounted for using the purchase method of accounting.

                                  RomTech, Inc.

                                  Exhibit Index



  Exhibit No.                   Description of Exhibit               Page Number
  -----------                  ------------------------             ------------

    * 4.1    Certificate of Designation, Preferences, Powers,
             Rights and Number of Shares of Class Two Convertible
             Preferred Stock

    * 4.2    Form of Purchase Agreement dated as of November 15, 1996

    * 4.3    Form of Warrant Agreement dated as of November 15, 1996

    * 4.4    Form of Registration Rights Agreement dated as of
             November 15, 1996

    * 4.5    Form of Agreement dated as of November 15, 1996

    * 4.6 Purchase Agreement dated January 30, 1997 between RomTech, Inc. and Odyssey Capital Group, L.P.

    * 4.7 Agreement dated January 30, 1997 between RomTech, Inc. and Odyssey Capital Group, L.P.

    * 4.8 Registration Rights Agreement dated January 30, 1997 between RomTech, Inc. and Odyssey Capital Group, L.P.

    *10.1    Asset Acquisition Agreement Between RomTech, Inc. and
             FileABC, LP

     27.1    Financial Data Schedule                                      14

--------------------
   * Incorporated by reference herein from the Registrant's Quarterly Reports on Form 10-QSB or Form 8-K as filed with the Securities and Exchange Commission on November 27, 1996 or January 30, 1997.

                                  RomTech, Inc.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ROMTECH, INC.
                                  (Registrant)




Date:  February 14, 1997                       /s/  Joseph A. Falsetti
       ------------------                      -----------------------
                                               Joseph A. Falsetti
                                               Chief Executive Officer
                                               Principal Financial Officer


Date:  February 14, 1997                       /s/  Gerald W. Klein
       ------------------                      --------------------
                                               Gerald W. Klein
                                               Vice President and
                                               Chief Financial Officer