Form 10QSB
period 1997-03-31
ROM TECH INC
filed 1997-05-15
CIK 948703

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27102

                                 ROMTECH, INC.
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                        23-2694937
 ------------------------------                        ----------------------
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

                         Yes (   )               No (   )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,482,730 shares of common stock, no par value per share, as of May 8, 1997. Transitional Small Business Disclosure Format (check one):

                         Yes (   )               No ( X )

--------------------------------------------------------------------------------

                                 RomTech, Inc.

                                     INDEX



                                                                            Page
                                                                            ----
Part I.   Financial Information


Item 1.   Financial Statements:


          Consolidated Balance Sheet as of March 31,1997, with Pro Forma
          information....................................................     3


          Consolidated Statements of Operations for the three and nine months
          ended March 31, 1997 and 1996...................................    4


          Consolidated Statements of Cash Flows for the nine months ended
          March 31, 1997 and 1996 .......................................   5-6

          Notes to Consolidated Financial Statements ......................7-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................12-14

Part II.  Other Information

Item 2.   Changes in Securities............................................

          Exhibit Index....................................................  15

          Financial Data Schedule..........................................  16

          Signatures.......................................................  17

                                 RomTech, Inc.

                           Consolidated Balance Sheet
                                  (Unaudited)



                                                                      Pro Forma
                                                                       March 31,
                                                       March 31,         1997
                         ASSETS                          1997          (Note 4)
                                                         ----          --------

Current assets:
        Cash and cash equivalents                    $   111,333    $ 1,192,961
        Restricted cash                                   14,788         14,788
        Accounts receivable, net of allowance
          for doubtful accounts of $76,807               804,777        804,777
        Inventory                                        441,333        441,333
        Prepaid expenses                                 424,696        424,696
                                                     -----------    -----------
             Total current assets                      1,796,927      2,878,555
        Furniture and equipment, net                     186,284        186,284
        Other assets                                     262,490        262,490
                                                     -----------    -----------
             Total assets                            $ 2,245,701    $ 3,327,329
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:

        Notes payable                                $   128,440    $   128,440
        Accounts payable                                 896,613        896,613
        Accrued expenses                                 389,156        389,156
        Capital lease obligations                         28,210         28,210
                                                     -----------    -----------
             Total current liabilities                 1,442,419      1,442,419
        Capital lease obligations net of
          current portion                                 53,918         53,918
        Notes payable-long term portion                  305,992        305,992
        Convertible subordinated debt                    150,000        150,000
                                                     -----------    -----------
             Total liabilities                         1,952,329      1,952,329

Stockholders' equity:
        Convertible preferred stock                    2,169,627      3,106,627
        Common stock, no par value (40,000,000
          shares authorized; 6,482,730 issued
          and outstanding)                             4,316,861      4,316,861
        Additional paid in capital                     1,012,866      1,157,494
        Accumulated deficit                           (7,205,982)    (7,205,982)
                                                     -----------    -----------
             Total stockholders' equity                  293,372      1,375,000
                                                     -----------    -----------
                  Total liabilities and
                     stockholders' equity            $ 2,245,701    $ 3,327,329
                                                     ===========    ===========



        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)


                                             Three months ended           Nine months ended
                                                  March 31,                    March 31,
                                             ------------------           -----------------
                                            1997            1996          1997            1996
                                        -----------    -----------    -----------    -----------
Net revenues                            $   746,235    $   798,229    $ 3,100,718    $ 2,102,461


Cost of revenues                            308,210        374,003        990,706        807,070
                                        -----------    -----------    -----------    -----------

Gross profit                                438,025        424,226      2,110,012      1,295,391

Operating expenses:
   Product development                      126,162        181,858        405,441        484,040
   Selling, general and
      administrative                      1,024,884      1,019,942      2,980,748      2,119,585
                                        -----------    -----------    -----------    -----------

   Total operating expenses               1,151,046      1,201,800      3,386,189      2,603,625

Operating loss                             (713,021)      (777,574)    (1,276,177)    (1,308,234)

Interest (expense) income, net              (16,304)        19,396        (44,784)       (59,493)
                                        -----------    -----------    -----------    -----------

Loss before taxes                          (729,325)      (758,178)    (1,320,961)    (1,367,727)

Provision for income tax                      1,730           --            1,730            800
                                        -----------    -----------    -----------    -----------

Net loss                                   (731,055)      (758,178)    (1,322,691)    (1,368,527)

Accretion of Preferred Stock dividend      (141,429)          --         (228,287)          --
                                        -----------    -----------    -----------    -----------

Net loss attributable to common stock   $  (872,484)   $  (758,178)   $(1,550,978)   $(1,368,527)
                                        ===========    ===========    ===========    ===========

  Net loss per common share             $     (0.14)   $     (0.12)   $     (0.25)   $     (0.28)
                                        ===========    ===========    ===========    ===========

  Weighted average common
   shares outstanding                     6,416,863      6,233,243      6,329,040      4,921,097



        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                             Nine months ended
                                                                 March 31,
                                                             -----------------
                                                            1997            1996
                                                        -----------    -----------
Cash flows from operating activities:
     Net loss                                           $(1,322,691)   $(1,368,527)
     Adjustment to reconcile net loss to net
      cash from operating activities:
     Depreciation and amortization                          102,015        112,093
     Loss on disposal of equipment                            3,921           --
     Interest expense incurred but not paid                    --           55,000
     Changes in items affecting operations
      net of effect from acquired businesses:
        Restricted cash                                     (14,788)         1,683
        Accounts receivable                                (379,479)       172,992
        Prepaid expenses                                   (383,286)       (32,650)
        Inventory                                          (236,112)      (110,784)
        Accounts payable                                    520,446        220,215
        Accrued expenses                                   (314,933)       (24,674)
                                                        -----------    -----------
Net cash used in operating activities                    (2,024,907)      (974,652)
Cash flows from (used in) investing activities:
     Sales and maturities of short term investments         398,952        399,764
     Purchase of short term investments                        --       (1,192,404)
     Purchase of furniture and equipment                    (53,136)      (112,124)
     Purchase of software rights and other assets          (216,857)       (43,663)
     Loan to (repayments from) related party                  2,000         (5,500)
                                                        -----------    -----------
Net cash provided by (used in) investing activities         130,959       (953,927)
Cash flows from financing activities:
     Net proceeds of initial public offering of
      common stock                                                       3,623,796
     Net proceeds from issuance of convertible
      preferred stock                                     1,105,812           --
     Proceeds from exercise of warrants                        --          100,000
     Proceeds from convertible subordinated debt               --          300,000
     Net (repayments) advances of factored receivable          --         (192,776)
     Net (repayments) advances to officers                     --          (26,366)
     Repayment of note payable                              (27,368)       (36,672)
     Repayment of lease obligations                         (27,826)       (35,388)
                                                        -----------    -----------
Net cash provided by financing activities                 1,050,618      3,732,594
Net increase (decrease) in cash and cash
 equivalents                                               (843,330)     1,804,015
Cash and cash equivalents:
    Beginning of period                                     954,663         85,173
                                                        -----------    -----------
    End of period                                       $   111,333    $ 1,889,188
                                                        ===========    ===========


        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                                  (Unaudited)




                                                      Nine months ended
                                                           March 31,
                                                 ---------------------------
                                                       1997         1996
Supplemental cash flow information:

Cash paid for interest                           $      65,051   $   55,291
                                                 =============   ==========

Noncash investing and financing activities:


Settlement of long term debt and officer's
 notes payable through issuance of
 preferred stock, notes payable and debt
 forgiveness, net of $50,000 cash payment        $        --     $1,886,452
                                                 =============   ==========



Net liabilities assumed in reverse acquisition
by issuance of common stock                      $        --     $   92,219
                                                 =============   ==========

Capital lease additions                          $      81,643   $     --
                                                 =============   ==========


Conversion of debt for $100,000 of convertible
 preferred stock and $100,000 exercise
 of common stock warrants                        $     200,000   $     --
                                                 =============   ==========



Conversion of debt for common stock              $        --     $   68,555
                                                 =============   ==========



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

         The accompanying consolidated financial statements as of March 31, 1997 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1996 financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

   o      July 1, 1995 to October 17,  1995 - AOMC and VRLI
   o      October 18, 1995 to March 31, 1996 - RomTech, AOMC and VRLI
   o      July 1, 1996 to March 31, 1997 - RomTech, AOMC and VRLI

Description of Business

         RomTech, Inc. (the "Company") is a Pennsylvania Corporation which was incorporated in July 1992. The Company develops, publishes, markets and is a reseller of a diversified line of personal computer software for consumer, educational and business applications. The Company's sales are primarily made to a large national distributor that sells through retail stores. The Company also sells its products by direct mail, via the internet and in jewel case packaging at computer trade shows.

Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virtual Reality Laboratories, Inc. All intercompany balances and transactions have been eliminated.

2. Completion of Pubic Offering/ Merger

Applied Optical Media Corporation ("AOMC")

         On October 18, 1995, the Company merged with AOMC, whereby the stockholders of AOMC exchanged all their outstanding shares for 1,575,000 common shares of the Company and 425,000 warrants to purchase common shares at $.50 per share. In addition, concurrently with the Merger certain stockholders of AOMC exchanged debt with a carrying value of $1,936,452 for 1,000,000 shares of convertible preferred stock, a $300,000, 8.75% note payable, a $50,000 cash payment and forgiveness of $586,607 of debt. The preferred stock has a face value of $1,000,000 and is convertible into common

                                RomTech, Inc.

                   Notes to Consolidated Financial Statements

2. Completion of Pubic Offering/ Merger (continued)

stock of the Company beginning two years after October 18, 1995 at a price of $3.30 per share. The Company has the right to redeem the preferred stock for an aggregate redemption price of $1,000,000.

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

3. Liquidity

         As of March 31, 1997, the Company's cash and working capital balances were $111,000 and $355,000, respectively. At March 31, 1997 the Company did not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(tm) and thorugh March 31, 1997 the Company continued to operate at a loss. During the nine months ended March 31, 1997, the Company successfully completed the private placement of Class Two Convertible Preferred Stock resulting in $1,128,000 in net proceeds. As of April 22, 1997, the Company completed the private placement of Class Three Convertible Preferred Stock resulting in $1,060,000 in net proceeds. Additionally, Odyssey Capital Group L. P., a shareholder of the Company, purchased $200,000 of notes payable previously due Ballyshannon Partners L. P., another shareholder of the Company, and converted $100,000 of the debt to acquire a portion of the Class Two Convertible Preferred Stock and then converted the remaining $100,000 of the debt to exercise warrants to purchase 198,687 shares of Common Stock. The loss of $1,323,000 for the nine months ended March 31, 1997 offset the net equity proceeds from the aforementioned transactions. Total stockholders' equity was $1,375,000 at March 31, 1997 on a pro forma basis (see the pro forma balance sheet included with this report). The Company continues to seek additional capital to, among other things, maintain its stockholders' equity at least at the minimum level required by the Nasdaq SmallCap Market. At May 15, 1997 the Company is in compliance with the minimum level of stockholders' equity for listing on the Nasdaq SmallCap Market.

                                RomTech, Inc.

                   Notes to Consolidated Financial Statements

3. Liquidity (continued)

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

4. Private Placements

Class Two Convertible Preferred Stock

         On January 30, 1997, the Company completed a private placement to accredited investors of 1,271,340 shares of Class Two Convertible Preferred Stock (the "Class Two Preferred Stock") and 355,975 Common Stock Warrants (the "Warrants") for the purchase of 355,975 shares of the Company's Common Stock. The offer and sale of the Class Two Preferred Stock and the Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. There was no public offering of the Class Two Preferred Stock or the Warrants, and all sales were made in private transactions with accredited investors, as such term is defined in Rule 501 of Regulation D. Each Warrant entitles the holder to purchase one share of Common Stock at any time during the period beginning six months after the date of issuance of the Warrant until five years after the date of issuance at a price equal to the lesser of
(i) $6.25 or (ii) the average of the closing bid price of the Company's Common Stock on the Nasdaq SmallCap Market, or the primary securities exchange on which the Common Stock is then quoted, plus $1.25, for the ten business days immediately preceding the date on which the Securities and Exchange Commission declares effective the registration statement filed by the Company pursuant to the Registration Rights Agreement between the Company and the purchasers of the Class Two Preferred Stock. The Class Two Preferred Stock is convertible beginning six months following the date of issuance into shares of Common Stock equal to the number of shares of Class Two Preferred Stock surrendered for conversion divided by the conversion price, which will be the lower of (i) $3.97 or (ii) ninety percent (90%) of the average of the closing bid price of the Company's Common Stock for the ten (10) business days immediately preceding the date on which the Securities and Exchange Commission declares effective the registration statement registering the shares for resale. Of the 1,271,340 shares of Class Two Preferred Stock sold, 1,171,340 shares were issued as of November 15, 1996, and therefore become convertible into Common Stock on May 15, 1997. The remaining 100,000 shares of Class Two Preferred Stock become convertible on July 30, 1997.

       The aforementioned sales of securities may result in significant dilution to the current holders of Common Stock. In addition, due to specific accounting guidance recently promulgated by the SEC, the Company's loss per share will be negatively impacted since the Class Two Preferred Stock and the Class Three Preferred Stock (as hereinafter defined) contain "in the money" conversion features that will be accounted for in a manner similar to a preferred stock dividend. The intrinsic value of the "in the money" conversion feature of the Class Two Preferred Stock is estimated to be $330,000. This amount will be amortized to accumulated deficit over approximately six months, which represents the initial conversion period. The amount amortized, which is analogous to a preferred stock dividend, increases the net loss attributable to common stockholders.

                                RomTech, Inc.

                   Notes to Consolidated Financial Statements

4. Private Placements (continued)

         The Company also issued 177,988 Warrants to purchase 177,988 shares of the Company's Common Stock to the investment advisor ("Advisor Warrants") engaged by the Company to assist in the private placement of the Class Two Preferred Stock. The terms and conditions of the Adviser Warrants are identical to the Warrants, except that the Advisor Warrants are exercisable at an exercise price of $6.00.

Class Three Convertible Preferred Stock

       On April 22, 1997, the Company completed a private placement to accredited investors of 1,250,000 shares of Class Three Convertible Preferred Stock (the "Class Three Preferred Stock") and 62,500 Common Stock Warrants (the "Class Three Warrants") for the purchase of 62,500 shares of the Company's Common Stock. Each Class Three Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.94 per share subject to the condition that the Class Three Warrants will not be exercisable until the closing bid price of the Company's Common Stock exceeds $5.66 per share after October 9, 1997. The Class Three Warrants are exercisable at any time beginning six months after the date of issuance until three years and six months after the date of issuance. The offer and sale of the Class Three Preferred Stock and the Class Three Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. There was no public offering of the Class Three Preferred Stock or the Class Three Warrants, and all sales were made in private transactions with accredited investors, as such term is defined in Rule 501 of Regulation D. One-half of the Class Three Preferred Stock is convertible at the option of the holders beginning five days following the date that the SEC declares effective the registration statement registering the shares of Common Stock issuable upon conversion of the Class Three Preferred Stock for resale (the "First Conversion Date"). The remaining one-half of the Class Three Preferred Stock will become convertible thirty days after the First Conversion Date. The conversion price per share (the "Conversion Price") for the Class Three Preferred Stock will range from a high of 80% of the average closing bid price of the Company's Common Stock (the "Average Quoted Price") for the five (5) trading days immediately preceding the date of conversion to a low of 70% of the Average Quoted Price for the five trading days immediately preceding the date of conversion; provided that the Conversion Price will not exceed $5.95 or be less than $.66.

         The Company incurred expenses of approximately $168,000 in connection with the private placement of the Class Three Preferred Stock and realized net proceeds of approximately $1,082,000 (see the Consolidated Pro Forma Balance Sheet on page 3 of this report).

         The issuance of the Class Three Preferred Stock has resulted in anti-dilution adjustments to the Company's Class Two Preferred Stock in accordance with the terms of the Class Two Preferred Stock.

         The aforementioned sales of securities may result in significant dilution to the current holders of Common Stock. In addition, due to specific accounting guidance recently promulgated by the SEC, the Company's loss per share will be negatively impacted since certain securities issued by the Company contain "in the money" conversion features that will be accounted for in a manner similar to a preferred stock dividend. The estimated intrinsic value of the "in the money" conversion feature is $313,000 (see the Consolidated Pro Forma Balance Sheet on page 3 of this report).

         The Company paid to H.J. Meyers & Co., Inc. ("H.J. Meyers"), as placement agent of the Class Three Convertible Preferred Stock and the Warrants, commissions and expenses in an amount equal to $80,000. Additionally, the Company paid a finder's fee of $20,000 to VMH, Ltd. in connection with the sale of $250,000 of the Class Three Preferred Stock. H.J. Meyers was also granted 7,000 shares of Common Stock (the "Agent Shares") which the Company has agreed to register for resale.

         On May 1, 1997, the Company filed a registration statement on Form S-3 registering for resale the Common Stock issuable upon conversion of the Class Two Preferred Stock, the Class Three Preferred Stock, and the Common Stock issuable upon exercise of the Warrants, the Advisor Warrants, and the Class Three Warrants.

                                RomTech, Inc.

                   Notes to Consolidated Financial Statements

4. Private Placements (continued)

         The adjustments that were recorded to reflect the effect of the private placement of the Class Three Preferred Stock in the Pro Forma Balance Sheet at March 31, 1997 reflect the $1,250,00 of Class Three Preferred Stock issued net of offering costs of $168,872 and the estimated value of the "in the money" conversion feature of $313,000.

5. Other Matters

Acquisition

         On September 27, 1996, the Company entered into an agreement in principle to acquire FileABC(tm), a Nevada Limited Partnership, ("FileABC"). The terms of the agreement were amended on October 18, 1996 whereby the Company would acquire FileABC in exchange for $325,000 in cash in addition to the interim payments of $50,000 on July 17, 1996 and $125,000 on October 30, 1996. Additionally, a maximum of 1,200,000 shares were to be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(tm) operating systems. The completion of the acquisition of FileABC was subject to certain conditions, including the condition that FileABC continue to have a distribution relationship with Franklin Quest Company ("Franklin Quest") for the distribution of software products.

         On March 27, 1997 the Company was informed that Franklin Quest had provided ninety days notice to FileABC of its intent to cancel its distribution relationship with FileABC. If Franklin Quest does terminate its distribution relationship with FileABC, the Company, in all likelihood, will not complete the acquisition of FileABC. The Company will continue to evaluate the recoverability of the amounts previously provided to FileABC as the situation develops.

                                RomTech, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The accompanying consolidated financial statements as of March 31, 1997 include the accounts of RomTech, Inc. ("RomTech"), which successfully completed an initial public offering on October 18, 1995 with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1996 consolidated financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

July 1, 1995 to October 17,  1995 - AOMC and VRLI
October 18, 1995 to March 31, 1996 - RomTech, AOMC and VRLI
July 1, 1996 to March 31, 1997 - RomTech, AOMC and VRLI

Management believes that the results of operations for the three months and nine months ended March 31, 1997 may not be indicative of anticipated future results because of significant changes to be made in the combined businesses of AOMC, Rom Tech and Virtual Reality (see note 2 to the financial statements). The acquisition of Virtual Reality was accounted for using the pooling-of-interests method of accounting, and accordingly the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Virtual Reality.

Results of Operations

Three Months Ended March 31, 1997 and 1996

Net revenues for the three months ended March 31, 1997 were $746,000 compared to $798,000 for the three months ended March 31, 1996, representing a decrease of $52,000 or 6.5%. This decrease resulted primarily from decreases in the distribution of the Company's products through the retail channel.

Cost of revenues consist primarily of packaging costs (boxes and jewel cases), CD-ROM replication activities through third party vendors, freight and royalty expenses. The cost of revenues for the three months ended March 31, 1997 was $308,000 compared to $374,000 for the three months ended March 31, 1996, representing a decrease of $66,000 or 17.6% due from the decrease in revenues and the improvement in the gross profit percentage. The Company's gross profit margin increased to 58.7% for the three months ended March 31, 1997 from 53.1% for the three months ended March 31, 1996.

Product development expenses consist primarily of personnel costs, supplies and product testing. Product development expenses for the three months ended March 31, 1997 were $126,000 compared to $182,000 for the three months ended March 31, 1996, a decrease of $56,000 or 30.8%. This decrease was caused primarily by a reduction in third party software contractor expenses of $70,000, which was partially offset by an increase in salary-related costs of $20,000.

Selling, general and administrative expenses for the three months ended March 31, 1997 were $1,025,000 compared to $1,020,000 for the three months ended March 31, 1996 representing an increase of $5,000 or 0.5%. The increase was caused primarily by increases in salary-related costs of $60,000, advertising costs of $34,000 and occupancy costs of $12,000, which were partially offset by decreases in professional fees of $31,000, depreciation expense of $39,000 and bad debt expense of $31,000.

Net interest expense for the three months ended March 31, 1997 was $16,000 compared to net interest income of $19,000 for the three months ended March 31, 1996, an increase of $35,000 net interest expense. This increase was caused primarily by a $33,000 reduction in interest income due to the significant reduction in cash available for investment at March 31, 1997 compared to March 31, 1996.

                                RomTech, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (cont.)

Nine months Ended March 31, 1997 and 1996

Net revenues for the nine months ended March 31, 1997 were $3,101,000 compared to $2,102,000 for the nine months ended March 31, 1996, representing an increase of $999,000 or 47.5%. This increase resulted primarily from increases of approximately $700,000 in sales relating to the distribution of the Company's consumer products series, (Galaxy of Games series) through retail channels and the distribution of approximately $250,000 of the Company's office productivity products mainly through direct mail.

Cost of revenues, consists primarily of packaging costs (boxes and jewel cases), CD-ROM replication activities through third party vendors, freight and royalty expenses. The cost of revenues for the nine months ended March 31, 1997 was $991,000 compared to $807,000 for the nine months ended March 31, 1996, representing an increase of $184,000 or 22.8% due mainly from the increase in revenues. The Company's gross profit margin increased to 68.0% in the nine months ended March 31, 1997 from 61.6% for the nine months ended March 31, 1996.

Product development expenses consist primarily of personnel costs, supplies and product testing. Product development expenses for the nine months ended March 31, 1997 were $405,000 compared to $484,000 for the nine months ended March 31, 1996, a decrease of $79,000 or 16.3%. This decrease was caused primarily by a reduction in contractor expenses of $77,000.

Selling, general and administrative expenses for the nine months ended March 31, 1997 were $2,981,000 compared to $2,120,000 for the nine months ended March 31, 1996 representing an increase of $861,000 or 40.6%. The increase was due primarily from increases in salary-related costs of $349,000, occupancy costs of $54,000, professional fees of $238,000, advertising costs of $195,000, amortization costs of $36,000 and promotional expenses of $20,000, which were partially offset by a decrease in bad debt expense of $39,000.

Net interest expense for the nine months ended March 31, 1997 was $45,000 compared to $59,000 for the nine months ended March 31, 1996, a decrease of $14,000 or 23.7%. This decrease was due primarily from the reduction of long term debt related to the Merger between RomTech, Inc. and AOMC and the investment of the proceeds from the IPO.

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at March 31, 1997.

As of March 31, 1997, the Company's cash and working capital balances were $111,000 and $355,000, respectively. At March 31, 1997 the Company did not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(tm) and thorugh March 31, 1997 the Company continued to operate at a loss. During the nine months ended March 31, 1997, the Company successfully completed the private placement of Class Two Convertible Preferred Stock resulting in $1,128,000 in net proceeds. As of April 22, 1997, the Company completed the private placement of Class Three Convertible Preferred Stock resulting in $1,060,000 in net proceeds. Additionally, Odyssey Capital Group L. P., a shareholder of the Company, purchased $200,000 of notes payable previously due Ballyshannon Partners L. P., another shareholder of the Company, and converted $100,000 of the debt to acquire a portion of the Class Two Convertible Preferred Stock and then converted the remaining $100,000 of the debt to exercise warrants to purchase 198,687 shares of Common Stock. The loss of $1,323,000 for the nine months ended March 31, 1997 offset the net equity proceeds from the aforementioned transactions. Total stockholders' equity was $1,375,000 at March 31, 1997 on a pro forma basis (see the pro forma balance sheet included with this report). The Company

                                RomTech, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (cont.)

will continue to seek additional capital to, among other things, maintain its stockholders' equity at least at the minimum level required by the Nasdaq SmallCap Market. At May 15, 1997 the Company is in compliance with the minimum level of stockholders' equity for listing on the Nasdaq SmallCap Market.

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

On September 27, 1996, the Company entered into an agreement in principle to acquire FileABC(TM), a Nevada Limited Partnership, ("FileABC"). The terms of the agreement were amended on October 18, 1996 whereby the Company would acquire FileABC in exchange for $325,000 in cash in addition to the interim payments of $50,000 on July 17, 1996 and $125,000 on October 30, 1996. Additionally, a maximum of 1,200,000 shares were to be paid to FileABC for each $1,000,000 of revenues generated from the sale of FileABC's current software product and any enhancements or derivative products on or before March 31, 2000. FileABC develops, publishes and markets document imaging, management and archiving software for the Windows(TM) operating systems. The completion of the acquisition of FileABC was subject to certain conditions, including the condition that FileABC continue to have a distribution relationship with Franklin Quest Company ("Franklin Quest") for the distribution of software products.

On March 27, 1997 the Company was informed that Franklin Quest had provided ninety days notice to FileABC of its intent to cancel its distribution relationship with FileABC. If Franklin Quest does terminate its distribution relationship with FileABC, the Company, in all likelihood, will not complete the acquisition of FileABC. The Company will continue to evaluate the recoverability of the amounts previously provided to FileABC as the situation develops.


Part II. Other Information

Item 2(c). Recent Sales of Unregistered Securities.

         The information contained in Note 4 to the Company's Consolidated Financial Statements, as set forth in Item 1 of Part I, regarding the private placement of unregistered securities of the Company is hereby incorporated by reference.

                                 RomTech, Inc.

                                 Exhibit Index


Exhibit No.     Description of Exhibit                            Page Number
-----------     ----------------------                            -----------

   *4.1 Certificate of Designation, Preferences, Powers, Rights and Number of Shares of Class Two Convertible Preferred Stock

   *4.2         Form of Purchase Agreement for the Class Two
                Convertible Preferred Stock (the "Class Two Preferred") dated as of November 15, 1996

   *4.3         Form of Warrant Agreement for the Warrants (the
                "Warrants") issued to the holders of the Class Two Preferred dated as of November 15, 1996

   *4.4 Form of Registration Rights Agreement for the Common Stock underlying the Class Two Preferred and the Warrants dated as of November 15, 1996

   *4.5 Form of Agreement amending certain terms of the Class Two Preferred Certificate of Designation, Warrants and Registration Rights Agreement dated as of November 15, 1996

  **4.6         Purchase Agreement dated January 30, 1997 between
                RomTech, Inc. and Odyssey Capital Group, L.P.

  **4.7         Agreement dated January 30, 1997 between RomTech, Inc.
                and Odyssey Capital Group, L.P.

  **4.8 Registration Rights Agreement dated January 30, 1997 between RomTech, Inc. and Odyssey Capital Group, L.P.

 ***4.9 Certificate of Designation, Preferences, Powers, Rights and Number of Shares of Class Three Convertible
                Preferred Stock

 ***4.10 Form of Securities Purchase Agreement for the Class Three Convertible Preferred Stock (the "Class Three Preferred")

 ***4.11 Form of Warrant Agreement for the Warrants (the "Class Three Warrants") issued to he holders of the Class Three Preferred

 ***4.12 Form of Registration Rights Agreement for the Common Stock underlying the Class Three Preferred and the Class Three Warrants

****10.1         Asset Acquisition Agreement Between RomTech, Inc. and
                FileABC, LP

    27.1         Financial Data Schedule                                      16

--------------------

* Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 27,1996.
** Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on February 4, 1997.
*** Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 9, 1997.
**** Incorporated by reference herein from the Registrant's Form 10-Q as filed with the Securities and Exchange Commission on November 14, 1996.

                                 RomTech, Inc.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ROMTECH, INC.
                                  (Registrant)




Date:  May 15, 1997                        /s/  Joseph A. Falsetti
       ------------                             -------------------------
                                                Joseph A. Falsetti
                                                Chief Executive Officer
                                                Principal Financial Officer






Date:  May 15, 1997                        /s/  Gerald W. Klein
       ------------                             -------------------------
                                                Gerald W. Klein
                                                Vice President and
                                                Chief Financial Officer