Form 10KSB
period 1997-06-30
ROM TECH INC
filed 1997-09-29
CIK 948703

                    U.S. SECURITES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-27102

                                 ROMTECH, INC.
            (Exact name of registrant as specified in its charter)

                          Pennsylvania                                         23-2694937
 (State or other jurisdiction of incorporation or organization)   (IRS Employer Identification Number)

         2000 Cabot Boulevard, Suite 110, Langhorne, PA                        19047-1833
            (Address of principal executive offices)                           (Zip code)

       Registrant's telephone number, including area code                     215-750-6606

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
 Common stock, no par value                              NASDAQ

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $4,382,693

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $10,493,629 as of September 24, 1997.

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,545,295 shares of common stock, no par value per share, as of September 24, 1997. Transitional Small Business
Disclosure Format (check one):      Yes (  )      No (X)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1997 Annual Meeting are incorporated by reference into Part III as set forth herein. With the exception of those portions which are expressly incorporated by reference, said proxy statement is not deemed filed as a part hereof.

Exhibit Index located on page 39      Page 1 of 41

                                 RomTech, Inc.

                                  Form 10-KSB
                    For the Fiscal Year Ended June 30, 1997

                                     INDEX


                                                                                                              Page
                                                PART I

Item 1.     Business.....................................................................................        3

Item 2.     Properties...................................................................................       13

Item 3.     Legal Proceedings............................................................................       13

Item 4.     Submission of Matters to a Vote of Security Holders..........................................       13

                                                PART II

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters....................        14

Item 6.     Management's Discussion and Analysis of Results of Operations
            and Financial Condition.....................................................................        15

Item 7.     Financial Statements .......................................................................        18

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................................................        37

                                                PART III

Item 9.     Directors and Executive Officers of the Registrant..........................................        38

Item 10.    Executive Compensation......................................................................        38

Item 11.    Security Ownership of Certain Beneficial Owners and Management..............................        38

Item 12.    Certain Relationships and Related Transactions..............................................        38

                                                PART IV

Item 13.    Exhibits and Reports on Form 8-K............................................................        39


Index of Exhibits.......................................................................................        39
Signatures..............................................................................................        41

                                    PART I

This annual report on Form 10-KSB contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 8 to 13.

Item 1.           Business

GENERAL

RomTech, Inc. (the "Company") a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and resells a diversified line of personal computer software for consumer, educational and business applications. In October 1995, the Company completed its initial public offering coincident with its acquisition of Applied Optical Media Corporation ("AOMC"), a developer of educational and reference software titles. In April 1996, the Company acquired Virtual Reality Laboratories, Inc. ("VRLI"), a software developer of landscape generation, space exploration, scheduling and business forms manipulation programs. As a result of these acquisitions, the Company offers software titles and personal productivity application products in the game, personal/business productivity, education/edutainment, reference and lifestyle markets for use at home and in the office. The Company's product line enables it to serve customers who are seeking a broad range of high-quality, value priced software.

The Company believes that consumers base their software purchase decisions on the same criteria as other consumer product purchases, relying on recognized brands for consistent quality, value and ease of use. The Company promotes the Galaxy of Games(TM), Galaxy of Home Office Help(TM) and Galaxy Deluxe(TM) brand names (the "Galaxy Series") in order to generate customer loyalty, encourage repeat purchases and differentiate the Galaxy Series products to retailers and consumers. The Company targets the growing market of home personal computer ("PC") users who value fully-featured and easy-to-use software. The Company's Galaxy of Games and Galaxy of Home Office Help products generally sell for under $15, a price point intended to generate impulse purchases in mass market shopping environments. The Company's Galaxy Deluxe products generally sell for $19.95 but feature packaging and content usually found in $50 software titles.

BUSINESS STRATEGY

The worldwide market of personal computer users in the home and small office represents the primary market for the Company's products. A March 1996 study estimated the total United States installed base for home personal computers at forty-seven million units during 1996 and projected the installed base to grow to sixty-nine million units by 1999. The Company believes that brand name recognition of its products, developing new brands and capitalizing upon the success of top selling titles in existing brands is critical to its success as a software publisher. The Company's business strategy is to be a leading publisher of high-quality, value-priced consumer software by offering products in the game, Galaxy of Games, and productivity, Galaxy of Home Office Help, segments of the market for under $15 and the education/reference and lifestyle, Galaxy Deluxe, segments of the market for $19.95. To implement its business strategy, the Company intends to execute the following tactics.

Rely On Consumer Research and Marketplace Data. The Company utilizes consumer research and marketplace sales data to determine which products are achieving favorable sales results in the consumer software categories that the Company serves. The Company then focuses on its top selling products that have a sustainable product life and which also appeal to the broadest age group of consumers regardless of gender. The Company then either develops or procures similar products that meet these criteria while complementing and supporting the Company's branding strategy.

Deliver Products To Market Quickly To Maximize Sales Opportunities. The Company believes that one of its significant competitive strengths, primarily as a result of its direct selling activity at weekend computer trade shows, is its ability to identify products that consumers are buying and which they will continue to buy. The Company leverages this competitive strength by quickly developing or procuring a product offering that the Company believes will achieve favorable sales results in its category when the product is combined with the Company's attractive, distinctive and informative packaging that is designed to encourage impulse purchases in retail stores. The Company's development efforts focus primarily on product design, features, consistent and user friendly interfaces, ease of use, product quality and consistency. The Company's internal product development activities are supplemented by utilizing existing technologies and externally developed programming and content. The Company maintains control over the creative and market-driven aspects of its product development activities while utilizing outside resources to reduce its development costs and minimize risks.

Develop Products That Are Simple To Use. Based on information from registration cards returned by buyers of the Company's products, a large portion of the Company's customers are new computer owners and so the installation and use of the Company's products must require only a minimum of technical expertise. The Company provides technical support for all of the products that it sells and revises or upgrades products in response to consumer feedback gained from consumers' registration of products they have purchased.

Develop Efficient Distribution Relationships. The Company intends to rely on larger, well established, merchandising and distribution organizations to distribute its products to retailers in the U.S. and international markets. Developing a direct sales force and a distribution organization to serve today's U.S. retailers and retailers worldwide requires a commitment of considerable financial and managerial resources and entails significant competitive risk. In order to reduce the resources required for effective distribution, the Company intends to incorporate Internet capabilities into many of its new products. Customers or prospective customers can then review the Company's products at its website, (http: www.romt.com.), and download trial versions of selected software.

Market Brand Names That Deliver Consistent Quality. The Company is currently focusing its marketing resources on developing brands that represent consistency, quality and value to the consumer. The Company believes that to the consumer, brands offer a safe and secure choice in an otherwise confusing, fast changing and often intimidating software marketplace. Consumers view successful brand logos as friendly marks of quality assurance. Once a consumer becomes highly satisfied with a brand in any given product category, that consumer will typically tend to actively seek out that brand versus competing brands. The Company believes that successful brands can often command premium prices relative to other competitive products and one of the Company's goals is to achieve such success with its branding strategy.

Achieve and Maintain Profitable Operations. Since its inception the Company has not achieved profitability. During the second half of fiscal 1997 the Company undertook changes in its operations and business strategy to focus on the value priced segment of the consumer software market while structuring the Company to achieve profitability. The value priced segment is currently the largest and most rapidly growing category of the consumer software market. This trend is expected to continue for the foreseeable future as consumers demand lower prices for software. In order to achieve and maintain profitable operations the Company has developed plans and systems that will focus on: delivering top selling branded titles with predictable, controllable development costs and risks; outsourcing production and warehousing while achieving high quality, low product costs, timely and efficient deliveries and predictable overhead costs during periods of rapid and high sales volume growth; and controlling operating expenses.

SALES AND MARKETING

The Company relies primarily on three basic sales channels for most of its sales: distributors, direct mail and computer trade shows. The Company intends to continue to explore opportunities using the Internet to market and distribute software. Internet sales currently account for an insignificant portion of the Company's sales. The Company presently has an exclusive distribution agreement with Slash Corporation ("Slash") a division of GT Interactive Software Corp., ("GTIS") covering distribution of the Company's products to retailers in North America. Slash accounted for approximately 35% of the Company's net sales during fiscal 1997. The Company believes that for the year ending June 30, 1998, Slash could account for more than 70% of the

Company's net sales (see Customer Concentration and Credit Risk on page 8 of this report). GTIS is currently the largest distributor of consumer software to mass merchants in the United States. The Company believes that GTIS is the primary supplier of its own and third party consumer software to approximately 2,320 Wal-Mart(TM) stores and approximately 760 Target(TM) stores and supplies value-priced software under specially designed programs to approximately 2,150 Kmart(TM) stores. Retailers that purchase the Company's products through distributors include Wal-Mart, Target, Kmart, Best Buy(TM), CompUSA(TM), Staples(TM), Office Depot(TM), OfficeMax(TM), Computer City(TM), Electronic Boutique(TM), Zainy Brainy(TM), Babbages(TM), Software Etc. (TM) and Fry's(TM). The Company also sells to international distributors primarily in the United Kingdom and Japan and is currently negotiating distribution relationships in Australia, Germany, Belgium, France, Singapore and South Africa. The Company maintains a database of its registered customers and from time to time uses direct mail to sell upgrade versions and new products. Sales of software titles in jewel case packaging at computer trade shows are made through the Company's Multimedia Warehouse(TM) Product Group.

The Company's product line is based on branded content focused in the game, productivity, education/reference and lifestyle markets. By maintaining a branded product category focus, the Company believes that its advertising, promotion, merchandising and packaging expenditures will accrue long-term benefits for all the products in each category.

The Company uses a small internal staff to work with a distributor's sales personnel in order to maximize the business potential with retail accounts. The Company's salespeople work closely with its distributors and retail buyers to determine that appropriate Company products are inventoried for each retail outlet, that stocking levels are adequate, that promotions and advertising are coordinated with product releases and that in-store merchandising plans are properly implemented.

The Company's marketing department is responsible for creating and marketing programs to generate product sell-in (sales to retailers) and sell-through (sales to end user customers). These programs generally are based on established consumer product marketing techniques that the Company believes are becoming more important as software becomes more of a consumer product. The Company uses consumer product graphic designers and copywriters to attempt to create effective package designs, catalogs, brochures, advertisements and related materials. The Company's marketing and sales personnel and outside contractors work together to coordinate retail and publicity programs so that those programs are in place when products are initially shipped to retailers and consumers. Public relation campaigns, in-store advertising, catalog mailings and advertisements are designed in advance of product availability.

The Company has limited exposure to returns by distributors and retailers because its distribution agreements generally do not provide for returns unless there are defects in a product related to workmanship. The Company does have some limited exposure to returns by consumers. Reserves for these returns are established at levels that the Company believes are adequate based on product sell-through, inventory levels and historic return rates (See Note 1, Summary of Significant Accounting Policies, Revenue Recognition, page 26). The Company typically accepts returns from customers, even when not legally required to do so, in order to maintain good customer relations which the Company believes enhances repeat purchasing by consumers. The Company sells to its distributors and retailers on credit, with varying discounts and credit terms.

COMPETITION

The market for software in the categories in which the Company competes is intensely competitive. The Company believes that the principal competitive factors generally include content quality, brand name recognition, ease of use, merchandising, product features, quality, reliability, on-line technology, distribution channels and price. Based on its current and anticipated future product offerings, the Company believes that it competes or will compete effectively in these areas, particularly in brand name recognition, quality, ease of use, and product features.

The Company competes primarily with other software publishers, although certain book publishers, magazine publishers, entertainment companies and media companies may expand their product lines to compete with the Company's products. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing, distribution, technical and other resources. Although there are a variety of consumer and business software publishers, based on product lines and price points, GT Interactive, The Learning Company, CUC Software, IMSI, Expert Software, Nova Development Corporation, Cosmi, Electronic Arts, Mindscape, Hasbro Interactive, Virgin, Interplay and Media Graphics are the Company's primary competitors. In addition, it is possible that certain large software companies, hardware companies and media companies may increasingly target the value line segment of the software market resulting in additional competition.

The Company believes that increasing competition in the consumer software market may result in lower selling prices, which could adversely affect the Company's business, operating results and financial condition. To the extent that competitors achieve performance, price or other selling advantages, the Company could be adversely affected. In addition, commercial acceptance of new technologies such as the Internet may reduce demand for the Company's existing products. Extensive price competition, reduced demand or distribution channel changes may have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will have the resources required to respond to market forces, technological change or compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

PRODUCT DEVELOPMENT

The Company seeks to develop a broad line of branded products in rapidly growing and sustainable market categories. The Company utilizes consumer research and marketplace sales data, (reported industry sales data, computer trade show sales data and retail sell-through data), to determine which products are achieving top ranked sales results in the consumer software categories that the Company serves. New product ideas are evaluated based upon market research in the subject area, the type and demographics of the target consumer, and the existence and characteristics of competitive products. The Company then either develops or procures similar or like-kind products that meet these criteria while complementing and supporting the Company's branding strategy. The Company believes that its development process has certain material advantages over other software companies, including consistent product quality, reliable delivery schedules and predictable cost estimates. The Company has also acquired products through the acquisition of other software companies or the acquisition or licensing of software products or technologies and will most likely continue to do so in the future.

The Company's product or marketing manager ("project manager") oversee the development of a product from conception through completion, and controls the scope, design, content, and management of the project. The Company seeks to design new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and upgrades. Once a product is approved for development, a design specification is created that includes the product's features, estimated development time and cost, projected delivery availability date and projected selling price. Whenever possible, the software is designed to incorporate technology used in the Company's current products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including packaging and documentation, is designed to comply with a manufacturing specification that will meet the Company's margin requirements at consumer price points.

The project manager executes the project with a project team that typically may include programmers, designers, artists, writers and testers. The project team members may be employees of the Company or independent contractors depending on the scheduling of and skills required for each project. The Company's internal development efforts focus primarily on product design and features, consistent user interfaces, and product quality and consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming and content when such utilization results in a more efficient method of creating a higher quality product. Using this method, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development costs and risks. Development costs associated with externally up front licensed technology are generally paid through royalties based on actual sales which reduces the Company's investment risk in a product.

Developed products are tested for quality assurance before being released for production. Products are typically tested for bugs, compatibility with the numerous popular PC configurations, typical installation issues, functionality, and ease-of-use. Marketing managers, or marketing employees under a manager's supervision, are responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce upgrades that keep abreast of consumer tastes and trends while satisfying the Company's business strategy.

BACKLOG

The Company typically ships its products within a short period of time after accepting a customer's order, which is common in the computer software industry. Consequently, the Company does not generate a significant backlog of orders which would be a significant or important indicator of future revenues or earnings.

CUSTOMER AND TECHNICAL SUPPORT

Customer and technical support standards are very high in the computer software market. The Company provides telephone and Internet technical support to its customers at no additional charge. In order to remain competitive, the Company currently provides customer support. However, costs associated with these activities are not significant. The Company believes that high-quality, user-friendly support will aid in the product development process and, therefore, the Company's growth, by providing valuable feedback to its marketing and software development personnel.

OPERATIONS

The Company's accounting, purchasing, inventory control, scheduling, order processing, warehousing and shipping, operations and development activities are conducted at its headquarters location in Langhorne, PA. Production and most shipments to major vendors are performed by independent contractors working under the Company's direction. The Company's management information system handles order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, and mailing list management. Subject to credit terms and product availability, orders are typically shipped from the Company's facilities within 24 hours of receiving an order. Third party contractors replicate the software and assemble manuals, catalog inserts and boxes in which the Company's products are shipped. The Company has multiple sources for all components of its products, and has not experienced any material delays in production or assembly.

EMPLOYEES

As of June 30, 1997, the Company had 33 full-time employees of which 9 were employed in software development; 10 in sales, marketing and customer support; and 14 in operations, finance and administration. In addition, the Company utilizes approximately 6 independent contractors in connection with its product development activities. No employees are represented by labor unions, and the Company has never experienced a work stoppage.

INTELLECTUAL PROPERTY RIGHTS

The Company generally sells a portion of its published software under licenses from independent developers and, in such cases, does not acquire the copyrights for the underlying work. The Company relies primarily on a combination of trademark, copyright, trade secret and other proprietary rights laws, license agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights and the rights of its developers. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized duplication or infringement of the Company's software.

Policing unauthorized use of an easily duplicated and broadly disseminated product such as computer software is very difficult, time consuming and costly. Software piracy is expected to be a persistent problem for the software industry. These problems are particularly acute in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East. If a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected.

 Software developers and publishers are subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.

There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. Any such claims or litigation, with or without merit, would be costly and result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations with respect to such claims or litigation would have a material adverse effect on the Company's business, operating results and financial condition.

FACTORS AFFECTING FUTURE PERFORMANCE

This report and the Company's Annual Report to Stockholders for the year ended June 30, 1997 contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation, economic and competitive conditions in the software business affecting the demand for the Company's products, the Company's need for additional funds, the ability to hire key management personnel to manage anticipated growth, the development, market acceptance and timing of new products, access to distribution channels and the renewal of licenses for key software products. Those factors and the factors discussed below and elsewhere in this report, should be considered by investors in the Company.

Early Stage Company; Consumer Software Business; Losses. The Company commenced operations in July 1992. The Company has experienced losses since inception. The accumulated deficit for the Company through June 30, 1997 is approximately $7,865,000. The Company's operations to date have been funded primarily through proceeds from the Company's initial public offering of common stock in October 1995 and through the sale in private offerings of preferred stock and common stock warrants in November 1996 and in January and April 1997. The Company's operations are subject to all of the risks inherent in the development of an early stage business, particularly in a highly competitive industry, including, but not limited to, development, production and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues from the development and marketing of its current and future software products. The development of multimedia software products, which combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel. Other factors affecting the Company's future success include, but are not limited to, the ability of the Company to overcome problems and delays in product development, market acceptance of products and successful implementation of sales and marketing programs. There can be no assurance the Company will successfully develop a sustainable game or personal productivity software business and achieve profitability.

Customer Concentration and Credit Risk. The Company presently has an exclusive distribution agreement with Slash Corporation ("Slash"), a division of GT Interactive Software Corp. ("GTIS") covering distribution of the Company's products to retailers in North America. GTIS is currently the largest distributor of consumer software to mass merchants in the United States. During the year ended June 30, 1997, Slash accounted for approximately 35% of the Company's net sales. The Company believes that for the year ending June 30, 1998, Slash could account for 70% or more of the Company's net sales. The Company's agreement with Slash does not specify minimum purchase requirements and could be terminated at any time by Slash. There can be no assurance that Slash will continue to distribute the Company's consumer software. The loss of Slash as a distributor or an inability to collect receivables from Slash or any other adverse change in the Company's relationship with Slash would have a material adverse effect on the Company's business, operating results and financial condition.

Potential Inability to Manage Growth. The Company's ability to manage growth effectively will depend on its ability to improve and expand its operations, including its financial and management information systems, and to recruit, train and manage additional marketing, sales, software development, operations and administrative personnel. There can be no assurance that management will be able to manage growth effectively, or that it will be able to recruit and retain personnel. The failure to do either will have a material adverse effect on the Company.

Need for Additional Funds. The Company's future capital requirements will depend on many factors, including cash flow from operations, continued progress in its software development program, competing technological and market developments and the Company's ability to market its products successfully. If the Company is not able to increase cash flow from operations to a level sufficient to support continued growth of its business, the Company may require additional funds to sustain and expand its product development, marketing and sales activities. Adequate funds for these purposes may not be available or may be available only on terms that would result in significant dilution or otherwise be unfavorable to existing stockholders. If the Company is unable to secure additional funding, or if the Company is unable to obtain adequate funds from operations or external sources when required, the Company's inability to do so would have a material adverse effect on the long-term viability of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 6 of this document.

Shares Eligible for Future Sale. Shares of a substantial number of the Company's Common Stock in the public market could adversely affect the market price for the Common Stock. Of the 6,535,614 shares of Common Stock outstanding on June 30, 1997, approximately 4,637,271 shares are "restricted securities" which may be sold publicly pursuant to an effective registration statement under the Securities Act or in reliance upon an applicable exemption from the registration requirements of the Securities Act. Of the 4,637,271 shares of restricted securities, 634,667 shares have been registered pursuant to a registration statement on Form S-3, 7,000 shares are subject to piggyback registration rights and 4,043,461 shares are presently eligible for sale under Rule 144 promulgated under the Securities Act. As of June 30, 1997, options and warrants to purchase 1,685,859 shares of Common Stock were outstanding of which 1,507,109 were immediately exercisable, and 1,000,000 shares of Class One Convertible Preferred Stock ("Class One Preferred Stock") will be convertible into 303,030 shares of Common Stock beginning on October 17, 1997. Shares issuable upon the exercise of these options and warrants and upon conversion of the Class One Preferred Stock will be eligible for sale pursuant to an effective registration statement or in reliance upon an applicable exemption from the registration requirements of the Securities Act.

Recent Sales of Securities. On January 30, 1997, the Company completed a private placement to accredited investors of 1,271,340 shares of Class Two Convertible Preferred Stock (the "Class Two Preferred") and 355,975 Common Stock Warrants (the "Warrants") which entitle the holders to purchase 355,975 shares of the Company's Common Stock. The Class Two Preferred is currently convertible into shares of Common Stock equal to the number of shares of Class Two Preferred surrendered for conversion divided by $1.40. (See Note 10, Preferred Stock, page 31).

On April 22, 1997, the Company completed a private placement to accredited investors of 1,250,000 shares of Class Three Convertible Preferred Stock (the "Class Three Preferred") and 62,500 Common Stock Warrants (the "Class Three Warrants") to purchase 62,500 shares of the Company's Common Stock. The conversion price per share (the "Conversion Price") for the Class Three Preferred Stock ranges from a high of 80% of the average closing bid price of the Company's Common Stock (the "Average Quoted Price") for the five (5) trading days immediately preceding the date of conversion to a low of 70% of the Average Quoted Price for the five (5) trading days immediately preceding the date of conversion; provided that the Conversion Price will not exceed $5.95 or be less than $.66. All of the Class Three Preferred has been converted into Common Stock.

The issuance of the Class Two Preferred and the Class Three Preferred may result in significant dilution to the current holders of Common Stock. In addition, due to specific accounting guidance promulgated by the SEC, the Company's loss per share will be negatively impacted since the Class Two Preferred and the Class Three Preferred contain beneficial conversion features that are accounted for in a manner similar to a preferred stock dividend.

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

Highly Competitive Market; Pricing Concerns; Rapidly Changing Marketing Environment. The markets for personal computer software for games, productivity or education/reference and lifestyle applications are highly competitive particularly at the retail shelf level where a rapidly increasing number of software titles are competing for the same amount of shelf space. There are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include the traditional attributes used in determining a products value such as: vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product functionality and features; product ease-of-use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved and while the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors current products and innovations. There can be no assurance that it will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business operating results and financial condition.

Possible Inadequacy of Protection of Software Technology; Tradenames and Other Proprietary Rights. The Company's success depends in part on its ability to protect its proprietary rights to the technologies and concepts used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. The Company has applied for one software patent. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results. The Company may from time to time be notified that it is infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and the Company's technology will create new products and technology that may give rise to claims of infringement. While no actions are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Any such action could result in substantial cost to and diversion of resources of the Company. If the Company were found to infringe upon the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the advent of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

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

International Sales. In fiscal 1997, the Company derived approximately 4% of its total revenues from international sales versus 14% in 1996. International business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in supporting foreign customers, difficulties in managing foreign distributors, potentially adverse tax consequences, the burden of complying with a wide variety of complex operations, customs, foreign laws, regulations and treaties and the possibility of difficulties in collecting accounts receivable.

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

Potential Failure of Product Liability Limitations. The Company's license agreements with customers typically contain provisions designed to limit their exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Possible Delisting of Securities; New Nasdaq Listing Requirements; Risk of Low Priced Stocks. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol ROMT. A listed company may be delisted if it fails to maintain minimum levels of stockholders' equity, shares publicly held, number of stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At June 30, 1997 the Company satisfied the minimum level of stockholders' equity required to be listed ($1,000,000) and all other aspects of its listing agreement.

The Nasdaq Stock Market announced new listing requirements for continued listing on the Nasdaq SmallCap Market effective August 22, 1997. Companies failing to satisfy the new continued listing requirements will have until February 23, 1998 to meet the new requirements. The Company would not satisfy the new requirements at June 30, 1997, but management of the Company will seek to be in compliance on or before February 23, 1998.

To comply with the new requirements, the Company may seek additional capital to, among other things, increase its stockholders' equity to at least the new minimum level required, ($2,000,000). There can be no assurance that the Company will be able to raise such additional capital or, if it is able to raise additional capital, it will be on terms satisfactory to the Company (See
Item 6 - Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources contained in this report, incorporated herein by reference, for additional information concerning the Company's financial position). If the Company fails to satisfy the criteria for the new requirements, its Common Stock may be delisted. Public trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets," or on the NASD's "Electronic Bulletin Board." If the Common Stock were delisted, it may be more difficult to dispose of, or even to obtain quotations as to the price of, the Common Stock and the price, if any, offered for the Common Stock may be substantially reduced.

In addition, if the Common Stock is delisted from trading on the Nasdaq SmallCap Market, and the trading price of the Common Stock is less than $5.00 per share, or the Company has less than $2 million in net tangible assets, trading in the Common Stock would be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or an annual income exceeding $200,000 or $300,000 jointly with their spouses) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The requirements of Rule 15g-9, if applicable, may affect the ability of broker/dealers to sell the Company's securities and may also affect the ability of purchasers to sell their shares in the secondary market. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rule") also requires additional disclosure in connection with any trades involving a stock defined as penny stock (any non-Nasdaq equity security that has a market price or exercise price of less than $5.00 per share and less than $2 million in net tangible assets, subject to certain exceptions). Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the SEC explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure must also be made about commissions payable to both the broker/dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.           Properties

The Company leases 11,000 square feet of office, development and warehouse space in Langhorne, PA. The Company closed its San Luis Obispo, CA facility on September 19, 1997 and the space has been leased to a third party. The Company has been released from its lease obligation pertaining to the San Luis Obispo facility and the closure of the facility had no material financial impact on the Company. The Company believes that its current facilities will be adequate for the Company's anticipated needs through fiscal 1998. (See Note 7 on page 30 to Notes to Consolidated Financial Statements in Item 7 contained in this report incorporated herein by reference for additional information concerning properties leased by the Company). The Company anticipates that it may require additional space as its business grows but anticipates no difficulty in obtaining such space in the vicinity of its current facilities on terms substantially similar to those of the Company's current lease.

Item 3.           Legal Proceedings

The Company terminated the Asset Acquisition Agreement (the "Agreement") entered into with FileABC(TM) , L.P. ("FileABC") in October 1996, and will not consummate the acquisition of certain assets of FileABC pursuant to the Agreement. The completion of the transaction had been subject to certain conditions, including the condition that FileABC continue to have a distribution relationship with Franklin Covey Company ("Franklin Covey") for the distribution of software products. Franklin Covey terminated its distribution relationship with FileABC, which was among the reasons for the Company's termination of the Agreement.

On July 8, 1997, Company filed suit against FileABC and certain of its principals and agents in the United States Federal Court for the Eastern District of Pennsylvania, alleging fraud, deceit and misrepresentation, breach of the covenant of good faith and fair dealing, breach of contract and conspiracy on the part of FileABC and certain of its principals and agents. The Company is seeking to rescind the Agreement, to recover damages in the amount of $175,000 plus interest and other expenses and a declaratory judgment that the Agreement is void and unenforceable.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Market System ("Nasdaq") under the symbol ROMT. The following are the high and low closing prices from October 18, 1995 (the date of the Company's initial public offering) through June 30, 1997, as reported by Nasdaq:

                                                            High          Low
                                                            ----          ---
      Fiscal 1996
      -----------
           October 18, 1995 (commenced trading)            $4.250       $3.750
           Second quarter                                  $5.250       $3.500
           Third quarter                                   $9.625       $3.000
           Fourth quarter                                  $5.375       $3.500
      Fiscal 1997
      -----------
           First quarter                                   $6.000       $3.625
           Second quarter                                  $5.875       $5.000
           Third quarter                                   $5.500       $3.625
           Fourth quarter                                  $5.000       $1.250

The closing price of the Company's Common Stock on June 30, 1997 was $1.4375. On September 18, 1997, the approximate number of stockholders of record was 687 and the closing price of the Company's Common Stock was $1.375.

The Company has not paid any dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1997 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 and a merger with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2 to the consolidated financial statements, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

         o July 1, 1995 to October 17, 1995 - AOMC and VRLI
         o October 18, 1995 to June 30, 1996 - RomTech, AOMC and VRLI
         o July 1, 1996 to June 30, 1997 - RomTech, AOMC and VRLI

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the Company contained elsewhere herein.

Year Ended June 30, 1997 Compared to the Year Ended June 30, 1996

Net Sales and Cost of Sales

         Revenues for the year ended June 30, 1997 were $4,383,000 compared to $3,121,000 for the year ended June 30, 1996, representing an increase of $1,262,000 or 40.4%. This increase resulted from a $1,368,000 increase in revenues derived from the products within the "Galaxy Series".

         The cost of revenues for the year ended June 30, 1997 were $1,571,000 compared to $1,136,000 for the year ended June 30, 1996, representing an increase of $435,000 or 38.3%. The reasons for this increase are attributable to increased volume, as well as increases in product costs related to the additional revenues of $585,000, freight expense of $33,000 and provision for obsolescence costs of $27,000, which were partially offset by a reduction in royalty expense of $247,000. The increase in gross profit margin from 63.6% to 64.2% was caused primarily by the reduction in royalty expense, which was partially offset by an increase in freight costs.

Operating Expenses

     Product development expenses for the year ended June 30, 1997 were $415,000 compared to $728,000 for the year ended June 30, 1996, a decrease of $313,000 or 43.0%. This decrease was caused primarily by a $179,000 decrease in salary for employees engaged in development activities and a $90,000 reimbursement for a development contract.

     Selling, general and administrative expenses for the year ended June 30, 1997 were $3,998,000 compared to $3,208,000 for the year ended June 30, 1996, an increase of $790,000 or 24.6%. This increase was caused primarily by an increase in direct mail marketing costs of $630,000 and amortization costs of $122,000 related to software rights to clip art images.

     The Company closed its San Luis Obispo, CA facility on September 19, 1997 and the space has been leased to a third party. The Company has been released from its lease obligation pertaining to the San Luis Obispo facility and the closure of the facility had no material financial impact on the Company.

     Non-recurring charges of $971,000 for the year ended June 30, 1996 were comprised of $213,000 in costs relating to the closing of the AOMC facility and $758,000 in merger related expenses associated with the acquisition of VRLI. The AOMC facility was closed because the Company determined that it possessed neither the product offerings nor the financial and human resources to compete effectively for market share in the highly competitive market for direct, educational and reference software, which were AOMC's core products and market. The Company redirected its strategy to focus on software titles and personal productivity application products in the game, personal/business productivity, education/edutainment, reference and lifestyle markets for use at home and in the office. The Company's current product line enables it to serve customers who are seeking a broad range of high-quality, value priced software. Any AOMC business functions or activities were consolidated in the Langhorne, PA office.

     Net interest expense for the year ended June 30, 1997 was $48,000 compared to $74,000 for the year ended June 30, 1996, a decrease of $26,000 or 35.1%. The primary reason for this decrease was the reduction of long term debt related to the conversion of $200,000 of debt to equity and $134,000 of principal repayments made on existing notes payable during the year ended June 30, 1997.

     The weighted average common shares outstanding increased 1,125,965 for the year ended June 30, 1997 as a result of the full year's effect from the initial public offering. Also, during the year ended June 30, 1997, 243,887 warrants representing 239,571 shares and options representing 5,000 shares were exercised and 7,000 shares of common stock were issued in connection with the Company's private offering of Class Three Convertible Preferred Stock. In addition, due to the $559,000 accretion of the beneficial conversion feature of the Class Two and Class Three Preferred Stock, the net loss per common share increased $0.09 for the year ended June 30, 1997.

     Subsequent to June 30, 1997, 731,000 shares of the Class Two Convertible Preferred Stock have been converted into 522,173 shares of Common Stock and all of the 1,250,000 shares of Class Three Convertible Preferred Stock have been converted into 1,487,508 shares of Common Stock. The remaining 540,340 shares of the Class Two Convertible Preferred Stock will be converted into 385,957 shares of Common Stock at the conversion price of $1.40 upon notice of conversion to the Company by the Class Two Convertible Preferred Stockholders (See Note 10, Preferred Stock, in the Notes to the Consolidated Financial Statements on page 31 of this report).

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position as of June 30, 1997.

     As of June 30, 1997, the Company's cash and working capital balances were $445,474 and $1,099,982, respectively. During the year ended June 30, 1997, the Company successfully completed the private placement of the Class Two Convertible Preferred Stock resulting in approximately $1,115,000 in cash proceeds and the private placement of the Class Three Convertible Preferred Stock resulting in approximately $1,064,000 in net proceeds. Additionally, Odyssey Capital Group L. P. ("Odyssey"), a shareholder of the Company, purchased $200,000 of notes payable previously owed to Ballyshannon Partners
L. P., another shareholder of the Company, and exchanged $100,000 of the debt for 100,000 shares of Class Two Convertible Preferred Stock, bringing the Class Two Convertible Preferred Stock net proceeds up to $1,215,000, Odyssey then exchanged the remaining $100,000 of the debt to pay the exercise price of warrants to purchase 198,687 shares of Common Stock. After accounting for the above transactions, total stockholders' equity at June 30, 1997 was $1,067,822 (See Note 10, Preferred Stock, in the Notes to the Consolidated Financial Statements on page 31 of this report).

     As indicated in the accompanying financial statements, the Company's net loss was $1,650,925 and $2,998,480 in fiscal 1997 and 1996, respectively. In addition, cash used by operating activities totaled $2,556,976 and $2,046,297 in fiscal 1997 and 1996, respectively. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company may seek to raise additional capital. However, there can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. At June 30, 1997 the Company satisfied the minimum level of stockholders' equity required to be listed ($1,000,000) and all other aspects of its listing agreement for the Nasdaq Smallcap Market. The Nasdaq Stock Market announced new listing requirements for continued listing on the Nasdaq SmallCap Market effective August 22, 1997. Companies failing to satisfy the new continued listing requirements will have until February 23, 1998 to meet the new requirements. The Company currently does not satisfy the new net tangible assets requirement of $2,000,000. Although management of the Company will seek to be in compliance with this requirement on or before February 23, 1998, there can be no assurance that this will occur.

     To comply with the new requirements the Company may seek additional capital to, among other things, increase its stockholders' equity to at least the new minimum level required. There can be no assurance that the Company will be able to raise such additional capital or if it is able to raise additional capital it will be on terms satisfactory to the Company

Accounting for Stock-based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which became effective for the year ended June 30, 1997. The Company continues to apply APB25 and related interpretations in accounting for its stock options to employees and directors. See footnote 12 for pro forma disclosures.

New Accounting Pronouncements

     The Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will become effective in the second quarter of fiscal 1998. Management believes that the adoption of this statement will not have a material financial impact on the Company.

     The Company will be required to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

     The Company will be required to adopt Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

Item 7.           Financial Statements

                                 RomTech, Inc.
                  Index to Consolidated Financial Statements



                                                                            Page
                                                                            ----
Independent Auditors' Report................................................. 19

Consolidated Balance Sheet June 30, 1997..................................... 20

Consolidated Statements of Operations for the years
ended June 30, 1997 and 1996................................................. 21

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997 and 1996................................................. 22

Consolidated Statements of Cash Flows for the years
ended June 30, 1997 and 1996................................................. 23

Notes to Consolidated Financial Statements................................... 25

                         Independent Auditors' Report


The Board of Directors and Stockholders
RomTech, Inc.:

We have audited the accompanying consolidated balance sheet of RomTech, Inc. and subsidiary as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RomTech, Inc. and subsidiary as of June 30, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1997, in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP
-------------------------

Philadelphia, Pennsylvania
September 17, 1997

                                 RomTech, Inc.
                          Consolidated Balance Sheet
                                 June 30, 1997

                                                                          1997
                                                                          ----
ASSETS
Current assets:
   Cash and cash equivalents                                        $   445,474
   Restricted cash                                                       24,788
   Accounts receivable, net of allowance for
    doubtful accounts of $69,209                                      1,033,472
   Inventory                                                            369,582
   Prepaid expenses                                                     225,517
                                                                    -----------
          Total current assets                                        2,098,833

Furniture and equipment, net                                            187,507
Intangibles and other assets                                            246,637
                                                                    -----------
          Total assets                                              $ 2,532,977
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                    $    39,650
   Accounts payable                                                     637,442
   Accrued expenses                                                     293,055
   Capital lease obligations                                             28,704
                                                                    -----------
          Total current liabilities                                     998,851

Capital lease obligations net of current portion                         46,820
Notes payable-long term portion                                         269,484
Convertible subordinated debt                                           150,000
                                                                    -----------
          Total liabilities                                           1,465,155

Commitments and contingencies - Notes 7, 13, 17 and 18

Stockholders' equity:
  Preferred stock, no par value, 10,000,000 shares  authorized:
    Class One Convertible Preferred Stock, 1,000,000
      issued and outstanding                                          1,000,000
    Class Two Convertible Preferred Stock, 1,271,340
      issued and outstanding                                            941,340
    Class Three Convertible Preferred Stock, 1,250,000
      issued and outstanding                                            937,000
    Accretion of beneficial conversion feature on Preferred Stock       537,559

  Common stock, no par value (40,000,000 shares authorized;
    6,535,614 issued and outstanding)                                 4,368,736
   Additional paid in capital                                         1,148,550
   Accumulated deficit                                               (7,865,363)
                                                                    -----------
          Total stockholders' equity                                  1,067,822
                                                                    -----------
          Total liabilities and stockholders' equity                $ 2,532,977
                                                                    ===========


See accompanying notes to consolidated financial statements.

                                 RomTech, Inc.
                     Consolidated Statements of Operations
                      Years ended June 30, 1997 and 1996

                                                         1997           1996
                                                         ----           ----

Net sales                                            $ 4,382,693    $ 3,120,651

Cost of sales                                          1,571,064      1,135,792
                                                     -----------    -----------

Gross profit                                           2,811,629      1,984,859

Operating expenses:
     Product development                                 414,973        728,391
     Selling, general and administrative               3,997,747      3,208,386
     Non-recurring facility closure expenses               - 0 -        212,782
     Non-recurring merger expenses                         - 0 -        757,804
                                                     -----------    -----------
        Total operating expenses                       4,412,720      4,907,363
                                                     -----------    -----------

Operating loss                                        (1,601,091)    (2,922,504)

Interest expense, net                                     48,104         73,706
Provision for income taxes                                 1,730          2,270
                                                     -----------    -----------

Net loss                                              (1,650,925)    (2,998,480)

Accretion of beneficial conversion feature
  on preferred stocks, including dividend
  payable in the form of common stock                    559,434          - 0 -
                                                     -----------    -----------

Net loss attributable to common stock                ($2,210,359)   ($2,998,480)

Net loss per common share                                ($ 0.35)        ($0.57)
                                                         =======         ======

Weighted average common shares outstanding             6,380,517      5,254,552
















See accompanying notes to consolidated financial statements.

                                 RomTech, Inc.
                Consolidated Statements of Stockholders' Equity
                      Years ended June 30, 1997 and 1996


                                                                                        Additional
                                         Preferred Stock            Common Stock          Paid-in    Accumulated     Stockholders'
                                         ---------------            ------------
                                        Shares      Amount       Shares      Amount       Capital       Deficit        Equity
                                        ------      ------       ------      ------       -------       -------        ------

Balance as of June 30, 1995                                     1,286,517     $381,000     $161,131   ($2,656,524)   ($2,114,393)

Net loss                                                                                               (2,998,480)    (2,998,480)

Adjustment to reflect RomTech's
   outstanding shares as a
   recapitalization of AOMC and the
   shares issued in connection with
   the merger with AOMC accounted
   for as a reverse acquisition
   (Note 2)                                                     3,175,664      (92,219)                                  (92,219)

Shares issued in connection with
   the initial public offering                                  1,550,000    3,623,796                                 3,623,796

Shares issued in exchange for debt
   and related forgiveness in
   connection with AOMC merger
   (Note 2)                            1,000,000   $1,000,000                               586,607                    1,586,607

Shares issued in connection with
   exercise of warrants                                           221,862      100,600                                   100,600

Shares issued in connection with
   VRLI merger related expenses                                    51,085      204,340                                   204,340
                                       ---------   ----------   ---------   ----------     --------   -----------       --------

Balance as of June 30, 1996            1,000,000   $1,000,000   6,285,128   $4,217,517     $747,738   ($5,655,004)      $310,251
                                       =========   ==========   =========   ==========     ========   ============      ========

Net loss                                                                                               (1,650,925)    (1,650,925)

Shares issued in connection with
   exercise of warrants and options                               244,571      109,344          656                      110,000

Shares issued in connection with
   Class Two Preferred, net of
   beneficial conversion feature       1,271,340      941,340                               330,000                    1,271,340

Shares issued in connection with
   Class Three Preferred, net of
   beneficial conversion feature       1,250,000      937,000                               313,000                    1,250,000

Effects from the beneficial
   conversion  feature of Class
   Two Preferred                                      326,284                                            (326,284)         - 0 -

Effects from the beneficial
   conversion feature of Class
   Three Preferred                                    211,275                                            (211,275)         - 0 -

Costs incurred with Class Two and
   Class Three Preferred                                                                   (242,844)                    (242,844)

Stock dividend accrued
   on Class Three Preferred                                                     21,875                    (21,875)         - 0 -

Other equity transactions                                           5,915       20,000                                    20,000
                                       ---------   ----------   ---------   ----------     --------   -----------       --------

Balance as of June 30, 1997            3,521,340   $3,415,899   6,535,614   $4,368,736   $1,148,550   ($7,865,363)    $1,067,822
                                       =========   ==========   =========   ==========   ==========   ============    ==========

See accompanying notes to consolidated financial statements.

                                 RomTech, Inc.
                     Consolidated Statements of Cash Flows
                      Years ended June 30, 1997 and 1996

                                                                    1997              1996
                                                                    ----              ----
Cash flows from operating activities:
    Net loss                                                     ($1,650,925)      ($2,998,480)
    Adjustments to reconcile net loss to net cash
        from operating activities:
    Common stock issued as a finder fee in connection
          with the VRLI acquisition                                    - 0 -           204,340
    Depreciation and amortization                                    220,455           143,382
    Loss on disposal of equipment                                      4,683             - 0 -
    Interest expense incurred but not paid                             - 0 -            55,000
    Changes in items affecting operations, net of effect
             from acquired business:
             Restricted cash                                         (24,788)           34,627
             Accounts receivable                                    (608,174)          (27,469)
             Prepaid expenses                                       (184,107)           15,002
             Inventory                                              (164,361)          (85,214)
             Accounts payable                                        261,275           197,091
             Accrued expenses                                       (411,034)          415,424
                                                                  ----------        ----------
Net cash used in operating activities                             (2,556,976)       (2,046,297)

Cash flows from investing activities:
    Purchase of short term investments                                 - 0 -        (1,192,404)
    Sales and maturities of short term investments                   398,952           793,452
    Purchase of furniture and equipment                              (80,175)         (123,901)
    Purchase of software rights and other assets                    (294,656)          (89,930)
    Loan to related party                                              2,750            (4,750)
                                                                  ----------        ----------
Net cash provided by (used in) investing activities                   26,871          (617,533)

Cash flows from financing activities:
     Net proceeds of initial public offering of common stock           - 0 -         3,623,796
     Net proceeds from issuance of convertible preferred stock     2,178,496             - 0 -
     Net repayments of factored accounts receivable                    - 0 -          (279,411)
     Repayments of notes payable                                    (133,834)          (44,872)
     Proceeds from convertible subordinated debt                       - 0 -           300,000
     Proceeds from exercise of  warrants and options                  10,000           100,600
     Repayments of advances to officers                                - 0 -          (127,776)
     Repayments of lease obligations                                 (33,746)          (39,017)
                                                                  ----------        ----------

Net cash provided by financing activities                          2,020,916         3,533,320

Net increase (decrease) in cash and cash equivalents                (509,189)          869,490

Cash and cash equivalents:
   Beginning of period                                               954,663            85,173
                                                                  ----------        ----------
   End of period                                                  $  445,474        $  954,663
                                                                  ==========        ==========



See accompanying notes to consolidated financial statements.

                                 RomTech, Inc.
                     Consolidated Statements of Cash Flows
                      Years ended June 30, 1997 and 1996


                                                                             1997            1996
                                                                             ----            ----
Supplemental cash flow information:

Cash paid for interest                                                       $80,638       $129,897
                                                                             =======       ========


Noncash investing and financing activities:
        Settlement of long term debt and officer's notes payable through issuance of preferred stock, notes payable and debt
        forgiveness, net of $50,000 cash payment, (see Note 2).             $  - 0 -     $1,886,451
                                                                            ========     ==========

        Net liabilities assumed in reverse acquisition by issuance
         of common stock                                                     $ - 0 -       $ 92,219
                                                                             =======       ========

        Capital lease additions                                              $81,643        $ - 0 -
                                                                             =======        =======

        Conversion of debt for $100,000 of convertible preferred
          stock and $100,000 exercise of common stock warrants              $200,000        $ - 0 -
                                                                            ========        =======

        Conversion of debt for common stock                                  $20,000        $68,555
                                                                             =======        =======




























See accompanying notes to consolidated financial statements.

                                 RomTech, Inc.
                  Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1997 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering on October 18, 1995 combined with Applied Optical Media Corporation ("AOMC"), which merged with RomTech concurrent with the completion of RomTech's public offering, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting. As further described in Note 2, the AOMC merger was accounted for as a reverse acquisition whereby AOMC was deemed to be the acquiring entity for accounting purposes. In addition, the fiscal 1995 financial statements have been restated to reflect VRLI's operations on a pooled basis. Accordingly, the consolidated statements of operations include the activities of the following entities for the following periods:

         o July 1, 1995 to October 17, 1995 - AOMC and VRLI
         o October 18, 1995 to June 30, 1997 - RomTech, AOMC and VRLI

Description of Business

     RomTech, Inc. (the "Company") a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and resells a diversified line of personal computer software for consumer, educational and business applications. The Company believes it operates in a single business segment. The Company's product line enables it to serve customers who are seeking a broad range of high-quality, value priced software. The Company sales are primarily made through distributors, direct mail and direct sales at weekend PC shows. The Company intends to continue to explore opportunities using the Internet to market and distribute software but Internet sales currently account for an insignificant portion of the Company's sales.

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, VRLI. All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

     The recorded amounts of cash and short term investments, accounts receivable, and accounts payable at June 30, 1997 approximate fair value in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" due to the relatively short period of time between origination of the instruments and their expected realization. The Company's debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

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

Intangible Assets

     The Company has intangible assets resulting from the purchase of the software rights to clip art images. Accumulated amortization at June 30, 1997 was $144,626. The Company amortizes these intangible assets over three years.

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

     Allowance for product returns:

     The Company maintains a return policy that allows distributors and retailers to return products according to negotiated terms relating to overstocking or defective products. The Company records an allowance for returns as a reduction of gross sales at the time of product shipment. The allowance, which is included in accrued liabilities, is estimated based primarily upon historic experience, analysis of distributor and retailer inventories of the Company's products and analysis of market conditions. Gross product revenues subject to returns were approximately $4,354,000 and $2,790,000 for the years ended June 30, 1997 and 1996, respectively, and returns during the same periods were $270,000 and $280,000, respectively.

     Software licenses and royalties:

     Software license revenue and royalties are recognized as revenue at the time the Company has completed all significant performance obligations under the terms of the license agreement and when any amounts advanced or received are non-refundable. Revenues from licenses and royalties were approximately $319,000 and $612,000 for the years ended June 30, 1997 and 1996, respectively.

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

Advertising

     Advertising cost is charged to expense as incurred. Advertising expense was approximately $981,000 and $624,000 for the years ended June 30, 1997 and 1996, respectively. The primary cause for the current year's increase was the direct mail advertising costs of $630,000 incurred during the year ended June 30, 1997.

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

Computation of Net Loss Per Share

     For the year ended June 30, 1996, net loss per common share was computed using the weighted average number of common shares outstanding during the period for AOMC retroactively adjusted for the shares and warrants received in connection with the reverse acquisition, reflected as a recapitialization of the previously outstanding common stock of AOMC, and retroactively adjusted for the acquisition of VRLI (see Note 2).

     For the year ended June 30, 1997, net loss per common share is computed using the weighted average number of common shares outstanding and common stock equivalents were excluded from the calculation since they were anti-dilutive.

Accounting for Stock-based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which became effective for the year ended June 30, 1997. The Company continues to apply APB25 and related interpretations in accounting for its stock options to employees and directors. See footnote 12 for pro forma disclosures.

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

New Accounting Pronouncements

     The Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will become effective in the second quarter of fiscal 1998. The Company believes that the adoption of this statement will not have a material financial impact.

     The Company will be required to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

     The Company will be required to adopt Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

2.  Mergers/Completion of Public Offering

Applied Optical Media Corporation ("AOMC")

     On October 18, 1995, the Company merged with AOMC, whereby the stockholders of AOMC exchanged all their outstanding shares for 1,575,000 common shares of the Company and 425,000 warrants to purchase common shares at $.50 per share. In addition, concurrently with the Merger, certain stockholders of AOMC exchanged debt with a carrying value of $1,936,452 for 1,000,000 shares of convertible preferred stock, a $300,000, 8.75% note payable, a $50,000 cash payment and forgiveness of $586,607 of debt. The preferred stock has a face value of $1,000,000 and is convertible into common stock of the Company beginning two years after October 18, 1995 at a price of $3.30 per share. The Company has the right to redeem the preferred stock for an aggregate redemption price of $1,000,000.

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

     In connection with the Company's initial public offering the Company's Chief Executive Officer ("CEO") and a vice president each agreed to transfer 200,000 shares of the Company's common stock owned by them to PJM Trading Company ("PJM") in connection with certain services provided to the Company by PJM related to the Company's capital raising activity at the time of the initial public offering. Such shares have been transferred as of June 30, 1997. For accounting purposes, the transfer of shares by these principal shareholders is presumed to benefit the Company and should be recognized in the financial statements of the Company. Therefore, the shares transferred would result in a contribution of stock to the Company by the principal shareholders and the issuance of shares to PJM for the same value. These transactions have not been separately recognized in the Company's financial statements since they had no net effect on the results of operations or shareholders' equity.

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

     The following supplemental unaudited pro forma information summarizes the combined results of operations of the Company as if the merger with AOMC occurred at the beginning of fiscal 1996.


                                                                1996
                                                                ----
     Net sales                                              $3,378,360
     Net loss                                              ($3,310,745)
     Net loss per share                                          ($.57)
     Weighted average common shares                          5,786,378

3. Inventory

     Inventory consists of the following:

     Raw materials                                           $  80,020
     Finished goods                                            289,562
                                                             ---------
                                                              $369,582
                                                             =========

4. Furniture and Equipment

     Furniture and equipment consists of the following:

     Equipment                                                $280,297
     Furniture                                                 155,021
     Leasehold improvements                                      3,915
                                                             ---------
                                                               439,233
     Accumulated depreciation                                 (251,726)
                                                             ---------
     Net book value                                           $187,507
                                                             =========

5. Accrued Expenses

     Accrued expenses consist of the following:

     Accrued royalties                                        $ 44,190
     Accrued payroll                                            66,829
     Accrued professional fees                                  71,000
     Accrued inventory receipts                                 34,035
     Other accrued expenses                                     77,001
                                                             ---------
                                                              $293,055
                                                             =========

6. Notes Payable

     Notes payable consist of the following:

     Note payable to bank, bearing interest at the prime rate
     plus 2.75% (11.25%). Matures on March 24, 2003, principal
     and interest of $6,035.37 payable monthly. The note is
     guaranteed by an officer of the Company and the Small
     Business Administration.                                          $309,134

     Less current portion                                                39,650
                                                                       --------

     Long term portion                                                 $269,484
                                                                       ========

7. Lease Obligations

     The Company leases its operating facility under an operating lease expiring in September 2002. Rent expense was $128,000 and $68,000 for the years ended June 30, 1997 and 1996, respectively.

     The Company has financed the purchase of office equipment through capital lease agreements. The obligations are collaterallized by the leased equipment, which had a net book value of approximately $71,000 and $27,000 at June 30, 1997 and 1996, respectively.

     Future payments of leases are as follows:

                                              Operating    Capital
                                                Leases     Leases       Total
                                              ---------   --------    ---------
     Year ending June 30, 1998                $ 108,671   $ 37,910    $ 146,581
     Year ending June 30, 1999                   96,279     29,640      125,919
     Year ending June 30, 2000                   81,282     14,721       96,003
     Year ending June 30, 2001                   82,859      5,952       88,811
     Year ending June 30, 2002                  106,539        992      107,531
                                              ---------   --------    ---------
                                              $ 475,630     89,215    $ 564,845
                                              =========   --------    =========
     Less interest                                         (13,691)
                                                          --------
     Present value of future lease payments                 75,524
     Less current portion                                  (28,704)
                                                          --------
     Long term portion                                    $ 46,820
                                                          ========

8.  Convertible Subordinated Debt

     In connection with the merger of VRLI on April 5, 1996 (see Note 2,) the Company assumed $150,000 of 10% convertible subordinated debt, maturing in November 2000. The notes are convertible into 46,685 shares of common stock at a price of $3.213 per share, (the conversion price established at the time of the merger of the Company and VRLI, see Note 2), at anytime by the holder. Interest is payable quarterly. The convertible debt is subordinated to the note payable ($309,134 at June 30, 1997) guaranteed by the Small Business Administration.

9.  Income Taxes

     No federal income tax expense or benefit was recorded for the periods presented. However, any deferred tax asset created was offset by a valuation allowance of equal amount in accordance with SFAS No. 109.

     As of June 30, 1997, the Company has approximately $6,700,000 of net operating loss carryforwards ("NOL's") for tax purposes (expiring in years 2004 through 2012), which may be available to offset future federal taxable income. The Company's NOL's may be subject to the provisions of IRC Section 382, as established by the Tax Reform Act of 1986, related to changes in stock ownership. Presently no determination has been made to evaluate what effect the application of these regulations may have on the utilization of the NOL's. Should these regulations apply, the amount of the NOL's that can be utilized to offset taxable income in future periods may be subject to an annual limitation and it is possible that some portion of the NOL's may never be utilized.

10.  Preferred Stock

Class One Convertible Preferred Stock

     The Company issued 1,000,000 shares of Class One Convertible Preferred Stock (the "Class One Preferred") in connection with the merger of AOMC (see
Note 2). The Class One Preferred is convertible into common stock at a price of $3.30 per share and has a redemption value of $1.00 per share. The Class One Preferred can be redeemed by the Company after giving 90 days written notice to the preferred stockholder, provided that, beginning two years from

October 18, 1995, the preferred stockholder has the right to convert the Class One Preferred into common stock during such 90 day period. The Class One Preferred entitles the holder to a liquidation payment of $1,000,000 upon the dissolution of the Company before any liquidation distributions are made with respect to the common stock. The Class One Preferred does not provide for the payment of any dividends thereon.

Class Two Convertible Preferred Stock

     On January 30, 1997, the Company completed a private placement to accredited investors of 1,271,340 shares of Class Two Convertible Preferred Stock (the "Class Two Preferred") and 355,975 Common Stock Warrants (the "Warrants") for the purchase of 355,975 shares of the Company's Common Stock. The offer and sale of the Class Two Preferred and the Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. There was no public offering of the Class Two Preferred or the Warrants, and all sales were made in private transactions with accredited investors, as such term is defined in Rule 501 of Regulation
D. Each Warrant entitles the holder to purchase one share of Common Stock at any time during the period beginning six months after the date of issuance of the Warrant until five years after the date of issuance at an exercise price equal to $6.25. The Class Two Preferred is convertible beginning six months following the date of issuance into shares of Common Stock equal to the number of shares of Class Two Preferred surrendered for conversion divided by $1.40. Of the 1,271,340 shares of Class Two Preferred sold, 1,171,340 shares were issued as of November 15, 1996, and therefore became convertible into Common Stock on May 15, 1997. The remaining 100,000 shares of Class Two Preferred Stock became convertible on July 30, 1997. (See also, the last paragraph of Note 10).

     The Company incurred expenses of approximately $57,000 in connection with the private placement of the Class Two Preferred and realized net proceeds of approximately $1,215,000.

     The aforementioned sales of securities will result in significant dilution to the current holders of Common Stock. In addition, due to specific accounting guidance recently promulgated by the SEC, the Company's loss per share will be negatively impacted since the Class Two Preferred and the Class Three Preferred Stock (as hereinafter defined) contain beneficial conversion features that will be accounted for in a manner similar to a preferred stock dividend. The intrinsic value of the beneficial conversion feature of the Class Two Preferred was $330,000. This amount will be amortized to accumulated deficit over approximately six months, which represents the initial conversion period. The amount amortized, which is analogous to a preferred stock dividend, increases the net loss attributable to common stockholders. For the year ended June 30, 1997, $326,000 was amortized to the accumulated deficit.

     The Company also issued 177,988 Warrants to purchase 177,988 shares of the Company's Common Stock to the investment advisor ("Advisor Warrants") engaged by the Company to assist in the private placement of the Class Two Preferred. The terms and conditions of the Adviser Warrants are identical to the Warrants described above, except that the Advisor Warrants are exercisable at an exercise price of $6.00.

Class Three Convertible Preferred Stock

     On April 22, 1997, the Company completed a private placement to accredited investors of 1,250,000 shares of Class Three Convertible Preferred Stock (the "Class Three Preferred ") and 62,500 Common Stock Warrants (the "Class Three Warrants") for the purchase of 62,500 shares of the Company's Common Stock. Each Class Three Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.94 per share subject to the condition that the Class Three Warrants will not be exercisable until the closing bid price of the Company's Common Stock exceeds $5.66 per share after October 9, 1997. The Class Three Warrants are exercisable at any time beginning six months after the date of issuance until three years and six months after the date of issuance. The offer and sale of the Class Three Preferred and the Class Three Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. There was no public offering of the Class Three Preferred or the Class Three Warrants, and all sales were made in private transactions with accredited investors, as such term is defined in Rule 501 of Regulation D. The conversion price per share (the "Conversion Price") for the Class Three

Preferred Stock ranged from a high of 80% of the average closing bid price of the Company's Common Stock (the "Average Quoted Price") for the five (5) trading days immediately preceding the date of conversion to a low of 70% of the Average Quoted Price for the five trading days immediately preceding the date of conversion; provided that the Conversion Price will not exceed $5.95 or be less than $.66. All of the Class Three Preferred has been converted into Common Stock

     The Company incurred expenses of approximately $186,000 in connection with the private placement of the Class Three Preferred and realized net proceeds of approximately $1,064,000.

     The aforementioned sales of securities will result in significant dilution to the current holders of Common Stock. In addition, due to specific accounting guidance recently promulgated by the SEC, the Company's loss per share will be negatively impacted since the Class Three Preferred contains beneficial conversion features that will be accounted for in a manner similar to a preferred stock dividend. The estimated intrinsic value of the beneficial conversion feature of the Class Three Preferred was $313,000. This amount will be amortized to accumulated deficit over approximately six months, which represents the initial conversion period. The amount amortized, which is analogous to a preferred stock dividend, increases the net loss attributable to common stockholders. For the year ended June 30, 1997, $211,000 was amortized to the accumulated deficit.

     The Company paid to H.J. Meyers & Co., Inc. ("H.J. Meyers"), as placement agent of the Class Three Preferred and the Class Three Warrants, commissions and expenses in an amount equal to $80,000. Additionally, the Company paid a finder's fee of $20,000 to VMH, Ltd. in connection with the sale of $250,000 of the Class Three Preferred. H.J. Meyers was also granted 7,000 shares of Common Stock (the "Agent Shares") which the Company has registered for resale.

     On May 1, 1997, the Company filed a registration statement on Form S-3 registering for resale the Common Stock issuable upon conversion of the Class Two Preferred, the Class Three Preferred, and the Common Stock issuable upon exercise of the Warrants, the Adviser Warrants, and the Class Three Warrants. This registration statement was declared effective on July 3, 1997.

     The adjustments that were recorded to reflect the effect of the private placement of the Class Three Preferred in the Balance Sheet at June 30, 1997 reflect the $1,250,000 of Class Three Preferred issued net of offering costs of $186,000 and the estimated value of the beneficial conversion feature of $313,000. Also, there was a 7% dividend payable in the form of the Company's Common Stock accrued on the Class Three Preferred, which totaled $21,875. This amount was charged to accumulated deficit and credited to Common Stock.

     Subsequent to June 30, 1997, 731,000 shares of the Class Two Preferred have been converted into 522,173 shares of Common Stock and all of the 1,250,000 Class Three Preferred have been converted into 1,487,508 shares of Common Stock. The remaining 540,340 shares of the Class Two Preferred may be convertible into 385,957 shares of Common Stock at the conversion price of $1.40 upon notice of conversion to the Company by the remaining Class Two Preferred Stockholders.

11. Common Stock

     During 1995, the Company completed a 10,000-for-1 common stock split and increased its authorized common stock to 2,000,000 shares. Subsequently, on June 30, 1995, the Company amended its articles of incorporation to authorize the issuance of 40,000,000 shares of common stock, without par value, and 10,000,000 shares of preferred stock, without par value, and effected a 1.5 for 1 stock split. All common shares in the accompanying financial statements are presented on a post-split basis.

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

     During 1995, the Company adopted, amended and restated the 1995 Stock Option Plan (the 1995 Plan). At the 1996 Annual Meeting, the stockholder's of the Company approved an amendment to increase the number of shares available for issuance under the 1995 Plan to a total of 950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors; and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of the Company. Non-employee directors will receive options for 10,000 shares of common stock upon appointment or election to the board and, in addition, each director receives options for 5,000 shares of common stock on January 1 of each year that they are a director.

     The expiration of an option and the vesting period will be determined by the Board of Directors at the time of the grant, but in no event will an option be exercisable after 10 years from the date of grant or in the case of non-employee directors after 5 years from the date of grant. In most cases, upon termination of employment, vested options must be exercised by the optionee within 30 days after the termination of the optionee's employment with the Company.

     On April 28, 1995, the Company issued 30,000 non qualified options under the 1995 Plan. These options have an exercise price of $2.00 per share and expire on April 28, 2000.

     Information regarding the stock option plans is as follows:

                                                                    Weighted
                                                  Number of          Average
                                                   shares         Exercise Price
                                                  -------         --------------
     Balances, June 30, 1995                      162,000             $2.00
       Granted                                    276,793              4.04
       Canceled                                        --                --
       Exercised                                       --                --
                                                  -------             -----
     Balances, June 30, 1996                      438,793             $3.29
       Granted                                    580,000              3.54
       Canceled                                   283,821              4.30
       Exercised                                    5,000              2.00
                                                  -------             -----
     Balances, June 30, 1997                      729,972             $3.10
                                                  =======             =====

     At June 30, 1997, 551,222 options outstanding under the 1994 and 1995 Plans were vested and 347,028 options were available for issuance under these plans. The following summarizes information about the Company's stock options outstanding at June 30, 1997:

                                        Options Outstanding                        Options Exercisable
                          ------------------------------------------------    ------------------------------

                                             Weighted Avg.     Weighted                          Weighted
      Range of                Number           Remaining         Avg.              Number          Avg.
      Exercises           Outstanding at    Contractual Life   Exercise        Exercisable at    Exercise
       Prices              June 30, 1997       (in years)        Price         June 30, 1997       Price
       ------              -------------       ----------        -----         -------------       -----
    $1.83-$2.00               182,472             2.22           $1.98            182,472          $1.98
    $3.00-$3.50               547,500             4.53           $3.48            368,750          $3.47
                              -------                            -----            -------          -----
    $1.83-$3.50               729,972             3.95           $3.10            551,222          $2.98
                              =======                            =====            =======          =====

     In the year ended June 30, 1997, the Company adopted the disclosure requirements of Financial Accounting Standard No. 123, " Accounting for Stock-Based Compensation" (Statement No. 123). As allowed by Statement No. 123, the Company has chosen to continue to account for stock based compensation using Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plans been determined under Statement No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                     Years ended June 30,

                                                   1997             1996
                                                   ----             ----

     Net loss attributable
      to Common Stock       As reported           ($2,210,359)     ($2,998,480)
                            Pro forma             ($2,619,463)     ($3,128,536)

     Net loss per share     As reported           ($0.35)          ($0.57)
                            Pro forma             ($0.41)          ($0.60)

         The per share weighted-average fair values of stock options granted during the years ended June 30, 1997 and 1996 were $2.41 and $2.35, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     Years ended June 30,

                                                   1997              1996
                                                   ----              ----
     Dividend yield                                       0%                0%
     Volatility factor                                82.01%            86.27%
     Risk-free interest rate                   6.05% - 6.45%     5.32% - 6.52%
     Average expected option life                    5 Years           5 Years

The fair value of stock options included in the pro forma amounts for the years ended June 30, 1997 and 1996 is not necessarily indicative of future effects on net income/(loss) and net income/(loss) per share. The pro forma net loss reflects only options granted in the years ended June 30, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net loss amounts presented above, because compensation cost is reflected over an option's vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

On May 22, 1997 the Company repriced the options outstanding under the 1995 Plan, that were in excess of the market price of the Company's common stock on May 22, 1997, to an exercise price of $3.50

Common Stock Warrants:

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

                                                   Number of        Exercise
                                                    Warrants          Price
                                                    --------          -----
     Balances, June 30, 1995                        235,662       $0.45-$3.00
       Warrants granted                             580,000        0.50- 3.60
       Warrants canceled                                 --                --
       Warrants exercised                          (221,862)       0.45- 0.50
                                                    -------       -----------
     Balances, June 30, 1996                        593,800       $0.50-$3.60
                                                                  ===========
       Warrants granted                             605,974        5.50- 6.25
       Warrants canceled                                 --                --
       Warrants exercised                          (243,887)             0.50
                                                    -------       -----------
     Balances, June 30, 1997                        955,887       $0.50-$6.25
                                                    =======       ===========

13.  Commitments and Contingencies

     Under various licensing agreements, the Company is required to pay royalties on the sales of certain products that incorporate licensed content. Royalty expense under such agreements, which is recorded in cost of sales, was approximately $73,000 and $320,000 for the twelve months ended June 30, 1997 and 1996, respectively.

14.  Non-recurring Facility Closure Expenses

     In June 1996, the Company closed the former AOMC facility. In connection with the closure $212,782 was charged to operations for the year ended June 30, 1996. The total charged to operations related to severance. At June 30, 1996, $15,775 of the total charged to operations had been paid and the remaining $197,007 amount was paid during the year ended June 30, 1997.

15.  Related Party Transactions

     During the years ended June 30, 1997 and 1996 the Company engaged in certain related party transactions with a company owned and operated by an individual who also performs the buyer function for the Company as a part time employee. The Company recorded $896,000 in revenues and $332,000 in commission expense with this related party during the year ended June 30, 1997. The Company recorded $769,000 in revenues and $272,000 in commission expense with this related party during the year ended June 30, 1996. At June 30, 1997 the Company had a trade accounts receivable of approximately $20,000 and a note receivable of $2,000 with this related party.

     Odyssey Capital Group L. P., a shareholder of the Company, purchased $200,000 of notes payable previously owed to Ballyshannon Partners L. P., another shareholder of the Company, and exchanged $100,000 of the debt for 100,000 shares of Class Two Convertible Preferred Stock and then exchanged the remaining $100,000 of the debt to pay the exercise price of warrants to purchase 198,687 shares of Common Stock (See Note 10).

16.  Major Customers and Export Sales

     During the year ended June 30, 1997 the Company had two customers, which accounted for approximately 35% and 20% of net revenues, respectively. The Company presently has an exclusive distribution agreement with Slash Corporation ("Slash"), (a division of GT Interactive Software Corp. "GTIS") covering distribution of the Company's products to retailers in North America. GTIS is currently the largest distributor of consumer software to mass merchants in the United States. During the year ended June 30, 1997, Slash accounted for approximately 35% of the Company's net sales. The Company believes that for the year ending June 30, 1998 Slash could account for 70% or more of the Company's net sales. The Company's agreement with Slash does not specify minimum purchase requirements and could be terminated at any time by Slash. During the year ended June 30, 1996 the Company had four customers which accounted for approximately 25%, 9%, 7% and 5% of net revenues, respectively. The amount of export sales included in net revenues was approximately $169,000 and $429,000 for the years ended June 30, 1997 and 1996, respectively.

17.  Liquidity

         As indicated in the accompanying financial statements, the Company's net loss was $1,650,925 and $2,998,480 in fiscal 1997 and 1996, respectively. In addition, cash used by operating activities totaled $2,556,976 and $2,046,297 in fiscal 1997 and 1996, respectively. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company may seek to raise additional capital however, there can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. As of June 30, 1997 the Company's cash and working capital balances were $445,474 and $1,099,982, respectively. At June 30, 1997 the Company satisfied the minimum level of stockholders' equity required to be listed ($1,000,000) and all other aspects of its listing agreement. The Nasdaq Stock Market announced new listing requirements for continued listing on the Nasdaq SmallCap Market effective August 22, 1997. Companies failing to satisfy the new continued listing requirements will have until February 23, 1998 to meet the new requirements. The Company currently does not satisfy the new net tangible assets requirement of $2,000,000. Although management of the Company will seek to be in compliance with this requirement on or before February 23, 1998, there can be no assurance that this will occur.

         To comply with the new requirements the Company may seek additional capital to, among other things, increase its stockholders' equity to at least the new minimum level required. There can be no assurance that the Company will be able to raise such additional capital or if it is able to raise additional capital it will be on terms satisfactory to the Company (see Item
6. Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources contained in this report incorporated herein by reference for additional information concerning the Company's financial position).

18.  Terminated Acquisition

     The Company has terminated an Asset Acquisition Agreement (the "Agreement") entered into with FileABC(TM) L.P. ("FileABC") in October 1996, and will not consummate the acquisition of certain assets of FileABC pursuant to the Agreement. The completion of the transaction had been subject to certain conditions, including the condition that FileABC continue to have a distribution relationship with Franklin Covey Company ("Franklin Covey") for the distribution of software products. Franklin Covey terminated its distribution relationship with FileABC, which was among the reasons for the Company's termination of the Agreement.

     The Company had advanced FileABC $175,000 in connection with the terms of the Agreement. This amount is recorded in prepaid assets as an advance payment. Although management currently believes this amount is recoverable and is actively pursuing recovery, there can be no assurance collection will ultimately occur, in which case the advances would be written off.

     On July 8, 1997, the Company filed suit against FileABC in federal court, alleging fraud, deceit and misrepresentation, breach of the covenant of good faith and fair dealing, breach of contract and conspiracy on the part of FileABC and certain of its principals and agents. The Company is seeking to rescind the Agreement and, to recover damages, and a declaratory judgment that the Agreement is void and unenforceable.

19.      Fourth Quarter Adjustments

     In connection with its year end closing, the Company recorded certain adjustments primarily related to direct mail marketing costs, the beneficial conversion feature of convertible preferred stocks and a development contract, which affected the previously reported quarterly financial results during fiscal 1997. The following table presents a condensed summary of fiscal 1997 unaudited quarterly financial information as previously disclosed and restated:

                           Three months ended      Three months ended        Three months ended        Three months ended
                                9/30/96                 12/31/96                  3/31/97                   6/30/97
                        -----------------------  -----------------------    ----------------------    ----------------------
                        Previously       As      Previously        As       Previously       As       Previously       As
                         reported     restated    reported      restated     reported     restated    disclosed*    restated
                         --------     --------    --------      --------     --------     --------     --------     --------

Net sales               $1,071,017   $1,071,017   $1,283,466   $1,058,466     $746,235     $746,235   $1,396,975   $1,506,975

Gross profit              $753,560     $753,560     $918,427    $ 693,427     $438,025     $438,025     $816,617     $926,617

Operating expenses        $973,551   $1,147,625   $1,261,592   $1,327,426   $1,151,046   $1,051,077     $988,609     $886,592

Net (loss) income        $(233,504)   $(407,578)   $(358,132)   $(648,966)   $(731,055)   $(631,086)   $(171,992)     $36,705

Accretion of beneficial
conversion feature of
preferred stock                 --           --           --      $86,858     $141,429     $141,429     $331,147     $331,147

Net loss attributable
to common stock          $(233,504)   $(407,578)   $(358,132)   $(735,824)   $(872,484)   $(772,515)   $(503,139)   $(294,442)

Net loss per
common share                $(0.04)      $(0.06)      $(0.06)      $(0.12)      $(0.14)      $(0.12)      $(0.08)      $(0.05)


* As disclosed in a press release dated August 26, 1997.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 9.           Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors", under the caption "Executive Officers of the Company", and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 10.          Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 12.          Certain Relationships and Related Transactions

There is hereby incorporated by reference herein the information appearing under the caption "Certain Transactions" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 13.          Exhibits and Reports on Form 8-K

                  The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated, exhibits which were previously filed are incorporated by reference.

  Exhibit No.                 Description of Exhibit                               Page Number
  -----------                 ----------------------                               -----------


   (1)2.1 Form of Amended and Restated Agreement and Plan of Merger between and among Applied Optical Media Corporation and the Registrant ("AOMC Merger Agreement").

   (2)2.2 Agreement and Plan of Reorganization dated April 4, 1996 by and among the Registrant, the Registrant's wholly-owned subsidiary and Virtual Reality Laboratories, Inc.

   (2)2.3 Agreement and Plan of Merger dated April 4, 1996 by and among the Registrant, the Registrant's wholly-owned subsidiary and Virtual Reality Laboratories, Inc.

   (3)3.1         Amended and Restated Articles of Incorporation of the
                  Registrant

   (4)3.2         Amended and Restated By-Laws of the Registrant

   (4)4.1         Promissory Note in the amount of $350,000 from Virtual
                  Reality Laboratories, Inc. to Heller First Capital
                  Corporation dated March 25, 1996; Commercial Security
                  Agreement dated March 25, 1996 between Virtual Reality
                  Laboratories, Inc. and Heller First Capital Corporation; and
                  U.S. Small Business Administration Guaranty dated March 25,
                  1996.

  (3)10.1 Form of Redeemable Warrant for the Purchase of the Registrant's Common Shares (Exhibit A to AOMC Merger
                  Agreement).

  (3)10.2         Form of Underwriter's Warrant Agreement.

  (3)10.3         Form of Certificate of Designation, Powers, Rights,
                  Preferences and Number of Shares of Class One Preferred
                  Stock (Exhibit B to AOMC Merger Agreement).

  (3)10.4         1994 Stock Option Plan.

     10.5         Amended and Restated 1995 Stock Option Plan.

  (3)10.6 Form of Employment Agreement by and between the Registrant and John E. Bauer.

  (3)10.7 Form of Employment Agreement by and between the Registrant and Joseph A. Falsetti.

  (4)10.8 Registration Rights Agreement dated April 4, 1996 by and among the Registrant, the former stockholders of Virtual
                  Reality Laboratories, Inc. and the former holders of convertible subordinated debt of Virtual Reality
                  Laboratories, Inc.

  Exhibit No.                 Description of Exhibit                               Page Number
  -----------                 ----------------------                               -----------

  (5)10.9         Certificate of Designation, Preferences, Powers, Rights and
                  Number of Shares of Class Two Convertible Preferred Stock

  (5)10.10        Form of Purchase Agreement for the Class Two Convertible
                  Preferred Stock (the "Class Two Preferred") dated as of
                  November 15, 1996

  (5)10.11 Form of Warrant Agreement for the Warrants (the "Warrants") issued to the holders of the Class Two Preferred dated as of November 15, 1996

  (5)10.12 Form of Registration Rights Agreement for the Common Stock underlying the Class Two Preferred and the Warrants dated as of November 15, 1996

  (5)10.13        Form of Agreement amending certain terms of the Class Two
                  Preferred Certificate of Designation, Warrants and
                  Registration Rights Agreement dated as of November 15, 1996

  (6)10.14        Purchase Agreement dated January 30, 1997 between RomTech,
                  Inc. and Odyssey Capital Group, L.P.

  (6)10.15        Agreement dated January 30, 1997 between RomTech, Inc. and
                  Odyssey Capital Group, L.P.

  (6)10.16        Registration Rights Agreement dated January 30, 1997 between
                  RomTech, Inc. and Odyssey Capital Group, L.P.

  (7)10.17        Certificate of Designation, Preferences, Powers, Rights and
                  Number of Shares of Class Three Convertible Preferred Stock

  (7)10.18        Form of Securities Purchase Agreement for the Class Three
                  Convertible Preferred Stock (the "Class Three Preferred")

  (7)10.19        Form of Warrant Agreement for the Warrants (the "Class Three
                  Warrants") issued to the holders of the Class Three
                  Preferred

  (7)10.20 Form of Registration Rights Agreement for the Common Stock underlying the Class Three Preferred and the Class Three
                  Warrants

  (8)10.21        Asset Acquisition Agreement between RomTech, Inc. and
                  FileABC, LP

  Exhibit No.                 Description of Exhibit                               Page Number
  -----------                 ----------------------                               -----------

    10.23         Warrant Agreement dated January 30, 1997 by and between the
                  Registrant and PJM Trading Company, Inc.

    10.24         Distribution Agreement dated May 1, 1997 between the
                  Registrant and GT Interactive Software.

     11.1         Computation of Loss Per Share

     21.1         Subsidiaries.

     23.1         Consent of KPMG Peat Marwick LLP

 (9) 24.1         Power of Attorney

     27.1         Financial Data Schedule

   (1) Incorporated by reference herein from Amendment No. 3 of the Registrant's Form SB-2 as filed with the Securities and Exchange
          Commission on October 4, 1995.
   (2) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 19, 1996.
   (3) Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
   (4) Incorporated by reference herein from the Registrant's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 14, 1996.
   (5) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 27, 1996.
   (6) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on February 4, 1997.
   (7) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 9, 1997.
   (8) Incorporated by reference herein from the Registrant's Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 1996.
   (9)    See signature page.


(b) Reports on Form 8-K

On November 27, 1996, the Company filed a report on Form 8-K in regard to the private placement of Class Two Convertible Preferred Stock (See Part I, Item 7, Notes to the financial statements, Note 10).

On February 4, 1997, the Company filed a report on Form 8-K in regard to the private placement of Class Two Convertible Preferred Stock (See Part I, Item 7, Notes to the financial statements, Note 10).

On April 9, 1997, the Company filed a report on Form 8-K in regard to the private placement of Class Three Convertible Preferred Stock (See Part I, Item 7, Notes to the financial statements, Note 10).

On September 19, 1997, the Company filed a report on Form 8-K in regard to the termination of the Asset Acquisition Agreement entered into with FileABC(TM) , L.P. ("FileABC") in October 1996 and its filed suit against FileABC in federal court, alleging fraud, deceit and misrepresentation, breach of the covenant of good faith and fair dealing, breach of contract and conspiracy on the part of FileABC and certain of its principals and agents (See Part I, Items 3).

                                  SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   RomTech, Inc.

By:  /s/ Joseph A. Falsetti
     --------------------------------------------------------
     Joseph A. Falsetti, Chairman and Chief Executive Officer

Date September 29, 1997
     --------------------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 29, 1997       /s/  Joseph A. Falsetti
       -------------------      -----------------------
                                Joseph A. Falsetti
                                Chairman, Chief Executive Officer and Director

Date:  September 29, 1997       /s/  Gerald W. Klein
       -------------------      --------------------
                                Gerald W. Klein
                                Vice President, Chief Financial and Accounting
                                Officer and Director

         Each person in so signing also makes, constitutes and appoints Joseph
A. Falsetti, Chairman and Chief Executive Officer and Gerald W. Klein, Vice President and Chief Financial Officer, and each of them severally, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Date:  September 29, 1997       /s/  Lance H. Woeltjen
       -------------------      ----------------------
                                Lance H. Woeltjen
                                President of Virtual Reality Laboratories, Inc.
                                and Director

Date:  September 29, 1997       /s/  Thomas D. Parente
       ------------------       ----------------------
                                Thomas D. Parente
                                Director

Date:  September 29, 1997       /s/  John P. Kirwin, III
       ------------------       ------------------------
                                John P. Kirwin, III
                                Director