Form 10QSB/A
period 1996-12-31
ROM TECH INC
filed 1997-09-30
CIK 948703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

      |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996
       _
      |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes ( )      No ( X )

                                 RomTech, Inc.

The Registrant hereby amends its Form 10-QSB for the quarter ended December 31, 1996 for the purpose of amending certain financial information primarily relating to direct mail marketing costs, the beneficial conversion feature of convertible preferred stock and a development contract.

                                      INDEX

                                                                                                 Page
Part I.       Financial Information                                                              ----
Item 1.       Financial Statements:

              Consolidated Balance Sheet as of December 31, 1996..........................         3

              Consolidated Statements of Operations for the three and six months
              ended December 31, 1996 and 1995............................................         4

              Consolidated Statements of Cash Flows for the six months ended December
              31, 1996 and 1995...........................................................         5-6

              Notes to Consolidated Financial Statements..................................         7-10

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................         11-13

Part II.      Other Information

              Exhibit Index...............................................................         14-15

              Signatures..................................................................         16

                                 RomTech, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                      December 31,
                                           ASSETS                                         1996
                                                                                     ----------------
              Current assets:
                  Cash and cash equivalents                                            $   820,960
                  Restricted cash                                                           14,788
                  Accounts receivable, net of allowance
                      for doubtful accounts of $92,971                                     802,653
                  Inventory                                                                337,307
                  Prepaid expenses                                                         215,187
                                                                                       -----------
                      Total current assets                                               2,190,895
                  Furniture and equipment, net                                             194,006
                  Other assets                                                             101,285
                                                                                       -----------

                      Total assets                                                      $2,486,186
                                                                                        ==========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:
                  Notes payable                                                        $   338,192
                  Accounts payable                                                         773,643
                  Accrued expenses                                                         504,086
                                                                                       -----------
                      Total current liabilities                                          1,615,921
                  Capital lease obligations net of current portion                          60,226
                  Notes payable-long term portion                                          285,992
                  Convertible subordinated debt                                            150,000
                                                                                       -----------
                      Total liabilities                                                  2,112,139

              Stockholders' equity:
                  Convertible preferred stocks, net of beneficial
                      conversion feature                                                 1,900,198
                  Common stock, no par value (40,000,000 shares
                      authorized; 6,285,128 issued and outstanding)                      4,237,517
                  Additional paid in capital                                             1,034,738
                  Accumulated deficit                                                   (6,798,406)
                                                                                       ------------
                      Total stockholders' equity                                           374,047
                                                                                        -----------
                      Total liabilities and stockholders' equity                        $2,486,186
                                                                                        ===========



        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three months ended                 Six months ended
                                                       December 31,                      December 31,
                                             --------------------------------  -----------------------------
                                                   1996            1995            1996             1995
                                             --------------  ----------------  ---------------  ------------
Net revenues                                   $1,058,466       $675,108        $2,129,483        $1,304,232

Cost of revenues                                  365,039        226,550           682,496           433,067
                                               -----------       --------       -----------       ----------

Gross profit                                      693,427        448,558         1,446,987           871,165

Operating expenses:
    Product development                            57,287        165,161           179,279           302,182
    Selling, general and administrative         1,270,139        708,473         2,295,772         1,099,643
                                                ----------       --------        ----------        ---------

   Total operating expenses                     1,327,426        873,634         2,475,051         1,401,825

Operating loss                                   (633,999)      (425,076)       (1,028,064)         (530,660)

Interest expense, net                             (14,967)       (15,880)          (28,480)          (78,889)
                                                -----------     ----------       -----------       ----------

Loss before taxes                                (648,966)      (440,956)       (1,056,544)         (609,549)

Provision for income tax                               -0-         3,952                -0-              800
                                             -------------   -------------      -----------        ----------


Net loss                                        $(648,966)     $(444,908)      $(1,056,544)        $(610,349)

Accretion of beneficial conversion
    feature on preferred stock                     86,858             -0-           86,858                -0-
                                              -----------     ------------     ------------        ----------


Net loss attributable to common stock           $(735,824)     $(444,908)      $(1,143,402)        $(610,349)
                                               ==========     ============     ============        ==========

Net loss per common share                         $ (0.12)       $ (0.08)          $ (0.18)          $ (0.14)

Weighted average common
      shares outstanding                        6,285,128      5,670,609         6,285,128         4,265,024


        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six months ended
                                                                                   December 31,
                                                                        ------------------------------------
                                                                            1996                 1995
                                                                        -------------------- ---------------
Cash flows from operating activities:
     Net loss                                                          $   (1,056,544)        $   (610,349)
     Adjustment to reconcile net loss to net cash
          from operating activities:
     Depreciation and amortization                                            114,845               31,760
     Loss on disposal of equipment                                              3,921                    --
     Interest expense incurred but not paid                                         --              55,000
     Changes in items affecting operations net of effect from acquired businesses:
         Restricted cash                                                      (14,788)             (22,719)
         Accounts receivable                                                 (377,355)             144,531
         Prepaid expenses                                                    (173,777)              (5,563)
         Inventory                                                           (132,086)             (72,357)
         Accounts payable                                                     397,476             (158,690)
         Accrued expenses                                                    (221,332)             192,566
                                                                            ----------           ----------
Net cash used in operating activities                                      (1,459,640)            (445,821)

Cash flows from investing activities:
     Sales and maturities of short term investments                           398,952                   --
     Purchase of short term investments                                            --           (1,179,140)
     Purchase of furniture and equipment                                      (47,238)             (72,211)
     Purchase of software rights and other assets                             (89,606)             (38,292)
     Loan to related party                                                      1,250                   --
                                                                            ----------         ------------
Net cash provided by (used in) investing activities                           263,358           (1,289,643)
Cash flows from financing activities:
     Net proceeds of initial public offering of common stock                                     3,623,796
     Net proceeds from issuance of convertible preferred stock              1,100,340                   --
     Proceeds from exercise of warrants                                            --              100,000
     Proceeds from convertible subordinated debt                                   --              300,000
     Net (repayments) advances of factored receivable                              --              (47,020)
     Net (repayments) advances to officers                                         --              (52,919)
     Repayment of note payable                                                (18,036)            (381,250)
     Repayment of lease obligations                                           (19,725)             (12,481)
                                                                         -------------         -----------
Net cash provided by financing activities                                   1,062,579            3,530,126

Net increase (decrease) in cash and cash equivalents                         (133,703)           1,794,662

Cash and cash equivalents:
    Beginning of period                                                       954,663               85,173
                                                                         ------------           ----------
    End of period                                                         $   820,960           $1,879,835
                                                                         ============           ==========

        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                                   (Unaudited)

                                                                                     Six months ended
                                                                                       December 31,
                                                                            --------------------------------
                                                                                1996                 1995
                                                                            ---------------      -----------
Supplemental cash flow information:
Cash paid for interest                                                        $    43,101        $    29,297
                                                                              ===========        ===========

Noncash investing and financing activities:

     Settlement of long term debt and officer's notes payable through issuance of preferred stock, notes payable and
         debt forgiveness, net of $50,000 cash payment.                       $       -0-        $ 1,886,452
                                                                              ===========        ===========

     Net liabilities assumed in reverse acquisition by issuance of
         common stock                                                         $       -0-        $    92,219
                                                                              ===========        ===========

     Capital lease additions                                                  $   73,388         $       -0-
                                                                              ===========        ===========

     Conversion of debt for common stock                                      $   20,000         $    68,555
                                                                              ===========        ===========









        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended June 30, 1996 should be read in conjunction with the accompanying statements. These statements include all adjustments, which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

Description of Business

    RomTech, Inc. (the "Company") is a Pennsylvania Corporation, which was incorporated in July 1992. The Company develops, publishes, markets and is a reseller of a diversified line of personal computer software for consumer, educational and business applications. The Company's sales are primarily made through retail stores, by direct mail and sales of CD-ROM titles in jewel case packaging at computer trade shows.

Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virtual Reality Laboratories, Inc. All intercompany balances and transactions have been eliminated.

2.   Completion of Pubic Offering/Merger

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

                                 RomTech, Inc.

                   Notes to Consolidated Financial Statements

$1,000,000 and is convertible into common stock of the Company beginning two years after October 18, 1995 at a price of $3.30 per share. The Company has the right to redeem the preferred stock for an aggregate redemption price of $1,000,000.

    As a result of the AOMC merger, the former stockholders of AOMC had a majority of the voting rights of the combined enterprise on a fully diluted, if converted basis. Therefore, for accounting purposes, AOMC was considered the acquirer (reverse acquisition). The cost of acquiring the Company was based on the fair market value of the Company's net assets, which approximated their recorded value.

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

                                          Three months ended            Six months ended
                                           December 31, 1995           December 31, 1995
                                           -----------------           -----------------
     Revenues                                  $700,794                 $1,561,941
     Net loss                                  (507,097)                  (922,614)
     Loss per share                             (.08)                      (.17)
     Weighted average common shares           5,974,510                  5,322,726

3.  Liquidity

    As of December 31, 1996, the Company's cash and working capital balances were $821,000 and $575,000, respectively. To date the Company continues to operate at a loss. At December 31, 1996 the Company does not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq Small Cap Market(TM). During the six months ended December 31, 1996, the Company has successfully completed an issuance of convertible preferred stock amounting to $1,100,340 in net proceeds. During January 1997, an additional $28,000 in net proceeds relating to this offering was received by the Company. The Company is currently seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company plans to raise additional capital and it will seek such funding through additional public or private financings. There can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Currently, the Company has no significant capital expenditure commitments.

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

                                 RomTech, Inc.

                   Notes to Consolidated Financial Statements

4.  Other Matters (continued)

Private Placement of Class Two Convertible Preferred Stock

On January 30, 1997, the Company completed a private placement of 1,271,340 shares of Class Two Convertible Preferred Stock (the "Convertible Preferred Stock ") and 355,975 Common Stock Purchase Warrants (the "Warrants") to purchase 355,975 shares of the Company's Common Stock for an aggregate purchase price of $1,271,340. The number of shares of Convertible Preferred Stock which is convertible into Common Stock beginning on May 15, 1997 are 1,171,340 shares which were issued on November 15, 1996 in exchange for cash. An additional 100,000 shares of Convertible Preferred Stock, which was issued in exchange for the forgiveness of $100,000 of debt as of January 30, 1997, will be convertible into Common Stock beginning on July 30, 1997. The Convertible Preferred Stock is convertible at the option of the holder beginning six months following the date of issuance into the number of shares of Common Stock equal to the number of shares of Convertible Preferred Stock surrendered for conversion divided by the conversion price, which will be the lower of (i) $5.00 or (ii) ninety percent (90%) of the average of the closing bid price of the Company's Common Stock for the ten (10) business days immediately preceding the date on which the Securities and Exchange Commission declares effective the registration statement filed by the Company pursuant to the Registration Rights Agreement between the Company and purchasers of the Convertible Preferred Stock. Each Warrant entitles the holder to purchase one share of Common Stock at any time during the period beginning six (6) months after the date of issuance of the Warrant until five years after the date of issuance at a price equal to the lesser of (i) $6.25 or
(ii) the average of the closing bid price of the Company's Common Stock plus $1.25, for the same ten (10) day period as the Convertible Preferred Stock. The Company also granted 177,988 Warrants, to purchase 177,988 shares of the Company's Common Stock, to the investment advisor ("Advisor Warrants") engaged by the Company to assist in the private placement of the Class Two Preferred. The terms and conditions of the Adviser Warrants are identical to the Warrants, except that the Adviser Warrants are exercisable at an exercise price of $6.00.

    The aforementioned sales of securities will result in significant dilution to the current holders of Common Stock. In addition, due to specific accounting guidance recently promulgated by the SEC, the Company's loss per share will be negatively impacted since the Class Two Preferred Stock (as hereinafter defined) contains a beneficial conversion feature that will be accounted for in a manner similar to a preferred stock dividend. The intrinsic value of the beneficial conversion feature of the Class Two Preferred is estimated to be $330,000. This amount will be amortized to accumulated deficit over approximately six months, which represents the initial conversion period. The amount amortized, which is analogous to a preferred stock dividend, increases the net loss attributable to common stockholders. For the six months ended December 31, 1996, $86,858 was amortized to the accumulated deficit.

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

Results of Operations

Three Months Ended December 31, 1996 and 1995

    Net revenues for three months ended December 31, 1996 were $1,058,000, compared to $675,000 for the three months ended December 31, 1995, representing an increase of $383,000 or 56.7%. This increase resulted primarily from increases in the distribution through the retail and direct mail channels of company developed titles and in the reselling of budget category jewel case products through the trade show channel.

    Cost of revenues consist primarily of packaging costs (boxes and jewel cases), CD-ROM pressing or replication activities through third party vendors and royalty expenses. The cost of revenues for the three months ended December 31, 1996 was $365,000 compared to $227,000 for the three months ended December 31, 1995, representing an increase of $138,000 or 60.8% due mainly from the increase in revenues. The Company's gross profit margin increased to 65.5% in the three months ended December 31, 1996 from 66.4% for the three months ended December 31, 1995.

    Product development expenses consist primarily of personnel costs, supplies and product testing. Product development expenses for the three months ended December 31, 1996 were $57,000 compared to $165,000 for the three months ended December 31, 1995, a decrease of $108,000 or 65.5%. The primary cause for this decrease was a $90,000 reimbursement for a development contract.

    Selling, general and administrative expenses for the three months ended December 31, 1996 were $1,270,000 compared to $708,000 for the three months ended December 31, 1995 representing an increase of $562,000 or 79.4%. The increase was primarily attributable to increases in: sales and marketing costs $278,000, salary and related costs $31,000, commissions $84,000, depreciation and amortization $50,000, outside services $87,000 and professional services $24,000.

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

                                 RomTech, Inc.

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

Six Months Ended December 31, 1996 and 1995

    Net revenues for the six months ended December 31, 1996 were $2,130,000 compared to $1,304,000 for the six months ended December 31, 1995, representing an increase of $826,000 or 63.3%. This increase resulted primarily from increases in the distribution through the retail and direct mail channels of Company developed titles and in the reselling of budget category jewel case products through the trade show channel.

    Cost of revenues consist primarily of packaging costs (boxes and jewel cases), CD-ROM pressing or replication activities through third party vendors and royalty expenses. The cost of revenues for the six months ended December 31, 1996 was $683,000 compared to $433,000 for the six months ended December 31, 1995, representing an increase of $250,000 or 57.7% due mainly from the increase in revenues. The Company's gross profit margin increased to 68.0% in the six months ended December 31, 1996 from 66.8% for the six months ended December 31, 1995.

    Product development expenses consist primarily of personnel costs, supplies and product testing. Product development expenses for the six months ended December 31, 1996 were $179,000 compared to $302,000 for the six months ended December 31, 1995, a decrease of $123,000 or 40.7%. The primary cause for this decrease was a $90,000 reimbursement for a development contract.

    Selling, general and administrative expenses for the six months ended December 31, 1996 were $2,296,000 compared to $1,100,000 for the six months ended December 31, 1995, representing an increase of $1,196,000 or 108.7%. The increase was primarily attributable to increases in: sales and marketing costs $588,000, salary and related costs $153,000, commissions $162,000, depreciation and amortization $98,000, outside services $91,000 and professional services $36,000.

    Net interest expense for the six months ended December 31, 1996 was $28,000 compared to $79,000 for the six months ended December 31, 1995, a decrease of $51,000 or 64.6%. This decrease is due primarily to the reduction of long-term debt related to the Merger between RomTech, Inc. and AOMC and the investment of the proceeds from the IPO.


Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at December 31, 1996.

    As of December 31, 1996, the Company's cash and working capital balances were $821,000 and $575,000, respectively. To date the Company continues to operate at a loss. At December 31, 1996 the Company did not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(TM). During the six months ended December 31, 1996, the Company successfully completed the sale of convertible preferred stock resulting in $1,100,340 in net proceeds. During January 1997, an additional $28,000 in net proceeds relating to this offering was received by the Company. The Company is currently seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. The Company plans to raise additional capital and it will seek such funding through additional public or private financings. There can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Currently, the Company has no significant capital expenditure commitments.

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

  (6)10.14        Asset Acquisition Agreement between RomTech, Inc. and
                  FileABC, LP


   (1) Incorporated by reference herein from Amendment No. 3 of the Registrant's Form SB-2 as filed with the Securities and Exchange
          Commission on October 4, 1995.
   (2) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 19, 1996.
   (3) Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
   (4) Incorporated by reference herein from the Registrant's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 14, 1996.
   (5) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 27, 1996.
   (6) Incorporated by reference herein from the Registrant's Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 1996.


                                 RomTech, Inc.


                                   SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ROMTECH, INC.
                                  (Registrant)




Date:  September 30, 1997                          /s/  Joseph A. Falsetti
       ------------------                          ---------------------------
                                                   Joseph A. Falsetti
                                                   Chief Executive Officer
                                                   Principal Financial Officer