Form 10QSB/A
period 1996-09-30
ROM TECH INC
filed 1997-11-10
CIK 948703

------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

                            Yes ( )       No ( X )

------------------------------------------------------------------------------

                                RomTech, Inc.

The Registrant hereby amends its Form 10-QSB for the quarter ended September 30, 1996 for the purpose of amending certain financial information primarily relating to direct mail marketing costs.


                                     INDEX

                                                                                                      Page
Part I.      Financial Information

Item 1.      Financial Statements:

             Consolidated Balance Sheet as of September 30, 1996......................................   3

             Consolidated Statements of Operations for the three months ended September 30,
             1996 and 1995............................................................................    4

             Consolidated Statements of Cash Flows for the three  ended September 30, 1996 and
             1995.....................................................................................    5

             Notes to Consolidated Financial Statements...............................................  6-7

Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................................................  8-9

Part II.     Other Information

             Signatures...............................................................................   10

             Exhibit Index............................................................................   11

             Financial Data Schedule..................................................................   12

                                RomTech, Inc.

                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                 September 30,
                                                                      1996
                                                                 -------------
                           ASSETS

Current assets:
   Cash and cash equivalents ..............................       $   758,596
   Restricted cash ........................................            14,788
   Accounts receivable, net of allowance for doubtful
      accounts of $88,970 .................................           577,358
   Inventory ..............................................           280,929
   Prepaid expenses .......................................            89,952
                                                                  -----------
          Total current assets ............................         1,721,623

Furniture and equipment, net ..............................           157,338
Intangibles and other assets ..............................           105,083
                                                                  -----------
          Total assets ....................................       $ 1,984,044
                                                                  ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable ..........................................       $   337,054
   Accounts payable .......................................           598,784
   Accrued expenses .......................................           643,640
                                                                  -----------
          Total current liabilities .......................         1,579,478

Capital lease obligations net of current portion ..........            35,374
Notes payable-long term portion ...........................           296,519
Convertible subordinated debt .............................           150,000
                                                                  -----------

          Total liabilities ...............................         2,061,371



Stockholders' deficit:
   Convertible preferred stock ............................         1,000,000
   Common stock, no par value (40,000,000 shares
    authorized: 6,285,128 issued and outstanding) .........         4,237,517
   Additional paid in capital .............................           747,738
   Accumulated deficit ....................................        (6,062,582)
                                                                  -----------
          Total stockholders' deficit .....................           (77,327)
                                                                  -----------
          Total liabilities and stockholders' deficit .....       $ 1,984,044
                                                                  ===========







       See accompanying notes to the consolidated financial statements.

                                RomTech, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                       Three months ended
                                                         September 30,
                                               ------------------------------

                                                    1996              1995
                                                    ----              ----

Net revenues                                    $ 1,071,017       $   629,124

Cost of revenues                                    317,457           206,517
                                                -----------       -----------

Gross profit                                        753,560           422,607

Operating expenses:
   Product development                              121,992           137,021
   Selling, general and administrative            1,025,633           391,170
                                                -----------       -----------
        Total operating expenses                  1,147,625           528,191
                                                -----------       -----------

Operating loss                                     (394,065)         (105,584)

Interest expense, net                                13,513            63,009
                                                -----------       -----------

Loss before taxes                                  (407,578)         (168,593)

Income tax refund                                      --               3,152
                                                -----------       -----------
Net loss                                        ($  407,578)      ($  165,441)
                                                ===========       ===========

Net loss per common share                       ($     0.06)      ($     0.06)

Weighted average common
   shares outstanding                             6,285,128         2,859,440


















       See accompanying notes to the consolidated financial statements.

                                RomTech, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Three months ended
                                                                                 September 30,
                                                                           -------------------------
                                                                              1996            1995
                                                                           ---------       ---------
Cash flows from operating activities:
    Net loss                                                               ($407,578)      ($165,441)
    Adjustment to reconcile net loss to net cash
        from operating activities:
    Depreciation and amortization                                             62,299          14,084
    Loss on disposal of equipment                                              4,683            --
    Interest expense incurred but not paid                                     4,350          45,945
    Changes in items affecting operations net of effect from acquired businesses:
             Restricted  cash                                                (14,788)        (10,469)
             Accounts receivable                                            (152,060)        (69,056)
             Prepaid expenses                                                (48,542)         22,642
             Inventory                                                       (75,708)         15,071
             Accounts payable                                                222,617          62,255
             Accrued expenses                                                (82,650)         42,924
                                                                           ---------       ---------
Net cash used in operating activities                                       (487,377)        (42,045)
                                                                           ---------       ---------

Cash flows from investing activities:
    Sales and maturities of short term investments                           398,952            --
    Purchase of furniture and equipment                                      (27,023)        (11,431)
    Purchase of software rights and other assets                             (58,654)           --
    Loan to related parties                                                      500            --
                                                                           ---------       ---------
Net cash provided by (used in) investing activities                          313,775         (11,431)
                                                                           ---------       ---------

Cash flows from financing activities:
    Net advances of factored receivable                                         --            39,925
    Net advances to officers                                                    --             3,772
    Repayment of note payable                                                 (7,483)         (4,967)
    Repayment of lease obligations                                           (14,982)         (6,467)
                                                                           ---------       ---------
Net cash (used in) provided by financing activities                          (22,465)         32,263
                                                                           ---------       ---------

Net decrease in cash and cash equivalents                                   (196,067)        (21,213)

Cash and cash equivalents:
   Beginning of period                                                       954,663          85,173
                                                                           ---------       ---------
   End of period                                                           $ 758,596       $  63,960
                                                                           =========       =========

Supplemental cash flow information:

Cash paid during the quarter for interest                                  $  22,194       $   6,367
                                                                           =========       =========

Noncash investing activities:
    Capital lease additions during the quarter                             $  38,388       $    --
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

     On October 18, 1995, the Company consummated an initial public offering of 1,550,000 shares of common stock at a price of $3.00 per share resulting in gross proceeds of $4,650,000 before deducting offering costs of $1,026,204.

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

Selling, general and administrative expenses for the three months ended September 30, 1996 were $1,026,000 compared to $391,000 for the three months ended September 30, 1995 representing an increase of $635,000. The increase was primarily from increases in marketing costs of $302,000, salary and related costs of $113,000, commissions of $85,000 related to the increase in revenues and amortization costs of $48,000.

Net interest expense for the three months ended September 30, 1996 was $14,000 compared to $63,000 for the three months ended September 30, 1995, a decrease of $49,000 or 77.8%. This decrease is due primarily to the reduction of long-term debt as a result of the merger between RomTech, Inc. and AOMC and the proceeds from the IPO concurrent with this merger, and the investment of the proceeds from the IPO.

                                RomTech, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at September 30, 1996.

As of September 30, 1996, the Company's cash and working capital balances were $758,596 and $142,145, respectively. To date the Company continues to operate at a loss. At September 30, 1996 the Company does not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(TM). The Company is seeking additional capital to, among other things, increase its stockholders' equity to at least the minimum level required. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company plans to raise additional capital and it will seek such funding through additional public or private financings. There can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Currently, the Company has no significant capital expenditure commitments.

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



                                 ROMTECH, INC.
                                 (Registrant)




Date:  November 10, 1997                          /s/  Joseph A. Falsetti
       ----------------                           -----------------------
                                                  Joseph A. Falsetti
                                                  Chief Executive Officer
                                                  Principal Financial Officer


Date:  November 10, 1997                          /s/  Gerald W. Klein
       ----------------                           --------------------
                                                  Gerald W. Klein
                                                  Vice President and
                                                  Chief Financial Officer

                                 RomTech, Inc.

                                 RomTech, Inc.
                                 Exhibit Index


  Exhibit No.                          Description of Exhibit                                Page Number
  -----------                          ----------------------                                -----------


   10.1          Asset Acquisition Agreement Between RomTech, Inc. and FileABC, L.P.

   27.1          Financial Data Schedule