Form 10QSB/A
period 1997-03-31
ROM TECH INC
filed 1997-11-10
CIK 948703

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

                            Yes ( )       No ( X )

------------------------------------------------------------------------------

The Registrant hereby amends its Form 10-QSB for the quarter ended March 31, 1997 for the purpose of amending certain financial information primarily relating to direct mail marketing costs, and a development contract.

                                     INDEX

                                                                                                                      Page
Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Balance Sheet as of March 31,1997, with Pro Forma
              information...........................................................................................      3

              Consolidated Statements of Operations for the three and nine months ended March 31, 1997 and
              1996..................................................................................................      4

              Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and
              1996..................................................................................................    5-6

              Notes to Consolidated Financial Statements............................................................   7-11

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................................  12-14

Part II.      Other Information

Item 2.       Changes in Securities.................................................................................

              Signatures............................................................................................     15

              Exhibit Index.........................................................................................     16

              Financial Data Schedule...............................................................................     17




                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                                                    Pro Forma
                                                                                                    March 31,
                                                                      March 31,                        1997
                                   ASSETS                                1997                        (Note 4)
                                                                    ---------------               ---------------

Current assets:
     Cash and cash equivalents                                        $   111,333                   $ 1,192,961
     Restricted cash                                                       14,788                        14,788
     Accounts receivable, net of allowance
         for doubtful accounts of $76,807                                 679,777                       679,777
     Inventory                                                            441,333                       441,333
     Prepaid expenses                                                     243,557                       243,557
                                                                      -----------                   -----------

              Total current assets                                      1,490,788                     2,572,416
     Furniture and equipment, net                                         186,284                       186,284
     Other assets                                                         203,690                       203,690
                                                                      -----------                   -----------

              Total assets                                             $1,880,762                    $2,962,390
                                                                       ==========                    ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
     Current liabilities:
     Notes payable                                                    $   128,440                   $   128,440
     Accounts payable                                                     896,613                       896,613
     Accrued expenses                                                     389,156                       389,156
     Capital lease obligations                                             28,210                        28,210
                                                                     ------------                  ------------

               Total current liabilities                                1,442,419                     1,442,419
     Capital lease obligations net of current portion                      53,918                        53,918
     Notes payable-long term portion                                      285,992                       285,992
     Convertible subordinated debt                                        150,000                       150,000
                                                                       ----------                    ----------
              Total liabilities                                         1,932,329                     1,932,329

Stockholders' equity/(deficit):
       Convertible preferred stocks, net of beneficial
            conversion features                                         2,169,627                     3,106,627
     Common stock, no par value (40,000,000 shares
         authorized; 6,482,730 issued and outstanding)                  4,336,861                     4,336,861
     Additional paid in capital                                         1,012,866                     1,157,494
     Accumulated deficit                                               (7,570,921)                   (7,570,921)
                                                                       ----------                    ----------
            Total stockholders' equity/(deficit)                          (51,567)                    1,030,061
                                                                       ----------                    ----------
                   Total liabilities and stockholders'
                      equity/(deficit)                                 $1,880,762                    $2,962,390
                                                                       ==========                    ==========


       See accompanying notes to the consolidated financial statements.

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                    Three months ended               Nine months ended
                                                         March 31,                       March 31,
                                               --------------------------      ---------------------------
                                                  1997            1996             1997            1996
                                               ---------        ---------      ----------      -----------
Net revenues                                   $ 746,235        $ 798,229      $2,875,718       $2,102,461

Cost of revenues                                 308,210          374,003         990,706          807,070
                                               ---------        ---------      ----------      -----------

Gross profit                                     438,025          424,226       1,885,012        1,295,391

Operating expenses:
   Product development                           126,162          181,858         305,441          484,040
   Selling, general and administrative           924,915        1,019,942       3,220,687        2,119,585
                                               ---------        ---------      ----------      -----------

   Total operating expenses                    1,051,077        1,201,800       3,526,128        2,603,625

Operating loss                                  (613,052)        (777,574)     (1,641,116)      (1,308,234)

Interest (expense) income, net                   (16,304)          19,396         (44,784)         (59,493)
                                               ---------        ---------      ----------      -----------

Loss before taxes                               (629,356)        (758,178)     (1,685,900)      (1,367,727)

Provision for income tax                           1,730            - 0 -           1,730              800
                                               ---------        ---------      ----------      -----------

Net loss                                        (631,086)        (758,178)     (1,687,630)      (1,368,527)

Accretion of beneficial
conversion feature on preferred stock           (141,429)           - 0 -        (228,287)           - 0 -
                                               ---------        ---------      ----------      -----------

Net loss attributable to common stock          $(772,515)       $(758,178)    $(1,915,917)     $(1,368,527)
                                               ==========       ==========    ============     ============

Net loss per common share                       $ (0.12)         $ (0.12)        $ (0.30)         $ (0.28)
                                                ========         ========        ========         ========

Weighted average common
     shares outstanding                        6,416,863        6,233,243       6,329,040        4,921,097




       See accompanying notes to the consolidated financial statements.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Nine months ended
                                                                                    March 31,
                                                                         ---------------------------------

                                                                             1997                1996
                                                                         ------------          -----------
Cash flows from operating activities:
     Net loss                                                           $  (1,687,630)        $ (1,368,527)
     Adjustment to reconcile net loss to net cash
          from operating activities:
     Depreciation and amortization                                            160,815              112,093
     Loss on disposal of equipment                                              3,921                   --
     Interest expense incurred but not paid                                        --               55,000
     Changes in items affecting operations net of
          effect from acquired businesses:
         Restricted cash                                                      (14,788)               1,683
         Accounts receivable                                                 (254,479)             172,992
         Prepaid expenses                                                    (202,147)             (32,650)
         Inventory                                                           (236,112)            (110,784)
         Accounts payable                                                     520,446              220,215
         Accrued expenses                                                    (314,933)             (24,674)
                                                                         ------------          -----------
Net cash used in operating activities                                      (2,024,907)            (974,652)

Cash flows from (used in) investing activities:
     Sales and maturities of short term investments                           398,952              399,764
     Purchase of short term investments                                            --           (1,192,404)
     Purchase of furniture and equipment                                      (53,136)            (112,124)
     Purchase of software rights and other assets                            (216,857)             (43,663)
     Loan to related party                                                      2,000               (5,500)
                                                                         ------------          -----------
Net cash provided by (used in) investing activities                           130,959             (953,927)
Cash flows from financing activities:
     Net proceeds of initial public offering of common stock                       --            3,623,796
     Net proceeds from issuance of convertible preferred stock              1,105,812                   --
     Proceeds from exercise of warrants                                            --              100,000
     Proceeds from convertible subordinated debt                                   --              300,000
     Net repayments of advances of factored receivable                             --             (192,776)
     Net repayments of advances to officers                                        --              (26,366)
     Repayment of note payable                                                (27,368)             (36,672)
     Repayment of lease obligations                                           (27,826)             (35,388)
                                                                         ------------          -----------
Net cash provided by financing activities                                   1,050,618            3,732,594

Net increase (decrease) in cash and cash equivalents                         (843,330)           1,804,015

Cash and cash equivalents:
    Beginning of period                                                       954,663               85,173
                                                                         ------------          -----------
    End of period                                                        $    111,333          $ 1,889,188
                                                                         =============         ===========


       See accompanying notes to the consolidated financial statements.

                                  (Unaudited)

                                                                            Nine months ended
                                                                                 March 31,
                                                                       ---------------------------

                                                                          1997             1996
                                                                       ---------        ----------
Supplemental cash flow information:

Cash paid for interest                                                 $  65,051        $   55,291
                                                                       =========        ==========

Noncash investing and financing activities:

     Settlement of long term debt and officer's notes payable
         through issuance of preferred stock, notes payable and
         debt forgiveness, net of $50,000 cash payment                 $    --          $1,886,452
                                                                       =========        ==========

     Net liabilities assumed in reverse acquisition by issuance
         of common stock                                               $    --          $   92,219
                                                                       =========        ==========

     Capital lease additions                                           $  81,643        $     --
                                                                       =========        ==========

     Conversion of debt for $100,000 of convertible preferred
         stock and $100,000 exercise  of common stock warrants
                                                                       $ 200,000        $     --
                                                                       =========        ==========

     Conversion of debt for common stock                               $    --          $   68,555
                                                                       =========        ==========
























       See accompanying notes to the consolidated financial statements.

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

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Virtual Reality Laboratories, Inc. All intercompany balances and transactions have been eliminated.

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

3.    Liquidity

     As of March 31, 1997, the Company's cash and working capital balances were $111,000 and $48,369, respectively. At March 31, 1997 the Company did not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(TM) and through March 31, 1997 the Company continued to operate at a loss. During the nine months ended March 31, 1997, the Company successfully completed the private placement of Class Two Convertible Preferred Stock resulting in $1,106,000 in net proceeds. As of April 22, 1997, the Company completed the private placement of Class Three Convertible Preferred Stock resulting in $1,082,000 in net proceeds. Additionally, Odyssey Capital Group L. P., a shareholder of the Company, purchased $200,000 of notes payable previously due Ballyshannon Partners L. P., another shareholder of the Company, and converted $100,000 of the debt to acquire a portion of the Class Two Convertible Preferred Stock and then converted the remaining $100,000 of the debt to exercise warrants to purchase 198,687 shares of Common Stock. The loss of $1,687,630 for the nine months ended March 31, 1997 offset the net equity proceeds from the aforementioned transactions. Total stockholders' equity was $1,030,061 at March 31, 1997 on a pro forma basis (see the pro forma balance sheet included with this report). The Company continues to seek additional capital to, among other things, maintain its stockholders' equity at least at the minimum level required by the Nasdaq SmallCap Market. At May 15, 1997 the Company is in compliance with the minimum level of stockholders' equity for listing on the Nasdaq SmallCap Market.

                  Notes to Consolidated Financial Statements

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

     The aforementioned sales of securities may result in significant dilution to the current holders of Common Stock. In addition, due to specific accounting guidance recently promulgated by the SEC, the Company's loss per share will be negatively impacted since the Class Two Preferred Stock and the Class Three Preferred Stock (as hereinafter defined) contain beneficial conversion features that will be accounted for in a manner similar to a preferred stock dividend. The intrinsic value of the beneficial conversion feature of the Class Two Preferred Stock is estimated to be $330,000. This amount will be amortized to accumulated deficit over approximately six months, which represents the initial conversion period. The amount amortized, which is analogous to a preferred stock dividend, increases the net loss attributable to common stockholders. As of March 31, 1997, $228,287 was amortized to the accumulated deficit.

                  Notes to Consolidated Financial Statements

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

     The aforementioned sales of securities may result in significant dilution to the current holders of Common Stock. In addition, due to specific accounting guidance recently promulgated by the SEC, the Company's loss per share will be negatively impacted since certain securities issued by the Company contain beneficial conversion features that will be accounted for in a manner similar to a preferred stock dividend. The estimated intrinsic value of the beneficial conversion feature is $313,000 (see the Consolidated Pro Forma Balance Sheet on page 3 of this report). This cost will be amortized starting in April 1997.

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

                  Notes to Consolidated Financial Statements

     On May 1, 1997, the Company filed a registration statement on Form S-3 registering for resale the Common Stock issuable upon conversion of the Class Two Preferred Stock, the Class Three Preferred Stock, and the Common Stock issuable upon exercise of the Warrants, the Advisor Warrants, and the Class Three Warrants.

     The adjustments that were recorded to reflect the effect of the private placement of the Class Three Preferred Stock in the Pro Forma Balance Sheet at March 31, 1997 reflect the $1,250,000 of Class Three Preferred Stock issued net of offering costs of $168,000 and the estimated value of the beneficial conversion feature of $313,000.

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

Selling, general and administrative expenses for the three months ended March 31, 1997 were $925,000 compared to $1,020,000 for the three months ended March 31, 1996 representing a decrease of $95,000 or 9.3%. The decrease was caused primarily by decreases in advertising costs of $66,000, bad debt expense of $31,000, depreciation expense of $39,000 and professional fees of $31,000, which were partially offset by increases in salary-related costs of $60,000 and occupancy costs of $12,000.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Nine months Ended March 31, 1997 and 1996

Net revenues for the nine months ended March 31, 1997 were $2,876,000 compared to $2,102,000 for the nine months ended March 31, 1996, representing an increase of $774,000 or 36.8%. This increase resulted primarily from increases of approximately $700,000 in sales relating to the distribution of the Company's consumer products under the brand "Galaxy of Games", through the retail and direct mail channels.

Cost of revenues for the nine months ended March 31, 1997 was $991,000 compared to $807,000 for the nine months ended March 31, 1996, representing an increase of $184,000 or 22.8% due mainly from the increase in revenues. The Company's gross profit margin increased to 65.6% in the nine months ended March 31, 1997 from 61.6% for the nine months ended March 31, 1996.

Product development expenses for the nine months ended March 31, 1997 were $305,000 compared to $484,000 for the nine months ended March 31, 1996, a decrease of $179,000 or 37.0%. This decrease was caused primarily by a reduction in contractor expenses of $77,000 and a $90,000 reimbursement for a development contract.

Selling, general and administrative expenses for the nine months ended March 31, 1997 were $3,221,000 compared to $2,120,000 for the nine months ended March 31, 1996 representing an increase of $1,101,000 or 51.9%. The increase was due primarily from increases in salary-related costs of $349,000, occupancy costs of $54,000, professional fees of $238,000, advertising costs of $376,000, amortization costs of $94,000 and promotional expenses of $20,000, which were partially offset by a decrease in bad debt expense of $39,000.

Net interest expense for the nine months ended March 31, 1997 was $45,000 compared to $59,000 for the nine months ended March 31, 1996, a decrease of $14,000 or 23.7%. This decrease was due primarily from the reduction of long-term debt related to the Merger between RomTech, Inc. and AOMC and the investment of the proceeds from the IPO.

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at March 31, 1997.

As of March 31, 1997, the Company's cash and working capital balances were $111,000 and $48,369, respectively. At March 31, 1997 the Company did not satisfy the minimum level of stockholders' equity required to be listed ($1,000,000) for trading on the Nasdaq SmallCap Market(TM) and through March 31, 1997 the Company continued to operate at a loss. During the nine months ended March 31, 1997, the Company successfully completed the private placement of Class Two Convertible Preferred Stock resulting in $1,106,000 in net proceeds. As of April 22, 1997, the Company completed the private placement of Class Three Convertible Preferred Stock resulting in $1,082,000 in net proceeds. Additionally, Odyssey Capital Group L. P., a shareholder of the Company, purchased $200,000 of notes payable previously due Ballyshannon Partners L. P., another shareholder of the Company, and converted $100,000 of the debt to acquire a portion of the Class Two Convertible Preferred Stock and then converted the remaining $100,000 of the debt to exercise warrants to purchase 198,687 shares of Common Stock. The loss of $1,687,630 for the nine months ended March 31, 1997 offset the net equity proceeds from the aforementioned transactions. Total stockholders' equity was $1,030,061 at March 31, 1997 on a pro forma basis (see the pro forma balance sheet included with this report). The Company will continue to seek additional capital to,

Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

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