Form 10QSB
period 1997-09-30
ROM TECH INC
filed 1997-11-12
CIK 948703

==============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                                Yes ( ) No ( )

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,960,673 shares of common stock, no par value per share, as of November 7, 1997.
Transitional Small Business Disclosure Format (check one):

                               Yes ( ) No ( X )

                                     INDEX

                                                                                         Page
                                                                                         ----
Part I.              Financial Information

Item 1.              Financial Statements:

                     Consolidated Balance Sheet as of September 30, 1997.................  3

                     Consolidated Statements of Operations for the three months ended
                     September 30, 1997 and 1996.........................................  4

                     Consolidated Statements of Cash Flows for the three months ended
                     September 30, 1997 and 1996 ........................................  5

                     Notes to Consolidated Financial Statements.......................... 6-7

Item 2.              Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ............................ 8-9

Part II.             Other Information

Item 6.              Exhibits and Reports on Form 8-K.................................... 10

Signatures           .................................................................... 11

Exhibit Index        .................................................................... 12

Financial Data
       Schedule      .................................................................... 13


                                 Romtech, Inc.


Item 1.  Financial Statements

                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                   September 30,
                                                                        1997
                              ASSETS                               ------------

Current assets:
   Cash and cash equivalents                                        $   373,885
   Restricted cash                                                       24,788
   Accounts receivable, net of allowance for doubtful
      accounts of $68,624                                             1,274,486
   Inventory                                                            426,263
   Prepaid expenses                                                     233,644
                                                                    -----------
          Total current assets                                        2,333,066

Furniture and equipment, net                                            211,140
Intangibles and other assets                                            311,420
                                                                    -----------
          Total assets                                              $ 2,855,626
                                                                    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                    $    40,767
   Accounts payable                                                     720,268
   Accrued expenses                                                     383,489
   Capital lease obligations                                             26,915
                                                                    -----------
          Total current liabilities                                   1,171,439

Capital lease obligations net of current portion                         41,110
Notes payable-long term portion                                         258,940
Convertible subordinated debt                                           150,000
                                                                    -----------
          Total liabilities                                           1,621,489

Stockholders' equity:
   Preferred stock, no par value, 10,000,000 shares authorized:
      Class One Convertible Preferred Stock, 1,000,000
         Issued and outstanding                                       1,000,000
      Class Two Convertible Preferred Stock, 540,340
         Issued and outstanding                                         387,535
      Accretion of beneficial conversion feature on Preferred Stock     140,255
   Common stock, no par value (40,000,000 shares authorized:
         8,545,294 issued and outstanding)                            6,362,286
   Additional paid in capital                                         1,148,550
   Accumulated deficit                                               (7,804,489)
                                                                    -----------
          Total stockholders' equity                                  1,234,137
                                                                    -----------
          Total liabilities and stockholders' equity                $ 2,855,626
                                                                    ===========




       See accompanying notes to the consolidated financial statements.

                                 Romtech, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                         Three months ended
                                                           September 30,

                                                       1997             1996
                                                       ----             ----

Net sales                                           $ 1,535,558   $ 1,071,017

Cost of sales                                           613,796       317,457
                                                    -----------   -----------

Gross profit                                            921,762       753,560

Operating expenses:
   Product development                                   86,571       121,992
   Selling, general and administrative                  656,285     1,025,633
                                                    -----------   -----------
        Total operating expenses                        742,856     1,147,625
                                                    -----------   -----------

Operating income (loss)                                 178,906      (394,065)

Interest expense, net                                    11,426        13,513
                                                    -----------   -----------

Income (loss) before taxes                              167,480      (407,578)

Provision for income taxes                                1,165           -0-
                                                    -----------   -----------
Net income (loss)                                       166,315      (407,578)

Accretion of beneficial conversion feature
    on preferred stocks                                 105,441         - 0 -
                                                    -----------   -----------
Net income (loss) attributable to common stock      $    60,874   ($  407,578)
                                                    ===========   ===========

Net income (loss) per common share                  $      0.01   ($     0.06)
                                                    ===========   ===========

Weighted average common shares outstanding            7,354,887     6,285,128







       See accompanying notes to the consolidated financial statements.

                                 Romtech, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                         Three months ended
                                                                           September 30,

                                                                        1997               1996
                                                                        ----               ----
Cash flows from operating activities:
    Net income (loss)                                                   $ 166,315    ($407,578)
    Adjustment to reconcile net loss to net cash
        from operating activities:
    Depreciation and amortization                                          40,000       62,299
    Loss on disposal of equipment                                           - 0 -        4,683
    Interest expense incurred but not paid                                  - 0 -        4,350
    Changes in items affecting operations net of effect from
    acquired businesses:
             Restricted  cash                                               - 0 -      (14,788)
             Accounts receivable                                         (241,014)    (152,060)
             Prepaid expenses                                              (8,127)     (48,542)
             Inventory                                                    (56,681)     (75,708)
             Accounts payable                                              82,826      222,617
             Accrued expenses                                              90,434      (82,650)
                                                                        ---------    ---------
Net cash provided by (used in) operating activities                        73,753     (487,377)
                                                                        ---------    ---------

Cash flows from investing activities:
    Sales and maturities of short term investments                          - 0 -      398,952
    Purchase of furniture and equipment                                   (41,633)     (27,023)
    Purchase of software rights and other assets                          (87,533)     (58,654)
    Loan to related parties                                                   750          500
                                                                        ---------    ---------
Net cash provided by (used in) investing activities                      (128,416)     313,775
                                                                        ---------    ---------

Cash flows from financing activities:

    Repayment of note payable                                              (9,427)      (7,483)
    Repayment of lease obligations                                         (7,499)     (14,982)
                                                                        ---------    ---------
Net cash used in financing activities                                     (16,926)     (22,465)
                                                                        ---------    ---------

Net decrease in cash and cash equivalents                                 (71,589)    (196,067)

Cash and cash equivalents:
   Beginning of period                                                    445,474      954,663
                                                                        ---------    ---------
   End of period                                                        $ 373,885    $ 758,596
                                                                        =========    =========

Supplemental cash flow information:

Cash paid for interest                                                  $  14,561    $  22,194
                                                                        =========    =========

Non cash investing activities:
    Capital lease additions                                             $   - 0 -    $  38,388
                                                                        =========    =========






       See accompanying notes to the consolidated financial statements.

                                 Romtech, Inc.


                  Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended June 30, 1997 should be read in conjunction with the accompanying statements. These statements include all adjustments the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

Description of Business

         RomTech, Inc. (the "Company") develops, publishes, markets and resells a diversified line of personal computer ("PC") software primarily for consumer and business applications. The Company promotes the Galaxy of Games(TM), Galaxy of Home Office Help(TM) and Galaxy Deluxe(TM) brand names (the "Galaxy Series") in order to generate customer loyalty, encourage repeat purchases and differentiate the Galaxy Series products to retailers and consumers. The Company targets the market of home and small business personal computer users. The Company's sales are primarily made through a large national distributor that sells to large national retail chain stores. The Company also sells it products via the Internet and at computer trade shows.

         The Company is a Pennsylvania Corporation which was incorporated in July 1992 and completed its initial public offering in 1995, and trades on the Nasdaq SmallCap Market under the symbol ROMT.

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

                                 Romtech, Inc.

3.  Preferred Stock

         On October 18, 1997 all of the 1,000,000 shares of Class One Convertible Preferred Stock was converted into 303,030 shares of Common Stock. As of November 7, 1997, 740,340 shares of the Class Two Preferred have been converted into 522,173 shares of Common Stock and all of the 1,250,000 shares of Class Three Preferred have been converted into 1,487,508 shares of Common Stock. The remaining 531,000 shares of the Class Two Preferred may be convertible into 379,286 shares of Common Stock at the conversion price of $1.40 upon notice of conversion to the Company by the remaining Class Two Preferred Stockholders.

4.  Terminated Acquisition

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

                                 Romtech, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The accompanying consolidated financial statements as of September 30, 1997 include the accounts of RomTech, Inc., ("RomTech"), which successfully completed an initial public offering and a merger with Applied Optical Media Corporation ("AOMC"), on October 18, 1995, and Virtual Reality Laboratories, Inc. ("VRLI"), its wholly owned subsidiary, which was acquired on April 5, 1996 in a transaction accounted for using the pooling of interests method of accounting.

Results of Operations

Three Months Ended September 30, 1997 and 1996

         Net sales for the three months ended September 30, 1997 were $1,536,000 compared to $1,071,000 for the three months ended September 30, 1996, representing an increase of $465,000 or 43.4%. This increase resulted primarily from increases in the sales of the Company's Galaxy of Games, Galaxy of Home Office Help and Galaxy Deluxe brand name products (the "Galaxy Series Products") which were partially offset by decreases in sales of certain discontinued products.

         Cost of sales for the three months ended September 30, 1997 were $614,000 compared to $317,000 for the three months ended September 30, 1996, representing an increase of $297,000 or 93.7%. This increase resulted primarily from the increase in sales and certain express delivery costs incurred due to greater than expected demand for the Galaxy Series Products. The discontinuance of direct mail sales in the quarter ended September 30, 1997 also increased cost of sales because direct mail sales had yielded a higher gross profit but incurred significantly higher marketing costs. The Company's gross profit margin decreased to 60.0% in the three months ended September 30, 1997 from 70.4% for the three months ended September 30, 1996. The primary causes of this decrease were the express delivery costs in delivering the Galaxy Series Products and the discontinuance of the direct mail marketing efforts.

         Product development expenses for the three months ended September 30, 1997 were $87,000 compared to $122,000 for the three months ended September 30, 1996, a decrease of $35,000 or 28.7%. The decrease was primarily due to a $33,000 decrease in outside contractor costs resulting from increased utilization of internal resources.

         Selling, general and administrative expenses for the three months ended September 30, 1997 were $656,000 compared to $1,026,000 for the three months ended September 30, 1996, representing a decrease of $370,000 or 36.1%. The decrease was primarily due to decreases in direct mail marketing costs of $175,000, advertising costs of $134,000 and commissions costs of $48,000.

         Net interest expense for the three months ended September 30, 1997 was $11,000 compared to $14,000 for the three months ended September 30, 1996, a decrease of $3,000 or 21.4%. This decrease was due to the reduction of long term debt related to the conversion of $200,000 of debt to equity and the $100,000 principal payment made against a note payable on May 1, 1997.

                                 Romtech, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at September 30, 1997.

         The quarter ended September 30, 1997 was the Company's first profitable quarter since its Initial Public Offering in October 1995. As of September 30, 1997, the Company's cash and working capital balances were $373,885 and $1,161,627, respectively.

         The Company's ability to sustain continued revenue growth, profitability and a positive cash flow depends upon a variety of factors, including: the timeliness and success of developing and selling its products; the costs of developing, producing and marketing such products; consumer's continuing demand for value priced software; competition; and various other factors, many of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. The Company believes that its cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future. However, the Company may need to raise additional capital to satisfy the new Nasdaq Stock Market requirements for continued listing on the Nasdaq SmallCap Market, which became effective August 22, 1997. Companies failing to satisfy the new continued listing requirement have until February 23, 1998 to meet the new requirements. The Company currently does not satisfy the new net tangible assets requirement of $2,000,000. At September 30, 1997 the Company's net tangible assets were $1,234,137. Although management of the Company will seek to be in compliance with this requirement on or before February 23, 1998, there can be no assurance that this will occur.

         On October 1, 1997, in an effort to comply with the new requirements and provide additional working capital for the Company as its business expands, the Company adjusted the exercise price of certain warrants for the Company's Common Stock totaling 332,988 warrants to $2.00 per share, the fair market value on October 1, 1997, until December 12, 1997. Of the 332,988 warrants, 155,000 were originally granted at $3.60 per share and 177,988 were granted at $6.00 per share. The exercise of these warrants would contribute approximately $665,000 to equity, which in addition to projected earnings, should enable the Company to comply with the new net tangible assets requirement of $2,000,000 on or before February 23, 1998. However, there can be no assurance that the warrants will be exercised and that the Company will realize projected earnings sufficient to comply with the new net tangible assets requirement. The Company may then find it necessary to seek additional capital to increase its stockholders' equity to at least the new minimum level required. There can be no assurance that the Company will be able to raise such additional capital or if it is able to raise additional capital that it will be on terms satisfactory to the Company. The Company currently has no significant capital expenditure commitments.

Forward-looking Statements

         This quarterly report on Form 10-QSB contains forward-looking statements regarding future events or the future financial performance of the company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, the timeliness and success of developing and selling products; the costs of developing, producing and marketing such products; consumers' continuing demand for value-priced software; competition; and various other factors, many of which may be beyond the Company's control.

                                 Romtech, Inc.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit No.    Description of Exhibit
     -----------    ----------------------



          27.1      Financial Data Schedule





(b) Reports on Form 8-K

On September 19, 1997, the Company filed a report on Form 8-K regarding the termination of the Asset Acquisition Agreement entered into with FileABC(TM), L.P. ("FileABC") in October 1996 and it has filed suit against FileABC in federal court, alleging fraud, deceit and misrepresentation, breach of the covenant of good faith and fair dealing, breach of contract and conspiracy on the part of FileABC and certain of its principals and agents.

                                 Romtech, Inc.

                                  SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ROMTECH, INC.
                                 (Registrant)




Date:  November 12, 1997                    /s/  Joseph A. Falsetti
       -----------------                    -----------------------
                                            Joseph A. Falsetti
                                            Chief Executive Officer
                                            Principal Financial Officer


Date:  November 12, 1997                    /s/  Gerald W. Klein
       -----------------                    --------------------
                                            Gerald W. Klein
                                            Vice President and
                                            Chief Financial Officer

                                 Romtech, Inc.

                                 Exhibit Index



     Exhibit No.               Description of Exhibit            Page Number
     -----------               ----------------------            -----------



          27.1                 Financial Data Schedule               13