Form 10QSB
period 1997-12-31
ROM TECH INC
filed 1998-02-11
CIK 948703

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-QSB

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes ( ) No ( )

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,165,487 shares of common stock, no par value per share, as of February 3, 1998.
Transitional Small Business Disclosure Format (check one):

                                Yes ( ) No (X)

                                 RomTech, Inc.

                                     INDEX

                                                                                                       Page
                                                                                                       ----
Part I.              Financial Information

Item 1.              Financial Statements:

                     Consolidated Balance Sheet as of December 31, 1997............................    3

                     Consolidated Statements of Operations for the three and six months ended
                     December 31, 1997 and 1996....................................................    4

                     Consolidated Statements of Cash Flows for the six months ended
                     December 31, 1997 and 1996 ...................................................    5-6

                     Notes to Consolidated Financial Statements....................................    7-8

Item 2.              Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ......................................    9-11

Part II.             Other Information

Item 6.              Exhibits and Reports on Form 8-K..............................................     12

Signatures           ..............................................................................     13

Exhibit Index        ..............................................................................     14

Financial Data
   Schedule           .............................................................................     15

                                    Page 2

                                RomTech, Inc.

Item 1.  Financial Statements

                          Consolidated Balance Sheet
                                  (Unaudited)


                                                                                            December 31,
                                                                                               1997
                                                                                               ----
                                           ASSETS

          Current assets:
             Cash and cash equivalents                                                      $  407,881
             Restricted cash                                                                    14,788
             Accounts receivable, net of allowances of $76,187                               2,509,428
             Inventory                                                                         762,132
             Prepaid expenses                                                                  151,884
                                                                                            ----------
                    Total current assets                                                     3,846,113

          Furniture and equipment, net                                                         232,870
          Intangibles and other assets                                                         323,697
                                                                                            ----------
                    Total assets                                                            $4,402,680
                                                                                            ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
             Note payable                                                                   $   41,895
             Accounts payable                                                                1,432,199
             Accrued expenses                                                                  388,871
             Capital lease obligations                                                          25,131
                                                                                            ----------
                    Total current liabilities                                                1,888,096

          Capital lease obligations net of current portion                                      34,533
          Note payable-long term portion                                                       248,290
          Convertible subordinated debt                                                        150,000
                                                                                            ----------
                    Total liabilities                                                        2,320,919

          Stockholders' equity:
             Preferred stock, no par value, 10,000,000 shares authorized:
                 Class Two Convertible Preferred Stock, 260,000 shares issued
                   and outstanding                                                             192,512
                 Accretion of beneficial conversion feature on Preferred Stock                  67,488
             Common stock, no par value (40,000,000 shares authorized: 9,165,487
                 issued and outstanding)                                                     7,876,826
             Additional paid in capital                                                      1,148,550
             Accumulated deficit                                                            (7,203,615)
                                                                                            ----------
                    Total stockholders' equity                                               2,081,761
                                                                                            ----------
                    Total liabilities and stockholders' equity                              $4,402,680
                                                                                            ==========


       See accompanying notes to the consolidated financial statements.

                                RomTech, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                  Three months ended                  Six months ended
                                                     December 31,                       December 31,
                                              ----------------------------     -------------------------------
                                                   1997           1996             1997              1996
                                                   ----           -----            ----              ----
Net sales                                       $2,855,626      $1,058,466        $4,391,184       $2,129,483

Cost of sales                                    1,022,828         365,039         1,636,624          682,496
                                                ----------      ----------        ----------       ----------

Gross profit                                     1,832,798         693,427         2,754,560        1,446,987

Operating expenses:
    Product development                             52,967          57,287           139,538          179,279
    Selling, general and administrative          1,153,823       1,270,139         1,810,108        2,295,772
                                                ----------      ----------        ----------       ----------

        Total operating expenses                 1,206,790       1,327,426         1,949,646        2,475,051

Operating income (loss)                            626,008        (633,999)          804,914       (1,028,064)

Interest expense, net                               12,584          14,967            24,010           28,480
                                                ----------      ----------        ----------       ----------

Income (loss) before taxes                         613,424        (648,966)          780,904       (1,056,544)

Provision for income tax                             - 0 -           - 0 -             1,165            - 0 -
                                                ----------      ----------        ----------       ----------


Net income (loss)                                  613,424        (648,966)          779,739       (1,056,544)

Accretion of beneficial conversion
    feature on preferred stock                      12,550          86,858           117,991           86,858
                                                ----------      ----------        ----------       ----------

Net income (loss) attributable
    to common stock                             $   600,874      $(735,824)      $   661,748      $(1,143,402)
                                                ===========      =========       ===========      ===========

Net income (loss) per common share:
            - Basic                                  $ 0.07        $ (0.12)           $ 0.08          $ (0.18)
            - Diluted                                $ 0.06        $ (0.12)           $ 0.07          $ (0.18)

Weighted average common shares outstanding:
           - Basic                                8,965,224      6,285,128         8,106,082        6,285,128
           - Diluted                              9,623,407      6,285,128         9,507,834        6,285,128

       See accompanying notes to the consolidated financial statements.

                                RomTech, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Six months ended
                                                                                    December 31,
                                                                          ----------------------------------

                                                                             1997                 1996
                                                                             ----                 ----
Cash flows from operating activities:
     Net income (loss)                                                    $  779,739         $ (1,056,544)
     Adjustment to reconcile net income (loss) to net cash
          from operating activities:
     Depreciation and amortization                                            93,500              114,845
     Loss on disposal of equipment                                                --                3,921
     Changes in items affecting operations:
         Restricted cash                                                      10,000              (14,788)
         Accounts receivable                                              (1,475,956)            (377,355)
         Prepaid expenses                                                     73,633             (173,777)
         Inventory                                                          (392,550)            (132,086)
         Accounts payable                                                    794,757              397,476
         Accrued expenses                                                     95,816             (221,332)
                                                                         -----------          -----------
Net cash used in operating activities                                        (21,061)          (1,459,640)

Cash flows from investing activities:
     Sales and maturities of short term investments                               --              398,952
     Purchase of furniture and equipment                                     (86,864)             (47,238)
     Purchase of software rights and other assets                           (130,560)             (89,606)
     Loan to related party                                                     1,500                1,250
                                                                         -----------          -----------
Net cash provided by (used in) investing activities                         (215,924)             263,358

Cash flows from financing activities:
     Net proceeds from issuance of convertible
         preferred stock                                                          --            1,100,340
     Proceeds from exercise of warrants                                      234,200                   --
     Repayment of note payable                                               (18,949)             (18,036)
     Repayment of lease obligations                                          (15,859)             (19,725)
                                                                         -----------          -----------
Net cash provided by financing activities                                    199,392            1,062,579

Net decrease in cash and cash equivalents                                    (37,593)            (133,703)

Cash and cash equivalents:
    Beginning of period                                                      445,474              954,663
                                                                         -----------          -----------
    End of period                                                        $   407,881          $   820,960
                                                                         ============         ===========

       See accompanying notes to the consolidated financial statements.

                                RomTech, Inc.

                                  (Unaudited)

                                                                                   Six months ended
                                                                                     December 31,
                                                                            --------------------------------
                                                                                1997                1996
                                                                                ----                ----
Supplemental cash flow information:

Cash paid for interest                                                       $ 27,898             $ 43,101
                                                                             =========            ========

Non-cash investing and financing activities:

     Capital lease additions                                                 $  - 0 -             $ 73,388
                                                                             ========             ========

     Conversion of debt for common stock                                     $  - 0 -             $ 20,000
                                                                             ========             ========

       See accompanying notes to the consolidated financial statements.

                                    Page 6

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

         The Company is a Pennsylvania Corporation which was incorporated in July 1992 and completed its initial public offering in 1995. The Company's common stock trades on The Nasdaq SmallCap Market under the symbol ROMT.

Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virtual Reality Laboratories, Inc. All intercompany balances and transactions have been eliminated.

2.  New Accounting Pronouncements

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which became effective in the quarter ended December 31, 1997. Adoption of this statement did not have a material impact on the reported earnings per share of the Company.

         The Company will be required to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact on the Company.

         The Company will be required to adopt Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material impact on the Company's footnote disclosure.

                                RomTech, Inc.

3.  Preferred Stock

         On October 18, 1997, 1,000,000 shares of the Company's Class One Convertible Preferred Stock were converted into 303,030 shares of Common Stock at the conversion price of $3.60 per share of Common Stock. As of December 31, 1997, 1,011,340 shares of the Company's Class Two Convertible Preferred Stock (the "Class Two Preferred") have been converted into 722,235 shares of Common Stock and all of the 1,250,000 shares of the Company's Class Three Convertible Preferred Stock have been converted into 1,487,508 shares of Common Stock. The remaining 260,000 shares of the Class Two Preferred are convertible into 185,714 shares of Common Stock at the conversion price of $1.40 upon notice of conversion to the Company by the remaining holders of Class Two Preferred.

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

         The Company had advanced FileABC $175,000 in connection with the terms of the Agreement. This amount is recorded in prepaid expenses as an advance payment. Although management currently believes this amount is recoverable and is actively pursuing recovery, there can be no assurance collection will ultimately occur, in which case the advances would be written off.

5.  Warrant Exercises

         On October 1, 1997, the Company adjusted the exercise price of 332,988 warrants for the Company's Common Stock to $2.00 per share, the fair market value of the Company's Common Stock on October 1, 1997, until December 12, 1997. Of the 332,988 warrants, 155,000 were originally issued at $3.60 per share and 177,988 were issued at $6.00 per share. During the second quarter ended December 31,1997, 117,100 such warrants were exercised and the Company received net proceeds of $234,200.

                                RomTech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The accompanying consolidated financial statements as of December 31, 1997 include the accounts of RomTech, Inc., ("RomTech"), and its wholly owned subsidiary, Virtual Reality Laboratories, Inc. ("VRLI").

Results of Operations

Three Months Ended December 31, 1997 and 1996

         Net sales for the three months ended December 31, 1997 were $2,856,000 compared to $1,058,000 for the three months ended December 31, 1996, representing an increase of $1,798,000 or 170%. This increase resulted primarily from increases in the sales of the Company's Galaxy of Games, Galaxy of Home Office Help and Galaxy Deluxe brand products (the "Galaxy Series" products) which were partially offset by decreases in sales of certain discontinued products.

         Cost of sales for the three months ended December 31, 1997 were $1,023,000 compared to $365,000 for the three months ended December 31, 1996, representing an increase of $658,000 or 180%. This increase resulted primarily from the increase in sales of the Galaxy Series Products. The discontinuance of direct mail sales in the quarter ended December 31, 1997 also increased cost of sales because direct mail sales had yielded a higher gross profit but incurred significantly higher marketing expenses which are included in selling, general and administrative expenses. The Company's gross profit margin decreased to 64.2% in the three months ended December 31, 1997 from 65.5% for the three months ended December 31, 1996. The primary cause of this decrease was the discontinuance of the direct mail marketing efforts and certain express delivery charges incurred due to greater than expected demand for the Galaxy Series Products during the second fiscal quarter.

         Product development expenses for the three months ended December 31, 1997 were $53,000 compared to $57,000 for the three months ended December 31, 1996, a decrease of $4,000 or 7.0%. However, product development expenses at December 31, 1996 were reduced by a $100,000 development reimbursement fee and would have otherwise been $157,000, which would have resulted in a comparative decrease at December 31, 1997 of $104,000. The $104,000 decrease was due to reductions in headcount and related costs of $89,000 and decreases in outside contractor costs of $13,000 and supplies expense of $2,000. The above cost reductions reflect the change in the Company's strategic focus on developing products for the value line segment (under $20) of the consumer software market versus business enterprise software products. Short development cycles (typically ninety days) and time-to-market are critical success factors in serving the value line segment of the consumer software market. Much longer (typically a year or more) development cycles characterize enterprise software products that require more demanding technical specifications, networking solutions and testing.

         Selling, general and administrative expenses for the three months ended December 31, 1997 were $1,154,000 compared to $1,270,000 for the three months ended December 31, 1996, representing a decrease of $116,000 or 9.1%. The decrease was primarily due to decreases in direct mail marketing costs of $381,000 and in advertising costs of $58,000, which decreases were reduced by increases in marketing promotional costs of $203,000, bad debt expense of $69,000 and in legal costs of $62,000.

         Net interest expense for the three months ended December 31, 1997 was $13,000 compared to $15,000 for the three months ended December 31, 1996, a decrease of $2,000 or 13.3% due to the reduction in principal balances of the Company's debt.

                                RomTech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Six Months Ended December 31, 1997 and 1996

         Net sales for the six months ended December 31, 1997 were $4,391,000 compared to $2,130,000 for the six months ended December 31, 1996, representing an increase of $2,261,000 or 106%. This increase resulted primarily from increases in the sales of the Company's Galaxy of Games, Galaxy of Home Office Help and Galaxy Deluxe brand products (the "Galaxy Series" products) which were partially offset by decreases in sales of certain discontinued products.

         Cost of sales for the six months ended December 31, 1997 were $1,637,000 compared to $683,000 for the six months ended December 31, 1996, representing an increase of $954,000 or 139%. This increase resulted primarily from the increase in sales of the Galaxy Series products. The discontinuance of direct mail sales in the quarter ended December 31, 1997 also increased cost of sales because direct mail sales had yielded a higher gross profit but incurred significantly higher marketing expenses which are included in selling, general and administrative expenses. The Company's gross profit margin decreased to 62.7% in the six months ended December 31, 1997 from 68.0% for the six months ended December 31, 1996. The decrease was primarily due to the discontinuance of the direct mail marketing efforts.

         Product development expenses for the six months ended December 31, 1997 were $140,000 compared to $179,000 for the six months ended December 31, 1996, a decrease of $39,000 or 21.8%. However, product development expenses at December 31, 1996 were reduced by a $100,000 development reimbursement fee and would have otherwise been $279,000, which would have resulted in a comparative decrease at December 31, 1997 of $139,000. The decrease was primarily due to reductions in headcount and related costs of $71,000 and outside contractor costs of $60,000. The above cost reductions reflect the change in the Company's strategic focus on developing products for the value line segment (under $20) of the consumer software market versus business enterprise software products. Short development cycles (typically ninety days) and time-to-market are critical success factors in serving the value line segment of the consumer software market. Much longer (typically a year or more) development cycles characterize enterprise software products that require more demanding technical specifications, networking solutions and testing.

         Selling, general and administrative expenses for the six months ended December 31, 1997 were $1,810,000 compared to $2,296,000 for the six months ended December 31, 1996, representing a decrease of $486,000 or 21.2%. The decrease was primarily due to decreases in direct mail marketing costs of $557,000 and in advertising costs of $191,000, which decreases were partially reduced by increases in marketing promotion costs of $209,000 and in legal costs of $82,000.

         Net interest expense for the six months ended December 31, 1997 was $24,000 compared to $28,000 for the six months ended December 31, 1996, a decrease of $4,000 or 14.3% due to the reduction in principal balances of the Company's debt.

                                RomTech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at December 31, 1997.

         The quarter ended December 31, 1997 was the Company's second consecutive profitable quarter since its initial public offering in October 1995. As of December 31, 1997, the Company's cash and working capital balances were $407,881 and $1,958,017, respectively.

         On October 1, 1997, the Company adjusted the exercise price of 332,988 warrants for the Company's Common Stock to $2.00 per share, the fair market value of the Company's Common Stock on October 1, 1997, until December 12, 1997. Of the 332,988 warrants, 155,000 were originally issued at $3.60 per share and 177,988 were issued at $6.00 per share. During the quarter, 117,100 such warrants were exercised and the Company received $234,200 in net proceeds. The proceeds from the exercise of these warrants and the net income of $661,748 earned during the first half of fiscal 1998, enabled the Company to comply with the Nasdaq SmallCap Market's new minimum net tangible assets requirement of $2,000,000 as of December 31, 1997.

         On October 18, 1997, 1,000,000 shares of the Company's Class One Convertible Preferred Stock were converted into 303,030 shares of Common Stock at the conversion price of $3.60 per share of Common Stock. As of December 31, 1997, 1,011,340 shares of the Company's Class Two Convertible Preferred Stock (the "Class Two Preferred") have been converted into 722,235 shares of Common Stock and all of the 1,250,000 shares of the Company's Class Three Convertible Preferred Stock have been converted into 1,487,508 shares of Common Stock. The remaining 260,000 shares of the Class Two Preferred are convertible into 185,714 shares of Common Stock at the conversion price of $1.40 upon notice of conversion to the Company by the remaining holders of Class Two Preferred.

         The Company's ability to sustain continued revenue growth, profitability and a positive cash flow depends upon a variety of factors, including: the timeliness and success of developing and selling its products; the costs of developing, producing and marketing such products; consumers' continuing demand for value priced software; competition; and various other factors, many of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. The Company believes that its cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future. At December 31, 1997 the Company satisfied the Nasdaq SmallCap continued listing requirement of $2,000,000 in minimum net tangible assets in advance of the February 23, 1998 deadline. At December 31, 1997 the Company's net tangible assets were $2,081,761.

Forward-looking Statements

         This quarterly report on Form 10-QSB contains forward-looking statements regarding future events and the future financial performance of the Company that involve certain risks and uncertainties. Actual events and the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, the allocation of adequate shelf space for the company's products in major chain retail stores; successful sell-through results for the Company's products at retail stores; the inability to obtain and/or develop content for its products in a cost effective manner; the continued expansion of the computer in homes in North America; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; the timeliness and success of developing and selling products; the acceptance by the market of the company's Galaxy Online games series; the costs of developing, producing and marketing such products; access to distribution channels; consumers' continuing demand for value-priced software; the renewal of licenses for key software products; competition; and various other factors, many of which are beyond the Company's control.

                                RomTech, Inc.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit No.                       Description of Exhibit
     -----------                       ----------------------


       27.1                            Financial Data Schedule



(b) Reports on Form 8-K

         On October 15, 1997, the Company filed a report on Form 8-K regarding a press release commenting on the Company's estimated earnings for the quarter ended September 30, 1997.
         On October 20, 1997, the Company filed a report on Form 8-K regarding a press release stating the Company's sales and earnings for the quarter ended September 30, 1997.
         On December 8, 1997, the Company filed a report on Form 8-K regarding a press release announcing a strategic partnership with a developer of internet-based interactive games and the Company's expected sales for the quarter ended December 31, 1997.
         On January 15, 1998, the Company filed a report on Form 8-K regarding a press release announcing the appointment of Robert M. Aiken, Jr. to the board of directors, who was replacing John P. Kirwin, III who resigned as of December 31, 1997.
         On January 16, 1998 the Company filed a report on Form 8-K regarding a press release stating the Company's sales and earnings for the quarter ended December 31, 1997.

                                 RomTech, Inc.

                                  SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ROMTECH, INC.
                                 (Registrant)




Date:  February 11, 1998                          /s/  Joseph A. Falsetti
       -----------------                          -----------------------
                                                  Joseph A. Falsetti
                                                  Chief Executive Officer
                                                  Principal Financial Officer


Date:  February 11, 1998                          /s/  Gerald W. Klein
       -----------------                          --------------------
                                                  Gerald W. Klein
                                                  Vice President and
                                                  Chief Financial Officer

                                 RomTech, Inc.

                                 Exhibit Index



Exhibit No.            Description of Exhibit                      Page Number
-----------            ----------------------                      -----------

  27.1                 Financial Data Schedule                          15