Form 10QSB
period 1998-03-31
ROM TECH INC
filed 1998-05-13
CIK 948703

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

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

                                YES [X] NO [ ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,371,200 shares of common stock, no par value per share, as of May 12, 1998. Transitional Small Business Disclosure Format (check one):

                                 YES [ ]  NO [X]

                                 ROMTECH, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Balance Sheet as of March 31, 1998 ............   3

              Consolidated Statements of Operations for the three
                 and nine months ended March 31, 1998 and 1997 ...........   4

              Consolidated Statements of Cash Flows for the nine
                 months ended March 31, 1998 and 1997 ....................  5-6

              Notes to Consolidated Financial Statements..................  7-8

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .....................  9-11

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ...........................   12

Signatures    ............................................................   13

Exhibit Index ............................................................   14

Financial Data Schedule...................................................

                                 ROMTECH, INC.

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                       MARCH 31,
                                                         1998
                                                         ----
                             ASSETS

Current assets:

   Cash and cash equivalents                          $   513,042
   Restricted cash                                         14,788
   Accounts receivable, net of allowances of $192,216   2,825,328
   Inventory                                              815,715
   Prepaid expenses                                       156,602
                                                      -----------
          Total current assets                          4,325,475

Furniture and equipment, net                              238,934
Intangibles and other assets                              286,910
                                                      -----------
          Total assets                                $ 4,851,319
                                                      ===========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                       $    43,084
   Accounts payable                                     1,428,632
   Accrued expenses                                       211,300
   Capital lease obligations                               24,069
                                                      -----------
          Total current liabilities                     1,707,085

Capital lease obligations, net of current portion          28,088
Note payable-long term portion                            237,066
Convertible subordinated debt                             150,000
                                                      -----------
          Total liabilities                             2,122,239

Stockholders' equity:
  Common stock, no par value (40,000,000 shares
     authorized: 9,371,200 issued and outstanding)      8,176,826
   Additional paid in capital                           1,148,550
   Accumulated deficit                                 (6,596,296)
                                                      -----------
          Total stockholders' equity                    2,729,080
                                                      -----------
          Total liabilities and stockholders' equity  $ 4,851,319
                                                      ===========





       See accompanying notes to the consolidated financial statements.

                                 ROMTECH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months ended             Nine months ended
                                                        March 31,                      March 31,

                                                   1998           1997           1998            1997
                                                   ----           ----           ----            ----
Net sales                                      $ 2,953,543    $   746,235     $ 7,344,727     $ 2,875,718

Cost of sales                                    1,115,977        308,210       2,752,600         990,706
                                               -----------    -----------     -----------     -----------
Gross profit                                     1,837,566        438,025       4,592,127       1,885,012

Operating expenses:
    Product development                             99,553        126,162         239,833         305,441
    Selling, general and administrative          1,115,183        924,915       2,924,550       3,220,687
                                               -----------    -----------     -----------     -----------


        Total operating expenses                 1,214,736      1,051,077       3,164,383       3,526,128


Operating income (loss)                            622,830       (613,052)      1,427,744      (1,641,116)


Interest expense, net                               13,608         16,304          37,617          44,784
                                               -----------    -----------     -----------     -----------

Income (loss) before taxes                         609,222       (629,356)      1,390,127      (1,685,900)

Provision for income tax                             1,904          1,730           3,069           1,730
                                               -----------    -----------     -----------     -----------

Net income (loss)                                  607,318       (631,086)      1,387,058      (1,687,630)

Accretion of beneficial
conversion feature on preferred stock                - 0 -       (141,429)       (117,991)       (228,287)
                                               -----------    -----------     -----------     -----------

Net income (loss)
attributable to common stock                     $ 607,318    $  (772,515)    $ 1,269,067     $(1,915,917)
                                               ===========    ===========     ===========      ===========


Net income (loss) per common share:
            - Basic                              $    0.07    $     (0.12)    $      0.15      $     (0.30)
            - Diluted                            $    0.06    $     (0.12)    $      0.13      $     (0.30)

Weighted average common shares outstanding:
           - Basic                               9,283,659      6,416,863       8,498,607        6,329,040
           - Diluted                             9,833,939      6,416,863       9,618,552        6,329,040



       See accompanying notes to the consolidated financial statements.

                                 ROMTECH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine months ended
                                                            March 31,
                                                      1998            1997
                                                      ----            ----
Cash flows from operating activities:
     Net income (loss)                            $ 1,387,058     $(1,687,630)
     Adjustment to reconcile net income
       (loss) to net cash from operating
       activities:
     Depreciation and amortization                    189,239         160,815
     Loss on disposal of equipment                      - 0 -           3,921
     Changes in items affecting operations:
      Restricted cash                                  10,000         (14,788)
      Accounts receivable                          (1,791,856)       (254,479)
      Prepaid expenses                                 68,915        (202,147)
      Inventory                                      (446,133)       (236,112)
      Accounts payable                                791,190         520,446
      Accrued expenses                                (81,755)       (314,933)
                                                  -----------     -----------
Net cash provided by (used in) operating
     activities                                       126,658      (2,024,907)

Cash flows from investing activities:
     Sales and maturities of short term
       investments                                      - 0 -         398,952
     Purchase of furniture and equipment             (139,040)        (53,136)
     Purchase of software rights and other
       assets                                        (143,900)       (216,857)
     Loan to related party                              2,000           2,000
                                                  -----------     -----------
Net cash provided by (used in) investing
     activities                                      (280,940)        130,959
Cash flows from financing activities:
     Net proceeds from issuance of convertible
       preferred stock                                  - 0 -       1,105,812
     Proceeds from exercise of options and
       warrants                                       274,200           - 0 -
     Repayment of note payable                        (28,984)        (27,368)
     Repayment of lease obligations                   (23,366)        (27,826)
                                                  -----------     -----------
Net cash provided by financing activities             221,850       1,050,618

Net increase (decrease) in cash and cash
     equivalents                                       67,568        (843,330)

Cash and cash equivalents:
     Beginning of period                              445,474         954,663
                                                  -----------     -----------
     End of period                                $   513,042     $   111,333
                                                  ===========     ===========


       See accompanying notes to the consolidated financial statements.

                                 ROMTECH, INC.

                                   (UNAUDITED)

                                                       Nine months ended
                                                           March 31,
                                                       -------------------
                                                       1998           1997
                                                       ----           ----
Supplemental cash flow information:

Cash paid for interest                             $   42,651       $ 65,051
                                                   ==========       ========
Non-cash investing and financing activities:

   Capital lease additions                         $    - 0 -       $ 81,643
                                                   ==========       ========

   Conversion of debt for common stock             $    - 0 -       $200,000
                                                   ==========       ========


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

DESCRIPTION OF BUSINESS

      RomTech, Inc. (the "Company") develops, publishes, markets and resells a diversified line of personal computer ("PC") software primarily for consumer and business applications. The Company promotes the Galaxy of Games(TM), Galaxy of Home Office Help(TM), Game Master(TM) and Fun and Learning(TM) brand names under the "Galaxy Software" series in order to generate customer loyalty, encourage repeat purchases and differentiate the Galaxy Series products to retailers and consumers. The Company targets the market of home and small business personal computer users. The Company's sales are primarily made through a large national distributor that sells to large national retail chain stores. The Company also sells it products via the Internet and at computer trade shows.

      The Company is a Pennsylvania Corporation which was incorporated in July 1992 and completed its initial public offering in 1995. The Company's common stock trades on The Nasdaq SmallCap Market under the symbol ROMT.

CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virtual Reality Laboratories, Inc. All inter-company balances and transactions have been eliminated.

2.  NEW ACCOUNTING PRONOUNCEMENTS

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which became effective in the first nine months of fiscal 1998. Adoption of this statement did not have a material impact on the reported earnings per share of the Company.

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

                                 ROMTECH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PREFERRED STOCK

      On October 18, 1997, 1,000,000 shares of the Company's Class One Convertible Preferred Stock were converted into 303,030 shares of Common Stock at the conversion price of $3.60 per share of Common Stock. As of March 31, 1998, all of the 1,271,340 shares of the Company's Class Two Convertible Preferred Stock (the "Class Two Preferred") have been converted into 907,948 shares of Common Stock and all of the 1,250,000 shares of the Company's Class Three Convertible Preferred Stock (the "Class Three Preferred") have been converted into 1,487,508 shares of Common Stock. As of March 31, 1998, there were no preferred stock shares outstanding.

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

5.  WARRANT AND OPTION EXERCISES

      On October 1, 1997, the Company adjusted the exercise price of 332,988 warrants for the Company's Common Stock to $2.00 per share, the fair market value of the Company's Common Stock on October 1, 1997, until December 12, 1997. Of the 332,988 warrants, 155,000 were originally issued at $3.60 per share and 177,988 were issued at $6.00 per share. During the second quarter ended December 31,1997, 117,100 such warrants were exercised and the Company received net proceeds of $234,200. During the quarter ended March 31, 1998, 20,000 stock options were exercised and the Company received net proceeds of $40,000.

                                 ROMTECH, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The accompanying consolidated financial statements as of March 31, 1998 include the accounts of RomTech, Inc., ("RomTech"), and its wholly owned subsidiary, Virtual Reality Laboratories, Inc. ("VRLI").

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      Net sales for the three months ended March 31, 1998 were $2,954,000 compared to $746,000 for the three months ended March 31, 1997, representing an increase of $2,208,000 or 296%. This increase resulted primarily from increases in the sales of the Company's Galaxy Software brands of products, including Galaxy of Games, Galaxy of Home Office Help, Game Master and, Fun and Learning products (the "Galaxy Software"), which were partially offset by decreases in sales of certain discontinued products.

      Cost of sales for the three months ended March 31, 1998 were $1,116,000 compared to $308,000 for the three months ended March 31, 1997, representing an increase of $808,000 or 262%. This increase resulted primarily from the increase in product cost, freight, supplies, packaging and labor costs associated with the increase in sales of the Galaxy Software. The Company's gross profit margin increased to 62.2% in the three months ended March 31, 1998 from 58.7% for the three months ended March 31, 1997. The primary cause for this increase in gross profit margin was the cost reductions achieved through volume efficiencies with the Company's replication and assembly vendors.

      Product development expenses for the three months ended March 31, 1998 were $100,000 compared to $126,000 for the three months ended March 31, 1997, a decrease of $26,000 or 20.6%. The primary cause for this decrease were reductions in in-house development staff and related costs of $47,000, which were partially offset by a $17,000 increase in outside contractor costs. The above cost reductions reflect the change in the Company's business strategy on developing products for the value line (under $20) segment of the consumer software market versus business enterprise software products. Short development cycles (typically ninety days) and time-to-market are critical success factors in serving the value line segment of the consumer software market. Much longer (typically twelve months or longer) development cycles characterize enterprise software products that require more demanding technical specifications, networking solutions and testing.

      Selling, general and administrative expenses for the three months ended March 31, 1998 were $1,115,000 compared to $925,000 for the three months ended March 31, 1997, representing an increase of $190,000 or 20.5%. The increase was primarily due to increases in salary and related expenses of $130,000 and in marketing promotional costs of $197,000, which were partially offset by decreases in outside labor and advertising costs of $61,000 and $76,000, respectively.

      Net interest expense for the three months ended March 31, 1998 was $14,000 compared to $16,000 for the three months ended March 31, 1997, a decrease of $2,000 or 12.5% due to the reduction in principal balances of the Company's debt.

                                 ROMTECH, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

      Net sales for the nine months ended March 31, 1998 were $7,345,000 compared to $2,876,000 for the nine months ended March 31, 1997, representing an increase of $4,469,000 or 155%. This increase resulted primarily from increases in the sales of the Company's Galaxy Software brands of products including, Galaxy of Games, Galaxy of Home Office Help, Game Master and, Fun and Learning products (the "Galaxy Software"), which were partially offset by decreases in sales of certain discontinued products.

      Cost of sales for the nine months ended March 31, 1998 were $2,753,000 compared to $991,000 for the nine months ended March 31, 1997, representing an increase of $1,762,000 or 178%. This increase resulted primarily from the increase in product cost, freight, supplies, packaging and labor costs associated with the increase in sales of the Galaxy Software products. The discontinuance of direct mail sales in the period ended March 31, 1998 also increased cost of sales because direct mail sales had yielded a higher gross profit but incurred significantly higher marketing expenses which are included in selling, general and administrative expenses. Also, the product mix for the nine months ended March 31, 1998 was weighted more with the lower margin box products than the higher margin jewel case products that dominated the product mix for the nine months ended March 31, 1997. The Company's gross profit margin decreased to 62.5% in the nine months ended March 31, 1998 from 65.5% for the nine months ended March 31, 1997. This decrease was due to the discontinuance of the direct mail marketing efforts and the shift in product mix towards the lower margin box products being offered in retail promotions during the nine months ended March 31, 1998.

      Product development expenses for the nine months ended March 31, 1998 were $240,000 compared to $305,000 for the nine months ended March 31, 1997, a decrease of $65,000 or 21.3%. However, product development expenses at March 31, 1997 were reduced by a $100,000 development reimbursement fee and would have otherwise been $405,000, which would have resulted in a comparative decrease at March 31, 1998 of $165,000. The decrease was primarily due to reductions in in-house development staff and related costs of $110,000 and outside contractor costs of $43,000. The above cost reductions reflect the change in the Company's business strategy on developing products for the value line (under $20) segment of the consumer software market versus business enterprise software products. Short development cycles (typically ninety days) and time-to-market are critical success factors in serving the value line segment of the consumer software market. Much longer (typically twelve months or longer) development cycles characterize enterprise software products that require more demanding technical specifications, networking solutions and testing.

      Selling, general and administrative expenses for the nine months ended March 31, 1998 were $2,925,000 compared to $3,221,000 for the nine months ended March 31, 1997, representing a decrease of $296,000 or 9.2%. The decrease was primarily due to decreases in direct mail marketing, advertising, and occupancy costs of $588,000, $267,000 and $22,000, respectively. These decreases were partially reduced by increases in marketing promotion costs, bad debt expense and legal costs of $414,000, $80,000 and $106,000, respectively.

      Net interest expense for the nine months ended March 31, 1998 was $38,000 compared to $45,000 for the nine months ended March 31, 1997, a decrease of $7,000 or 15.6% due to the reduction in principal balances of the Company's debt.

                                 ROMTECH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The financial information presented reflects the Company's financial position at March 31, 1998.

      The quarter ended March 31, 1998 was the Company's third consecutive profitable quarter since its initial public offering in October 1995. As of March 31, 1998, the Company's cash and working capital balances were $513,042 and $2,618,390, respectively.

      On October 1, 1997, the Company adjusted the exercise price of 332,988 warrants for the Company's Common Stock to $2.00 per share, the fair market value of the Company's Common Stock on October 1, 1997, until December 12, 1997. Of the 332,988 warrants, 155,000 were originally issued at $3.60 per share and 177,988 were issued at $6.00 per share. During the first nine months of fiscal 1998, 117,100 such warrants were exercised and the Company received $234,200 in net proceeds. The Company also received $40,000 in net proceeds from the exercise of 20,000 stock options during the quarter ended March 31, 1998. The proceeds from the exercise of these warrants and stock options, along with the net income of $1,387,058 earned during the first nine months of fiscal 1998, has increased the Company's net tangible assets to $2,729,080, permitting the Company to continue to comply with the Nasdaq SmallCap Market's net tangible assets requirement of $2,000,000.

      On October 18, 1997, 1,000,000 shares of the Company's Class One Convertible Preferred Stock were converted into 303,030 shares of Common Stock at the conversion price of $3.60 per share of Common Stock. As of March 31, 1998, all of the 1,271,340 shares of the Company's Class Two Convertible Preferred Stock (the "Class Two Preferred") have been converted into 907,948 shares of Common Stock and all of the 1,250,000 shares of the Company's Class Three Convertible Preferred Stock (the "Class Three Preferred") have been converted into 1,487,508 shares of Common Stock. As of March 31, 1998, there were no preferred stock shares outstanding.

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

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-QSB contains forward-looking statements regarding the Company's ability to fund its operations for the foreseeable future, and the impact of certain accounting standards on the Company's financial position, all of which involve certain risks and uncertainties. Actual events and the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, the allocation of adequate shelf space for the company's products in major chain retail stores; successful sell-through results for the Company's products at retail stores; the inability to obtain and/or develop content for its products in a cost effective manner; the continued expansion of the computer in homes in North America; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; the timeliness and success of developing and selling products; the acceptance by the market of the company's Galaxy Online games series; the costs of developing, producing and marketing such products; access to distribution channels; consumers' continuing demand for value-priced software; the renewal of licenses for key software products; competition; and various other factors, many of which are beyond the Company's control.

                                  ROMTECH, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit  No.                           Description of Exhibit
 ------------                           ----------------------

     27.1                               Financial Data Schedule


(b) Reports on Form 8-K

      On January 15, 1998, the Company filed a report on Form 8-K regarding a press release announcing the appointment of Robert M. Aiken, Jr. to the board of directors, who replaced John P. Kirwin, III who resigned as of December
31, 1997.
      On January 16, 1998 the Company filed a report on Form 8-K regarding a press release stating the Company's sales and earnings for the quarter ended December 31, 1997.
      On April 29, 1998 the Company filed a report on From 8-K regarding a press release stating the Company's sales and earnings for the quarter ended March 31, 1998.

                                  ROMTECH, INC.


                                   SIGNATURES



      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ROMTECH, INC.
                                  (Registrant)




Date:  May 13, 1998                               /s/  Joseph A. Falsetti
       ------------                               ------------------------------
                                                  Joseph A. Falsetti
                                                  Chief Executive Officer
                                                  Principal Financial
                                                  Officer


Date:  May 13, 1998                               /s/  Gerald W. Klein
       ------------                               ------------------------------
                                                  Gerald W. Klein
                                                  Vice President and
                                                  Chief Financial Officer

                                  ROMTECH, INC.


                                  EXHIBIT INDEX

 Exhibit No.               Description of Exhibit               Page Number
 -----------               ----------------------               -----------
     27                    Financial Data Schedule