Form 10KSB
period 1998-06-30
ROM TECH INC
filed 1998-09-10
CIK 948703

                     U.S. SECURITES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------
                                  FORM 10-KSB




   [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended JUNE 30, 1998

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

State issuer's revenues for its most recent fiscal year:  $9,276,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $9,168,000 as of August 26, 1998.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,371,200 shares of common stock, no par value per share, as of August 26, 1998. Transitional Small
Business Disclosure Format (check one):      Yes (   )      No ( X )

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1998 Annual Meeting are incorporated by reference into Part III as set forth herein. With the exception of those portions, which are expressly incorporated by reference, said proxy statement is not deemed filed as a part hereof.

                                 ROMTECH, INC.

                                  FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                     INDEX


                                                                                            Page
                                                                                            ----
                                              PART I


Item  1.   Business.....................................................................       3


Item  2.   Properties...................................................................      14


Item  3.   Legal Proceedings............................................................      14



Item  4.   Submission of Matters to a Vote of Security Holders..........................      14


                                              PART II


Item  5.   Market for the Registrant's Common Stock and Related Stockholder Matters.....      15


Item  6.   Management's Discussion and Analysis of Results of Operations
           and Financial Condition......................................................      16


Item  7.   Financial Statements ........................................................      20



Item  8.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................................      36


                                             PART III


Item  9.   Directors and Executive Officers of the Registrant...........................      37


Item 10.   Executive Compensation.......................................................      37


Item 11.   Security Ownership of Certain Beneficial Owners and Management...............      37



Item 12.   Certain Relationships and Related Transactions...............................      37


                                              PART IV


Item 13.   Exhibits and Reports on Form 8-K.............................................      38



Index of Exhibits.......................................................................      38

Signatures..............................................................................      41

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 9 to 13.

ITEM 1.          BUSINESS

GENERAL

RomTech, Inc. (the "Company") a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and sells a diversified line of personal computer software primarily for consumer entertainment and small office/home office applications. In October 1995, the Company completed its initial public offering coincident with its acquisition of Applied Optical Media Corporation ("AOMC"), a developer of educational and reference software titles. In April 1996, the Company acquired Virtual Reality Laboratories, Inc. ("VRLI"), a software developer of landscape generation, space exploration, scheduling and business forms manipulation programs. As a result of these and other smaller acquisitions together with the Company's own internal development efforts, the Company offers software titles in the game, personal/business productivity, education, reference and lifestyle markets for use at home and in the office. The Company's product line enables it to serve customers who are seeking a broad range of high-quality, value priced software.

The Company believes that consumers base their software purchase decisions on the same criteria as other consumer product purchases, relying on recognized brands for consistent quality, value and ease of use. The Company promotes the Galaxy of Games(TM), Galaxy of Home Office Help(TM), Galaxy of Arcade(TM), and Game Master (TM) brand names (the "Galaxy Series") in order to generate customer loyalty, encourage repeat purchases and differentiate the Galaxy Series products to retailers and consumers. The Company targets the growing market of home personal computer ("PC") users who value fully-featured and easy-to-use software. All Galaxy Series titles are "Family Friendly", which means they are easy-to-use, non-violent, appeal to all ages and are differentiated with the distinctive Family Friendly(TM) logo. The Company's Galaxy of Games, Galaxy of Home Office Help and Galaxy of Arcade products generally sell for under $15, a price point intended to generate impulse purchases in mass market shopping environments. The Company's Game Master products generally sell for $19.95 but feature packaging and content usually found in software titles selling for more than $40.

INDUSTRY BACKGROUND

The worldwide consumer software market has grown dramatically in recent years, driven by the increasing installed base of multimedia PCs in the home, the proliferation of software titles, and the development of new and expanding distribution channels. Rapidly declining prices of microprocessors and CD-ROM drives have made high-end interactive computer entertainment more affordable, and have resulted in low-end PCs costing $500, or even less, targeted to the mass market or "casual users".

The worldwide consumer software industry has also recently undergone a number of profound changes with the introduction of new hardware platforms and new technologies, such as on-line networks and the Internet. The proliferation of on-line networks and the Internet has created new opportunities for the consumer software industry, including on-line game playing by users in various locations and direct on-line marketing, sales and distribution to end users.

Growth in the installed base of multimedia PCs has created a mass market for consumer software products. The development of a mass market for software products has been characterized by the rise in importance of mass merchant software sales as a distribution channel, increasing price pressure as well as competition for retail shelf space. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. Faced with the challenges of marketing and distribution, many independent software developers and content providers are pursuing relationships with publishing companies with broader distribution capabilities, including better access to mass market retailers and greater merchandising, marketing and promotional support. At the same time, retailers with limited shelf space are faced with the challenge of managing an increasing number of new titles. A significant result of these market pressures is a trend in the a industry toward the consolidation of software companies and the diversification of products offered by such companies.

The Company believes that its success in the industry will be achieved by focusing on its "Family Friendly" products, creating significant brand name recognition, establishing strong distribution and retail relationships, and consistently offering a diversified high-quality, high-value software portfolio providing significant sell-through and return-on-investment opportunities for retailers of all kinds.

BUSINESS STRATEGY

The worldwide market of PC users in the home and small office represents the primary market for the Company's products. Nearly 50% of all U.S. families are expected to own a personal computer by the end of 1998, up from 45 percent at the end of 1997, according to ZD Market Intelligence, a La Jolla, California market-research firm. The Company believes that brand name recognition of its products, developing new brands and capitalizing upon the success of top selling titles in existing brands is critical to its success as a software publisher. The Company's business strategy is to be a leading publisher of high-quality, value-priced consumer software by offering products in the consumer entertainment and small office/home office personal productivity segments of the market. To implement its business strategy, the Company intends to execute the following tactics.

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

Deliver Products To Market Quickly To Maximize Sales Opportunities. The Company believes that one of its significant competitive strengths, primarily as a result of market research, is its ability to identify products that consumers are buying and which they will continue to buy. The Company leverages this competitive strength by quickly developing or procuring product content that the Company believes will achieve favorable sales results in its category when the product is combined with the Company's attractive, distinctive and informative packaging that is designed to encourage impulse purchases in retail stores. The Company's development efforts focus primarily on product design, consistent and user friendly interfaces, ease of use, product quality and consistency. The Company's internal product development activities are supplemented by utilizing existing technologies and externally developed programming and content. The Company maintains control over the creative and market-driven aspects of its product development activities while utilizing outside resources to reduce its development costs and minimize risks.

Develop Products That Are Simple To Use. Based on information from registration cards returned by buyers of the Company's products, a large portion of the Company's customers are new computer owners and so the installation and use of the Company's products must require only a minimum of technical expertise. The Company provides technical support for all of its products and revises or upgrades products in response to consumer feedback gained from consumer's registration of products they have purchased.

Develop Efficient Distribution Channels and Expand Internet Strategies. The Company intends to rely on larger, well-established, merchandising and distribution organizations to distribute its products to retailers in the U.S. and international markets. Developing a direct sales force and a distribution organization to serve today's U.S. retailers and retailers worldwide requires a commitment of considerable financial and managerial resources and entails significant competitive risk. Additionally, the Company believes that the proliferation of the Internet and on-line networks has created new opportunities for the consumer software industry, including opportunities for the Company to strengthen customer relationships, to effect direct marketing, promotion and distribution, to broaden its reach to new customers, to add value to existing products and to develop new products and markets. The Company has initiated steps to take advantage of these opportunities, including the expansion of its site on the World Wide Web and the development of its Internet infrastructure and capabilities, including electronic distribution capabilities, incorporation of on-line functionality into existing products, and continued development of, and investment in, new Internet-based business and products, including multi-user entertainment products. In order to reduce the resources required for effective distribution, the Company intends to incorporate Internet capabilities into its new products. Customers or prospective customers can then review the Company's products at its website, (http: www.romt.com.), and download trial versions of selected software before purchasing them.

Market Brand Names That Deliver Consistent Quality. The Company focuses its marketing resources on developing brands that represent consistency, quality and value to the consumer. The Company believes that to the consumer, brands offer a safe and secure choice in an otherwise confusing, fast changing and often intimidating software marketplace. Consumers view successful brand logos as friendly marks of quality assurance. Once a consumer becomes highly satisfied with a brand in any given product category, the Company believes that the consumer will typically tend to actively seek out that brand versus competing brands. The Company believes that successful brands can often command premium prices relative to other competitive products and one of the Company's goals is to achieve such success with its branding strategy.

Achieve and Maintain Profitable Operations. During its first two years as a public company, the Company did not achieve profitability. During the second half of fiscal 1997 the Company undertook changes in its operations and business strategy to focus on the value priced segment of the consumer software market while structuring the Company to be profitable in fiscal 1998. The value priced segment is currently the largest and most rapidly growing category of the consumer software market. This trend is expected to continue for the foreseeable future as consumers demand lower prices for software as personal computer prices continue to decline. In order to achieve and maintain profitable operations the Company has developed plans and systems that will focus on: delivering top selling branded titles with predictable, controllable development costs and risks; outsourcing production and warehousing while achieving high quality, low product costs, timely and efficient deliveries and predictable overhead costs during periods of rapid and high sales volume growth; and controlling operating expenses.

SALES AND MARKETING

The Company relies primarily on a large national distributor, Slash Corporation ("Slash"), which is a division of GT Interactive Software Corporation ("GTIS"), for its retail sales in North America while using the Internet to market and distribute software directly to consumers. Internet sales currently account
for an insignificant portion of the Company's sales.   The Company presently
has an exclusive distribution agreement with Slash covering distribution of the Company's products to retailers in North America. Slash accounted for approximately 35% and 81% of the Company's net sales during fiscal 1997 and 1998, respectively. The Company believes that for the year ending June 30, 1999, Slash could account for approximately 85% of the Company's net sales (see Dependence on Distributor and Associated Credit Risk, page 9). As reported in GTIS's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997, GTIS believes that it is currently the largest distributor of consumer software to mass merchants in the United States, and that it is also the largest supplier of consumer software (including its own and third-party published software) to approximately 2,325 stores of Wal-Mart(TM) Stores, Inc. ("Wal-Mart") and approximately 790 Target(TM) stores. GTIS also supplies value-priced software under specially designed programs to approximately 2,115 Kmart(TM) stores. Retailers that purchase the Company's products through Slash include Wal-Mart, Target, Kmart, Best Buy(TM), CompUSA(TM), Staples(TM), Office Depot(TM), OfficeMax(TM), Computer City(TM), Electronic Boutique(TM), Zainy Brainy(TM), Babbages(TM), Software Etc. (TM) and Fry's(TM).

The Company currently distributes its products in Australia, Belgium, Brazil, China (Hong Kong), Colombia, Italy, Mexico, Netherlands, New Zealand, Norway, Philippines, Singapore, South Africa, the United Kingdom and Venezuela. The Company is currently in the final stages of negotiations for distribution agreements in Argentina, Chile, France, Germany, Portugal, Spain and other Scandinavian countries.

The Company's product line is based on branded content focused in the game, productivity, education/reference and lifestyle markets. By maintaining a branded product category focus, the Company believes that its advertising, promotion, merchandising and packaging expenditures will accrue long-term benefits for all the products in each category.

The Company uses a small internal staff to work with a distributor's sales personnel in order to maximize the business potential with retail accounts.
The Company's salespeople work closely with its distributors and retail buyers to determine that appropriate Company products are inventoried for each retail outlet, stocking levels are adequate, promotions and advertising are coordinated with product releases and in-store merchandising plans are properly implemented.

The Company's marketing department is responsible for creating and marketing programs to generate product sell-in (sales to retailers) and sell-through (sales to end user customers). These programs generally are based on established consumer product marketing techniques that the Company believes are becoming more important as software becomes more of a consumer product. The Company uses consumer product graphic designers and copywriters to create effective package designs, catalogs, brochures, advertisements and related materials. The Company's marketing and sales personnel and outside contractors work together to coordinate retail and publicity programs so that those programs are in place when products are initially shipped to retailers and consumers. Public relation campaigns, in-store advertising, catalog mailings and advertisements are designed in advance of product availability.

The Company has limited exposure to returns by distributors and retailers because its distribution agreements generally do not provide for returns unless there are defects in a product related to workmanship. The Company does have some limited exposure to returns by consumers. Reserves for these returns are established at levels that the Company believes are adequate based on product sell-through, inventory levels and historic return rates (See Note 1, Summary of Significant Accounting Policies, Revenue Recognition). The Company typically accepts returns from customers, even when not legally required to do so, in order to maintain good customer relations which the Company believes enhances repeat purchasing by consumers. The Company sells to its distributors and retailers on credit, with varying discounts and credit terms. (See Dependence on Distributor and Associated Credit Risks, page 9)

COMPETITION

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

The Company competes primarily with other software publishers, although certain book publishers, magazine publishers, entertainment companies and media companies may expand their product lines to compete with the Company's products. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing, distribution, technical and other resources than the Company. Although there are a variety of consumer and business software publishers, based on product lines and price points, Cendant Software, The Learning Company, Expert Software, GT Interactive, Electronic Arts, Humongous (a subsidiary of GT Interactive), Cosmi, Microsoft, Activision, Interplay, Hasbro Interactive and Virgin are the Company's primary competitors. In addition, it is possible that certain large software companies, hardware companies and media companies may increasingly target the value line segment of the software market resulting in additional competition.

The Company believes that increasing competition in the consumer software market may result in lower selling prices, which could adversely affect the Company's business, operating results and financial condition. To the extent that competitors achieve performance, price or other selling advantages, the Company could be adversely affected. In addition, commercial acceptance of new technologies such as the Internet may reduce demand for the Company's existing products. Extensive price competition, reduced demand, or distribution channel changes may have a material adverse effect on the Company's business, financial condition, liquidity and operating results.

The market is also extremely competitive with respect to access to third-party developers and content providers. To the extent that competitors achieve better access to distribution channels, have greater financial resources to pay for development fees or royalties, or have developed a widely-recognized reputation, the Company may not be successful in competing for the most sought-after content for its products.

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

The Company's product or marketing manager ("project manager") oversees the development of a product from conception through completion, and controls the scope, design, content, and management of the project. The Company seeks to design new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and upgrades to achieve a "better than" positioning relative to direct competitive products. Once a product is approved for development, a design specification is created that includes the product's features, estimated development time and cost, projected delivery date and projected selling price. Whenever possible, the software is designed to incorporate technology used in the Company's current products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including packaging and documentation, is designed to comply with a manufacturing specification that will meet the Company's margin requirements at the intended consumer price points.

The project manager executes the project with a project team that typically may include programmers, designers, artists, writers and testers. The project team members may be employees of the Company or independent contractors depending on the scheduling of and skills required for each project.

The Company's internal development efforts focus primarily on product design and features, consistent user interfaces, and product quality and consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming and content when such utilization results in a more efficient method of creating a higher quality product. Using this method, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development costs and risks. Development costs associated with externally licensed technology are generally paid through royalties based on actual sales which reduces the Company's investment risk in a product.

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

DEPENDENCE ON KEY PERSONNEL

The continued success of the Company depends to a significant extent upon the continued performance and contribution of its top management and its ability to continue to attract, motivate and retain highly qualified employees. The loss of the services of any of the Company's top management could have a material adverse effect on the Company's business, operating results and financial condition. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially and adversely affect the Company's business, operating results and financial condition.

BACKLOG

The Company typically ships its products within a short period of time after accepting a customer's order, which is common in the computer software industry. Consequently, the Company does not generate a backlog of orders which would be a significant or important indicator of future revenues or earnings.

CUSTOMER AND TECHNICAL SUPPORT

Customer and technical support standards are very high in the computer software market. In order to remain competitive, the Company provides telephone and Internet technical support to its customers at no additional charge. However, costs associated with these activities are not significant. The Company believes that high-quality, user-friendly support aids in the product development process and, therefore, the Company's growth, by providing valuable feedback to its marketing and software development personnel.

OPERATIONS

The Company's accounting, purchasing, inventory control, scheduling, order processing, operations and development activities are conducted at its headquarters location in Langhorne, PA. Warehousing and production for most product shipments to major customers are performed by independent contractors at their facilities working under the Company's direction. The Company's management information system handles order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, and mailing list management. Subject to credit terms and product availability, orders are typically shipped from the Company's facilities within 24 hours of receiving an order. Third party contractors replicate the software and assemble manuals, catalog inserts and boxes in which the Company's products are shipped. The Company has multiple sources for all components of its products, and has not experienced any material delays in production or assembly.

EMPLOYEES

As of June 30, 1998, the Company had 26 full-time employees of which 4 were employed in software development; 14 in sales, marketing and customer support; and 8 in operations, finance and administration. In addition, the Company utilizes approximately 10 independent contractors in connection with its product development activities. No employees are represented by labor unions, and the Company has never experienced a work stoppage.

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

Policing unauthorized use of an easily duplicated and broadly disseminated product such as computer software is very difficult. Software piracy is expected to be a persistent problem for the software industry for the foreseeable future. Software piracy is a much greater problem in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East. If a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected.

Software developers and publishers are subject to infringement claims, and there has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. If any such claims or litigation, with or without merit, were brought against the Company, such claims could be costly and result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations with respect to such claims or litigation would have a material adverse effect on the Company's business, operating results and financial condition. As of the date of filing this document, the Company is not subject to such a claim.

FACTORS AFFECTING FUTURE PERFORMANCE

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation, economic and competitive conditions in the software business affecting the demand for the Company's products, the Company's need for additional funds, the ability to hire key management personnel to manage anticipated growth, the development, market acceptance and timing of new products, access to distribution channels and the renewal of licenses for key software products. Those factors, the factors discussed below and the factors identified in Management's Discussion and Analysis should be considered by investors in the Company.

EARLY STAGE COMPANY; CONSUMER SOFTWARE BUSINESS; LOSSES. The Company commenced operations in July 1992. The Company experienced significant losses from inception through fiscal 1997. Fiscal 1998 was the first year the Company earned a profit. After earning $1,253,000 in fiscal 1998, the accumulated deficit for the Company at June 30, 1998 was approximately $6,731,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of common stock in October 1995 and through the sale in private offerings of preferred stock and common stock warrants in November 1996 and in January and April 1997. The Company's operations are subject to all of the risks inherent in the development of an early stage business, particularly in a highly competitive industry, including, but not limited to, development, production and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues from the development and marketing of its current and future software products. The development of multimedia software products, which can combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel. Other factors affecting the Company's future success include, but are not limited to, the ability of the Company to overcome problems and delays in product development, market acceptance of products and successful implementation of sales and marketing programs. There can be no assurance the Company will successfully develop a sustainable game or personal productivity software business and achieve profitability.

DEPENDENCE ON DISTRIBUTOR AND ASSOCIATED CREDIT RISK. The Company presently has an exclusive distribution agreement with Slash Corporation ("Slash"), a division of GT Interactive Software Corp. ("GTIS") covering distribution of the Company's products to retailers in North America. As reported in GTIS's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997, GTIS believes that it is currently the largest distributor of consumer software to mass merchants in the United States. During the year ended June 30, 1998, Slash accounted for approximately 81% of the Company's net sales. The Company believes that for the year ending June 30, 1999, Slash could account for 85% or more of the Company's net sales. The Company's agreement with Slash does not specify minimum purchase requirements and can be terminated at any time by Slash. There can be no assurance that Slash will continue to distribute the Company's consumer software. The loss of Slash as a distributor or an inability to collect receivables from Slash or any other adverse change in the Company's relationship with Slash would have a material adverse effect on the Company's business, operating results, liquidity and financial condition.

POTENTIAL INABILITY TO MANAGE GROWTH. The Company's ability to manage growth effectively will depend on its ability to improve and expand its operations, including its financial and management information systems, and to recruit, train and manage additional marketing, sales, software development, operations and administrative personnel. There can be no assurance that management will be able to manage growth effectively, or that it will be able to recruit and retain personnel to meet its needs, and the failure to do either would have a material adverse effect on the Company

NEED FOR ADDITIONAL FUNDS. The Company's future capital requirements will depend on many factors, including cash flow from operations, continued progress in its software development program, competing technological and market developments and the Company's ability to market its products successfully. If the Company is not able to maintain cash flow from operations at a level sufficient to support continued growth of its business, the Company may require additional funds to sustain and expand its product development, marketing and sales activities. Adequate funds for these purposes may not be available or may be available only on terms that would result in significant dilution or otherwise be unfavorable to existing stockholders. If the Company is unable to secure additional funding, or if the Company is unable to obtain adequate funds from operations or external sources when required, the Company's inability to do so would have a material adverse effect on the long-term viability of the Company. Currently, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 6 of this document.

SHARES ELIGIBLE FOR FUTURE SALE. Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price for the Common Stock. Of the 9,371,200 shares of Common Stock outstanding on June 30, 1998, approximately 4,685,128 shares are "restricted securities" which may be sold publicly pursuant to an effective registration statement under the Securities Act or in reliance upon an applicable exemption from the registration requirements of the Securities Act. Of the 4,685,128 shares of restricted securities, 634,667 shares have been registered pursuant to a registration statement on Form S-3, 7,000 shares are subject to piggyback registration rights and 4,043,461 shares are presently eligible for sale under Rule 144 promulgated under the Securities Act. However, of the 4,043,461 shares presently eligible for sale under Rule 144, approximately 2,351,000 shares have been subject to certain restrictions on their sale pursuant to lock-up agreements with the Pennsylvania Securities Commission entered into at the time of the Company's initial public offering. These lock-up agreements expire on October 14, 1998, which could result in increased sales of such restricted shares. As of June 30, 1998, options and warrants to purchase 2,064,938 shares of Common Stock were outstanding, of which 1,545,938 were immediately exercisable, but only 230,913 were in-the-money as of June 30, 1998. Shares issuable upon the exercise of these stock options and warrants will be eligible for sale pursuant to an effective registration statement or in reliance upon an applicable exemption from the registration requirements of the Securities Act.

RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances and responses to customer requirements. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business and operating results could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, liquidity and operating results.

UNCERTAINTY OF FUTURE OPERATING RESULTS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Historical results of the Company's revenue and operating results are not necessarily indicative of future growth, or of future operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 6 of this document for a discussion of the Company's historical operating results.
Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenues and operating results for any quarter are subject to variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful until a representative historical time period is established and should not be relied upon as indications of future performance.

HIGHLY COMPETITIVE MARKET; PRICING CONCERNS; RAPIDLY CHANGING MARKETING ENVIRONMENT. The markets for personal computer software for games, productivity or education/reference and lifestyle applications are highly competitive, particularly at the retail shelf level where a rapidly increasing number of software titles are competing for the same amount of shelf space. There are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include the traditional attributes used in determining a product's value such as: vendor and product reputation; product quality, performance and price; product functionality and features; product ease-of-use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved, and while the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products, which are comparable or superior to those offered by the Company, offer lower priced products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors current products and innovations. There can be no assurance that the Company will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business operating results and financial condition.

POSSIBLE INADEQUACY OF PROTECTION OF SOFTWARE TECHNOLOGY; TRADENAMES AND OTHER PROPRIETARY RIGHTS. The Company's success depends in part on its ability to protect its proprietary rights to the technologies and concepts used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results. The Company may from time to time be notified that it is infringing on certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and the Company's technology will create new products and technology that may give rise to claims of infringement. While no actions are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Any such action could result in substantial cost to and diversion of resources of the Company. If the Company were found to infringe upon the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the advent of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, including members of senior management. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

INTERNATIONAL SALES. In fiscal 1998, the Company derived approximately 8% of its total revenues from international sales versus 4% in 1997. International business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in supporting foreign customers, difficulties in managing foreign distributors, potentially adverse tax consequences, the burden of complying with a wide variety of complex operations, customs, foreign laws, regulations and treaties and the possibility of difficulties in collecting accounts receivable.

ACQUISITION-RELATED RISKS.   Since its initial public offering the Company has
acquired Applied Optical Media Corporation, Virtual Reality Laboratories, Inc., and Software Partners Publishing and Distribution Limited (see Note 17 of the Consolidated Notes to the Financial Statements). The process of integrating the business operations of acquired companies into the Company's operations could result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. If the Company's management is not able to respond to these challenges effectively, the Company's results of operations could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of the acquisitions will be realized. The Company believes that its future growth will depend, in part, on its ability to continue to identify, acquire and integrate companies, which have software development and publishing capabilities. While the Company reviews acquisition opportunities in the ordinary course of its business, some of which may be material and some of which are currently under investigation or discussion, the Company presently has no commitments or undertakings with respect to any material acquisitions. There can be no assurance that the Company will be successful in identifying and acquiring suitable acquisition candidates or integrating such acquired businesses into the Company's operations.

POTENTIAL FAILURE OF PRODUCT LIABILITY LIMITATIONS. The Company's license agreements with customers typically contain provisions designed to limit their exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, liquidity and financial condition.


YEAR 2000 ISSUES.   The Company has reviewed its critical information systems
for Year 2000 compliance and has developed a plan to remedy any deficiencies in a timely manner. The Company expects to resolve Year 2000 compliance issues relating to its software primarily through normal upgrades of its software or, when necessary, through replacement of existing software with Year 2000 compliant applications. The cost of these upgrades or replacements, which are estimated to be less than $10,000, is not expected to be material to the Company's financial position or results of operations. However, there can be no assurance that such upgrades and replacements can be completed on schedule or within estimated costs or will successfully address the Company's Year 2000 compliance issues. In addition, the Company is in the process of seeking verification from its key distributors, vendors and suppliers that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected.

STOCK PRICE VOLATILITY. The Company believes that a variety of factors could cause the price of its Common Stock to fluctuate, perhaps substantially, including quarter to quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of software and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

LISTING OF SECURITIES; RISK OF LOW PRICED STOCKS. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol ROMT. A listed company may be delisted if it fails to maintain minimum levels of stockholders' equity, shares publicly held, number of stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At June 30, 1998 the Company satisfied the minimum level of stockholders' equity required to be listed ($2,000,000) and all other aspects of its listing agreement.

If the Company fails to maintain the criteria for trading on the Nasdaq SmallCap Market, its Common Stock may be delisted. Public trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets," or on the NASD's "Electronic Bulletin Board." If the Common Stock were delisted, it may be more difficult to dispose of, or even to obtain quotations as to the price of, the Common Stock and the price, if any, offered for the Common Stock may be substantially reduced.

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

ITEM 2.          PROPERTIES

The Company leases 11,000 square feet of office, development and warehouse space in Langhorne, PA. The Company believes that its current facilities will be adequate for the Company's anticipated needs through fiscal 1999. (See Note 6 to Notes to Consolidated Financial Statements in Item 7 contained in this report incorporated herein by reference for additional information concerning properties leased by the Company). The Company anticipates that it may require additional space as its business grows but anticipates no difficulty in obtaining such space in the vicinity of its current facilities on terms substantially similar to those of the Company's current lease.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq SmallCap Market System ("Nasdaq") under the symbol ROMT. The following are the range of high and low bid prices for fiscal 1998 and 1997, as reported by Nasdaq:

                                                                    High             Low
                                                                    ----             ---

            Fiscal 1997
            -----------
                 First quarter                                    $6.000          $3.625
                 Second quarter                                   $5.875          $5.000
                 Third quarter                                    $5.500          $3.625
                 Fourth quarter                                   $5.000          $1.250

            Fiscal 1998
            -----------
                 First quarter                                    $2.000          $0.969
                 Second quarter                                   $3.000          $1.500
                 Third quarter                                    $2.813          $2.375
                 Fourth quarter                                   $2.719          $1.719

On August 26, 1998, the approximate number of stockholders of record of the Company's Common Stock was 2,150. The Company has not paid any dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the Company contained elsewhere herein.

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

NET SALES AND COST OF SALES

    Net sales for the year ended June 30, 1998 were $9,276,000 compared to $4,383,000 for the year ended June 30, 1997, representing an increase of $4,893,000 or 112%. This increase resulted from a $6,605,000 increase in sales of the Company's Galaxy Series' products, including its Galaxy of Games, Galaxy of Home Office Help, Galaxy of Arcade and Game Master products. The increase was partially offset by a $1,712,000 decrease in non-Galaxy Series product sales, as a result of the discontinuation of sales of such products during the 1998 fiscal year. The Company primarily distributes its Galaxy Series' products in North America through a large national distributor, Slash Corporation ("Slash"), a division of GT Interactive Software Corporation. The Company's product sales to Slash accounted for 81% and 35% of the Company's net sales for the years ended June 30, 1998 and 1997, respectively. The Company believes that for the year ending June 30, 1999, sales to Slash could account for 85% or more of the Company's net sales. The Company's agreement with Slash does not specify minimum purchase requirements and can be terminated at any time by Slash. The Company intends to focus its efforts on diversifying its distribution channels, including distribution via the Internet and expanding international distribution of its products.


    The cost of sales for the year ended June 30, 1998 were $3,442,000 compared to $1,571,000 for the year ended June 30, 1997, representing an increase of $1,871,000 or 119%. This increase was caused primarily by the additional product costs of $1,661,000 associated with the increased product sales during
the 1998 fiscal year.   Product costs consists mainly of replicated compact
discs, printed materials, protective jewel cases and attractive boxes for certain products. The decrease in gross profit margin to 62.9% from 64.2% was caused primarily by the discontinuance of direct mail sales in the year ended June 30, 1998, which yielded a significantly higher gross profit than distributor sales, but resulted in significantly higher marketing costs reflected in the operating expenses for the year ended June 30, 1997.

OPERATING EXPENSES

    Product development expenses for the year ended June 30, 1998 were $397,000 compared to $415,000 for the year ended June 30, 1997, a decrease of $18,000 or 4.3%. This decrease was caused primarily by a $122,000 decrease in salary and related costs for employees engaged in development activities, which was partially offset by a $100,000 increase in net contractor costs due mainly from a $90,000 reimbursement for a development contract received in the year ended June 30, 1997.

    Selling, general and administrative expenses for the year ended June 30, 1998 were $4,135,000 compared to $3,998,000 for the year ended June 30, 1997, an increase of $137,000 or 3.4%. This increase was caused primarily by increases in marketing promotional fees of $471,000, legal fees of $108,000 and the asset write-off relating to the terminated FileABC Asset Acquisition of $175,000, which were partially offset by a decrease in direct mail marketing costs of $630,000.

    The Company closed its San Luis Obispo, CA facility on September 19, 1997 and the space previously occupied has been leased to a third party. The Company has been released from its lease obligation pertaining to the San Luis Obispo facility and the closure of the facility had no material financial impact on the Company.

    Net interest expense for the year ended June 30, 1998 was $46,000 compared to $48,000 for the year ended June 30, 1997, a decrease of $2,000 or 4.2%. The reason for this decrease was the reduction of long term debt and capital lease obligations due to normal monthly principal payments made during the year ended June 30, 1998.

    The weighted average common shares outstanding on a diluted basis increased 3,274,089 for the year ended June 30, 1998. During the year ended June 30, 1998, 303,030 shares of common stock were issued in connection with the conversion of the Class One Convertible Preferred Stock, 907,948 shares of common stock were issued in connection with the conversion of 1,271,340 shares of the Class Two Convertible Preferred Stock, 1,487,508 shares of common stock were issued in connection with the conversion of 1,250,000 shares of the Class Three Convertible Preferred Stock, and 137,100 shares of common stock were issued in connection with the exercise of 117,100 warrants and 20,000 stock options. In addition, due to the $118,000 and $559,000 accretion of the beneficial conversion feature of the Class Two and Class Three Convertible Preferred Stock for the years ended June 30, 1998 and 1997, respectively, the Company's net income per common share was negatively impacted by $0.01 for the year ended June 30, 1998, and the Company's net loss per common share was negatively impacted by $.09 for the year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The financial information presented reflects the Company's financial position as of June 30, 1998.

    As of June 30, 1998, the Company's cash and working capital balances were $953,648 and $2,415,021, respectively. During the year ended June 30, 1998, the Company received $274,200 in net proceeds from the exercise of 117,100 warrants and 20,000 stock options. After accounting for the above transactions and the Company's $1,252,630 in net income, total stockholders' equity at June 30, 1998 was $2,594,652.

    As indicated in the accompanying financial statements, the Company's net income for fiscal 1998 was $1,252,630 and the Company's net loss for fiscal 1997 was $1,650,925. In addition, cash provided by operating activities for fiscal 1998 was $706,496, which compared favorably to cash used by operating activities in fiscal 1997 of $2,556,976. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. The Company believes cash and working capital balances will be sufficient to fund the Company's
operations for the foreseeable future.   However, there can be no assurances
that the Company will continue achieving a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

    At June 30, 1998 the Company continued to satisfy the minimum level of stockholders' equity required and all other aspects of its listing agreement for the Nasdaq SmallCap Market. At June 30, 1998, the Company had $2,594,652 in net tangible assets.

SEVERANCE CHARGE

    On June 22, 1998, the Company accepted the resignation of Joseph A. Falsetti, the Company's Chairman and Chief Executive Officer, who left to pursue other interests. As the result of the separation agreement and general release dated June 22, 1998 between the Company and Mr. Falsetti, the Company expensed approximately $225,000 in severance costs in the year ended June 30, 1998 which is to be paid out over twelve months.

SUBSEQUENT EVENT

    On August 14, 1998, the Company acquired all of the outstanding stock of Software Partners Publishing and Distribution Limited ("Software Partners"), a United Kingdom-based software distributor, in exchange for 150,000 shares of the Company's Common Stock valued at approximately $213,000. This acquisition will be accounted for as a purchase and the corresponding goodwill in the approximate amount of $200,000 will be amortized over five years. At June 30, 1998 the Company had a trade accounts receivable of $122,000 with Software Partners and for the year ended June 30, 1998 the Company had recorded $457,000 in sales with Software Partners. The Company believes that this acquisition will allow the Company to expand its product offerings in the United Kingdom, while providing a base for the Company to distribute its products into the European markets.

EARNINGS PER SHARE

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which became effective in the second quarter of fiscal 1998. This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. It also requires a reconciliation of the basic EPS computation to the diluted EPS
computation.   All prior periods have been restated to conform to this
standard.

    Since the Company experienced a net loss in fiscal 1997, common stock equivalents such as stock options, warrants and other instruments which were convertible into common stock were anti-dilutive, and as such were not used in calculating diluted EPS for fiscal 1997. In fiscal 1998, the Company's diluted EPS was effected by these types of common stock equivalents, since the Company experienced net income for the year.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company will be required to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company currently does not have any items of other comprehensive income, and therefore the adoption of this standard will not have an impact on the Company's financial reporting practices.

    The Company will be required to adopt Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which will become effective for fiscal year 1999. The Company continues to operate in one segment, and therefore the adoption of this standard will not have an impact on the Company's financial statement disclosures.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (the "SOP"). The SOP established criteria for recognizing revenue in certain software sales arrangements. The SOP will be effective for fiscal year 1999 and will be adopted by the Company on a prospective basis. The Company believes that the adoption of the SOP will not have a material financial impact on the results of operations.

    The Company will be required to adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits", which revises employers' disclosures about pension and other post-retirement benefit plans. This standard is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of this standard will have any impact on the Company's financial statement disclosures.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage or plan to engage in derivative or hedging activities, it does not expect that there will be any impact to the Company's results of operations, financial position or cash flows upon the adoption of this standard.

YEAR 2000

    The Company has reviewed its critical information systems for Year 2000 compliance and has developed a plan to remedy any deficiencies in a timely manner. The Company expects to resolve Year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software with Year 2000 compliant applications. The cost of these upgrades or replacements, which are estimated to be less than $10,000, is not expected to be material to the Company's financial position or results of operations. However, there can be no assurance that such upgrades and replacements can be completed on schedule or within estimated costs or will successfully address the Company's Year 2000 compliance issues. In addition, the Company is in the process of seeking verification from its key distributors, vendors and suppliers that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected.

FORWARD-LOOKING STATEMENTS

    This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: the Company's efforts to diversify the distribution channels used to distribute its products, including use of the Internet and expansion into international markets through the Company's wholly-owned subsidiary, Software Partners Publishing and Distribution; the projected percentage of sales of the Company's products to Slash Corporation during the 1999 fiscal year; the sufficiency of the Company's cash and working capital balances to fund the Company's operations in the future; the affect of adopting new accounting pronouncements on the Company's financial statements and practices; the Company's expectations and cost estimates regarding its Year 2000 compliance efforts; and the success of the Company's Galaxy branding strategy. All forward-looking statements are based on current expectations regarding significant risk factors, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in this report will be achieved.

    The following important factors, among others, could affect the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the success of the Galaxy branding strategy and market acceptance of the Company's Galaxy Series titles in the United States and international markets; the allocation of adequate shelf space for the Company's products in major retail chain stores; successful sell-through results for the Company's products at retail stores; the continued success of the distribution relationship between the Company with Slash Corporation; the continued expansion of the computer in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; access to alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; the ability of the Company and its key distributors, vendors and suppliers to effectively address Year 2000 compliance issues; and various other factors, many of which are beyond the Company's control. The Company does not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of the Company.

ITEM 7.          FINANCIAL STATEMENTS

                                 RomTech, Inc.
                   Index to Consolidated Financial Statements




                                                                                        Page
                                                                                        ----
Independent Auditors' Report.......................................................      21

Consolidated Balance Sheet June 30, 1998...........................................      22

Consolidated Statements of Operations for the years
ended June 30, 1998 and 1997.......................................................      23

Consolidated Statements of Stockholders' Equity for the years
ended June 30, 1998 and 1997.......................................................      24

Consolidated Statements of Cash Flows for the years
ended June 30, 1998 and 1997.......................................................      25

Notes to Consolidated Financial Statements.........................................      27

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
RomTech, Inc.:

We have audited the accompanying consolidated balance sheet of RomTech, Inc. and subsidiary as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RomTech, Inc. and subsidiary as of June 30, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
August 14, 1998

                                 ROMTECH, INC.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998

                                                                        1998
                                                                        ----
ASSETS
Current assets:
   Cash and cash equivalents                                        $   953,648
   Restricted cash                                                       16,531
   Accounts receivable, net of allowances totaling $60,000            1,978,238
   Inventory                                                            800,742
   Prepaid expenses                                                      79,363
                                                                    -----------
          Total current assets                                        3,828,522

Furniture and equipment, net                                            253,864
Intangibles and other assets                                            321,036
                                                                    -----------
          Total assets                                              $ 4,403,422
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable                                                     $    44,341
   Accounts payable                                                     853,754
   Accrued expenses                                                     489,848
   Capital lease obligations                                             25,558
                                                                    -----------
          Total current liabilities                                   1,413,501

Capital lease obligations, net of current portion                        20,070
Note payable-long term portion                                          225,199
Convertible subordinated debt                                           150,000
                                                                    -----------
          Total liabilities                                           1,808,770

Commitments and contingencies - Notes 6, 12, 13 and 17

Stockholders' equity:
  Common stock, no par value (40,000,000 shares authorized;
    9,371,200 issued and outstanding)                                 8,176,826
  Additional paid in capital                                          1,148,550
  Accumulated deficit                                                (6,730,724)
                                                                    -----------
          Total stockholders' equity                                  2,594,652
                                                                    -----------
          Total liabilities and stockholders' equity                $ 4,403,422
                                                                    ===========

See accompanying notes to consolidated financial statements.

                                 ROMTECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                               1998               1997
                                                               ----               ----

Net sales                                                   $9,275,889        $4,382,693

Cost of sales                                                3,441,793         1,571,064
                                                            ----------       -----------

Gross profit                                                 5,834,096         2,811,629

Operating expenses:
     Product development                                       397,272           414,973
     Selling, general and administrative                     4,135,266         3,997,747
                                                            ----------       -----------
        Total operating expenses                             4,532,538         4,412,720
                                                            ----------       -----------

Operating income/(loss)                                      1,301,558        (1,601,091)

Interest expense, net                                           45,859            48,104
Provision for taxes                                              3,069             1,730
                                                            ----------       -----------

Net income/(loss)                                            1,252,630        (1,650,925)

Accretion of beneficial conversion feature on
  preferred stocks, including dividend  payable in
  the form of common stock                                     117,991           559,434
                                                            ----------       -----------

Net income/(loss) attributable to common stock              $1,134,639       ($2,210,359)
                                                            ==========       ============

Net income/(loss) per common share - basic                       $0.13            ($0.35)
                                                                 =====            =======
Net income/(loss) per common share - diluted                     $0.12            ($0.35)
                                                                 =====            =======

Weighted average common shares outstanding - basic           8,716,756          6,380,517
                                                             =========          =========

Dilutive effect of common stock equivalents                    937,850              - 0 -
                                                             ---------          ---------

Weighted average common shares outstanding - diluted         9,654,606          6,380,517
                                                             =========          =========

See accompanying notes to consolidated financial statements.

                                 ROMTECH, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1998 AND 1997



                                            Preferred Stock           Common Stock        Additional
                                            ---------------           ------------          Paid-in    Accumulated   Stockholders'
                                          Shares       Amount       Shares     Amount       Capital      Deficit        Equity
                                          ------       ------       ------     ------       -------      -------        ------
Balance as of June 30, 1996               1,000,000    $1,000,000   6,285,128  $4,217,517   $747,738  ($5,655,004)      $310,251

Net loss                                                                                               (1,650,925)   (1,650,925)

Shares issued in connection with
  exercise of warrants and options                                    244,571     109,344        656                     110,000

Shares issued in connection with
  Class Two Preferred, net of
  beneficial conversion feature           1,271,340       941,340                            330,000                   1,271,340

Shares issued in connection with
  Class Three Preferred, net of
  beneficial conversion feature           1,250,000       937,000                            313,000                   1,250,000

Effects from the beneficial conversion
feature of Class Two Preferred                            326,284                                        (326,284)         - 0 -

Effects from the beneficial conversion
  feature of Class Three Preferred                        211,275                                        (211,275)         - 0 -

  Costs incurred with Class Two and
    Class Three Preferred                                                                  (242,844)                   (242,844)

Stock dividend accrued
  on Class Three Preferred                                                         21,875                 (21,875)         - 0 -

Other equity transactions                                               5,915      20,000                                 20,000
                                          ---------    ----------   ---------  ---------- ----------  ------------  ------------
Balance as of June 30, 1997               3,521,340    $3,415,899   6,535,614  $4,368,736 $1,148,550  ($7,865,363)    $1,067,822

Net income                                                                                               1,252,630     1,252,630

Shares issued in connection with
  exercise of warrants and options                                    137,100     274,200                                274,200

Shares issued in connection with the
  conversion of Class One Preferred     (1,000,000)   (1,000,000)     303,030   1,000,000                                  - 0 -

Shares issued in connection with the
  conversion of Class Two Preferred     (1,271,340)   (1,271,340)     907,948   1,271,340                                  - 0 -

Shares issued in connection with the
  conversion of Class Three Preferred   (1,250,000)   (1,250,000)   1,487,508   1,250,000                                  - 0 -

Effects from the beneficial conversion
  feature of Class Two Preferred                            3,716                                          (3,716)         - 0 -

Effects from the beneficial conversion
  feature of Class Three Preferred                        101,725                                        (101,725)         - 0 -

Stock dividend accrued
  on Class Three Preferred                                                         12,550                 (12,550)         - 0 -
                                           --------    ----------   ---------  ---------- ----------  ------------    ----------
Balance as of June 30, 1998                   - 0 -         - 0 -   9,371,200  $8,176,826 $1,148,550  ($6,730,724)    $2,594,652
                                              =====         =====   =========  ========== ==========  ============    ==========

See accompanying notes to consolidated financial statements.

                                 ROMTECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                                  1998             1997
                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                            $1,252,630       ($1,650,925)
  Adjustments to reconcile net income/(loss) to net cash
       from operating activities:
  Depreciation and amortization                                   262,276            220,455
  Loss on disposal of equipment                                    - 0 -               4,683
  Changes in items affecting operations:
      Restricted cash                                               8,257           (24,788)
      Accounts receivable                                       (944,766)          (608,174)
      Prepaid expenses                                            146,154          (184,107)
      Inventory                                                 (431,160)          (164,361)
      Accounts payable                                            216,312            261,275
      Accrued expenses                                            196,793          (411,034)
                                                               ----------       ------------
Net cash provided by (used in) operating activities               706,496        (2,556,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and maturities of short term investments                    - 0 -            398,952
  Purchase of furniture and equipment                           (187,416)           (80,175)
  Purchase of software rights and other assets                  (217,615)          (294,656)
  Repayments of loan from related party                             2,000              2,750
                                                               ----------       ------------
Net cash provided by (used in) investing activities             (403,031)             26,871

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible preferred
    stock                                                           - 0 -          2,178,496
  Repayments of notes payable                                    (39,594)          (133,834)
  Proceeds from exercise of warrants and stock options            274,200             10,000
  Repayments of lease obligations                                (29,897)           (33,746)
                                                               ----------       ------------

Net cash provided by financing activities                         204,709          2,020,916

Net increase (decrease) in cash and cash equivalents              508,174          (509,189)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             445,474            954,663
                                                               ----------       ------------
  End of period                                                $  953,648       $    445,474
                                                               ==========       ============

See accompanying notes to consolidated financial statements.

                                 ROMTECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1998 AND 1997


                                                                           1998             1997
                                                                           ----             ----
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                                    $56,229          $80,638
                                                                          =======          =======


Non-cash investing and financing activities:


      Capital lease additions                                             $ - 0 -          $81,643
                                                                          =======          =======

      Conversion of debt for $100,000 of convertible preferred
        stock and $100,000 exercise of common stock warrants              $ - 0 -         $200,000
                                                                          =======         ========

      Conversion of debt for common stock                                 $ - 0 -          $20,000
                                                                          =======          =======

See accompanying notes to consolidated financial statements.

                                 ROMTECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

RomTech, Inc. (the "Company") a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and resells a diversified line of personal computer software for consumer, educational and business applications. The Company believes it operates in a single business segment. The Company's product line enables it to serve customers who are seeking a broad range of high-quality, value priced software. The Company's sales are primarily made through a large national distributor. The Company intends to increase its presence on the Internet through a more aggressive web offering including online gaming and a fully functional order entry tool known as a "shopping cart" to grow the Company's direct sales of its line of family-friendly, value-priced consumer software.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of cash and short term investments, accounts receivable, and accounts payable at June 30, 1998 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. The Company's debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

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

LONG-LIVED ASSETS

In accordance with Statement of Financial Standards Board No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets, including intangible assets, used in operations when indicators of impairment are presented and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

INTANGIBLE ASSETS

The Company has intangible assets resulting primarily from the purchase of software rights and clip art images. Accumulated amortization at June 30, 1998 was $285,843. The Company amortizes these intangible assets over three years and recorded amortization expense of $141,217 and $133,481 for the years ended June 30, 1998 and 1997, respectively.

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

Allowance for product returns:

The Company distributes the majority of its products through a large national distributor, which is covered by a distributor agreement that does not allow for the return of non-defective products. As of June 30, 1998 the Company has only received defective returns from this distributor, which have been immaterial. For other distributors the Company maintains a return policy that allows for return of products according to negotiated terms relating to overstocking or defective products. The Company records an allowance for returns as a reduction of gross sales at the time of product shipment. The allowance, which is included in accounts receivable, is estimated based primarily upon historical experience, analysis of distributor and retailer inventories of the Company's products and analysis of market conditions. Gross product sales subject to returns were approximately $9,261,000 and $4,334,000 for the years ended June 30, 1998 and 1997, respectively, and returns during the same periods were $39,000 and $270,000, respectively.

Software licenses and royalties:

Software license revenue and royalties are recognized as revenue at the time the Company has completed all significant performance obligations under the terms of the license agreement and when any amounts advanced or received are non-refundable. Revenues from licenses and royalties were approximately $54,000 and $319,000 for the years ended June 30, 1998 and 1997, respectively.

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

ADVERTISING

Advertising cost is charged to expense as incurred. Advertising expense was approximately $520,000 and $981,000 for the years ended June 30, 1998 and 1997, respectively.

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

COMPUTATION OF EARNINGS/(LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which became effective in the second quarter of fiscal 1998. This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities, with complex capital structures. It also requires a reconciliation of the basic EPS computation to diluted EPS computation. Management believes that the adoption of this standard did not have a material impact on the Company's financial reporting practices.

Since the Company experienced a net loss in fiscal 1997, common stock equivalents such as stock options, warrants and other instruments which were convertible into common stock were anti-dilutive, and as such were not used in calculating that year's EPS. In fiscal 1998, the Company's diluted EPS was effected by these types of common stock equivalents, since the Company experienced net income for the year.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which became effective for the year ended June 30, 1997. The Company continues to apply APB25 and related interpretations in accounting for its stock options to employees and directors. See footnote 11 for pro forma disclosures.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company will be required to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company currently does not have any items of other comprehensive income, and therefore the adoption of this standard will not have an impact on the Company's financial reporting practices.

The Company will be required to adopt Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which will become effective for fiscal year 1999. The Company continues to operate in one segment, and therefore the adoption of this standard will not have an impact on the Company's financial statement disclosures.

In October 1997, the American Institute of Certified Public Accountants issued
Statement of Position 97-2, "Software Revenue Recognition" (the "SOP").   The
SOP established criteria for recognizing revenue in certain software sales arrangements. The SOP will be effective for fiscal 1999 and will be adopted by the Company on a prospective basis. The Company does not expect the SOP to have a significant effect on the Company's financial position or results of operations.

The Company will be required to adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits", which revises employers' disclosures about pension and other post-retirement benefit plans. This standard is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of this standard will have any impact on the Company's financial statement disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage or plan to engage in derivative or hedging activities, there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of this standard.


2.  INVENTORY

Inventory consists of the following:

    Raw materials                                                    $415,949
    Finished goods                                                    384,793
                                                                     --------
                                                                     $800,742
                                                                     ========

3.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

    Equipment                                                        $251,009
    Furniture                                                         217,393
    Equipment under capital leases                                    154,332
                                                                     --------
                                                                      622,734
    Accumulated depreciation                                         (368,870)
                                                                     --------
    Furniture and equipment, net                                     $253,864
                                                                     ========

4.  ACCRUED EXPENSES

Accrued expenses consist of the following:

    Accrued payroll                                                  $266,329
    Accrued marketing promotions                                       85,970
    Accrued professional fees                                          49,135
    Accrued royalties                                                  54,885
    Other accrued expenses                                             33,529
                                                                     --------
                                                                     $489,848
                                                                     ========

5.  NOTE PAYABLE

Note payable consists of the following:


    Note payable to bank, bearing interest at the prime rate plus 2.75%
    (11.25% at June 30, 1998).  Matures on March 24, 2003, principal and interest of $6,035 payable monthly.  The note is guaranteed by a
    former officer of the Company and the Small Business Administration.        $269,540
    Less current portion                                                          44,341
                                                                                --------

    Long term portion                                                           $225,199
                                                                                ========

6.  LEASE OBLIGATIONS

The Company leases its operating facility under an operating lease expiring in September 2002. Rent expense was $157,000 and $128,000 for the years ended June 30, 1998 and 1997, respectively.

The Company has financed the purchase of office equipment through capital lease agreements. The obligations are collaterallized by the leased equipment, which had a net book value of approximately $36,000 and $71,000 at June 30, 1998 and 1997, respectively and are recorded in Furniture and Equipment.

Future payments of leases are as follows:

                                                   Operating      Capital
                                                    Leases        Leases       Total
                                                    ------        ------       -----
  1999                                             $109,641      $29,630      $139,271
  2000                                               94,317       14,719       109,036
  2001                                               86,114        5,954        92,068
  2002                                               85,087          992        86,079
  2003                                               21,450        - 0 -        21,450
                                                   --------      -------      --------
                                                   $396,609       51,295      $447,904
                                                   ========      -------      ========
  Less interest                                                   (5,667)
                                                                 -------
  Present value of future lease payments                          45,628
  Less current portion                                           (25,558)
                                                                 -------
  Long term portion                                              $20,070
                                                                 =======

7.  CONVERTIBLE SUBORDINATED DEBT

In connection with the merger of its subsidiary with Virtual Reality Laboratories, Inc. ("VRLI") on April 5, 1996 the Company assumed $150,000 of 10% convertible subordinated debt, maturing in November 2000. The note is convertible into 46,685 shares of common stock at a price of $3.213 per share, (the conversion price established at the time of the merger), at anytime by the holder. Interest is payable quarterly. The convertible debt is subordinated to the note payable ($269,540 at June 30, 1998) guaranteed by the Small Business Administration.

8.  INCOME TAXES

No federal income tax expense or benefit was required to be recorded for the periods presented. Any deferred tax asset was offset by a valuation allowance of equal amount, as management believed that the realization of such deferred tax asset was not assured.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 is as follow:

                                                          1998             1997
                                                          ----             ----
Deferred tax assets:
  Accrued expenses and other                             $108,900         $61,680
  Bad debt reserve                                         10,927          28,014
  Other reserves                                           28,741          53,027
  Net operating losses                                  1,742,696       2,244,205
                                                      -----------     -----------
      Gross deferred tax assets                         1,891,264       2,386,926
  Less: Valuation allowance                            (1,891,264)     (2,386,926)
                                                      -----------     -----------
  Net deferred tax assets                                   - 0 -           - 0 -

Deferred tax liabilities:                                   - 0 -           - 0 -
                                                      -----------     -----------

  Net deferred tax assets/(liabilities)                   - $ 0 -         - $ 0 -
                                                      ===========     ===========

As of June 30, 1998, the Company has approximately $5,000,000 of net operating loss carry-forwards ("NOL's") for federal income tax purposes (expiring in years 2005 through 2013), which may be available to offset future federal taxable income for tax purposes. The Company's NOL's may be subject to the provisions of Internal Revenue Code ("IRC") Section 382, as established by the Tax Reform Act of 1986, related to changes in stock ownership. The Company intends to have a study performed in fiscal 1999 to make a determination on what effect, if any, the application of IRC section 382 may have on the utilization of the NOL's. Should these regulations apply, the amount of the NOL's that can be utilized to offset taxable income in future periods may be subject to an annual limitation. As a result of the Company's previous acquisitions, it is possible that some portion of the NOL's may never be utilized due to this IRC Section 382 limitation. The Company determined that it had sufficient post-acquisition NOL's not to record any federal tax liability as of June 30, 1998.

9.  PREFERRED STOCK

During the year ended June 30, 1998, 1,000,000 shares of the Company's Class One Convertible Preferred Stock were converted into 303,030 shares of Common Stock; 1,271,340 shares of the Company's Class Two Convertible Preferred Stock were converted into 907,948 shares of Common Stock; and 1,250,000 shares of the Company's Class Three Convertible Preferred Stock were converted into 1,487,508 shares of Common Stock. As of June 30, 1998, there were no shares of preferred stock outstanding.

During the years ended June 30, 1998 and 1997 respectively, the Company amortized to accumulated deficit $118,000 and $559,000 in the accretion of the beneficial conversion feature of the Class Two and Class Three Convertible Preferred Stock, including a dividend payable in the form of common stock, which negatively impacted the net income/(loss) per share during the same periods.

10.  COMMON STOCK

On June 30, 1995, the Company amended its articles of incorporation to authorize the issuance of 40,000,000 shares of common stock, without par value, and 10,000,000 shares of preferred stock, without par value.

11.  STOCK OPTIONS AND WARRANTS

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

During 1995, the Company adopted, amended and restated the 1995 Stock Option Plan (the "1995 Plan"). At the 1997 Annual Meeting, the stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of common stock approved during the 1996 Annual Meeting to a total of 1,950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors; and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of the Company. Each non-employee director will receive options for 10,000 shares of common stock upon appointment or election to the board and, in addition, each director receives options for 5,000 shares of common stock on January 1 of each year that they are a director.

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

Information regarding the stock option plans is as follows:

                                                           Number of         Weighted Average
                                                            shares            Exercise Price
                                                            ------            --------------
     Balances, June 30, 1996                                438,793                  $3.29
       Granted                                              580,000                   3.54
       Canceled                                             283,821                   4.30
       Exercised                                              5,000                   2.00
                                                          ---------                  -----
     Balances, June 30, 1997                                729,972                  $3.10

       Granted                                            1,045,000                   2.06
       Canceled                                             528,821                   3.44
       Exercised                                             20,000                   2.00
                                                          ---------                  -----
     Balances, June 30, 1998                              1,226,151                  $2.08
                                                          =========                  =====

At June 30, 1998, 707,151 options outstanding under the 1994 and 1995 Plans were vested and 830,849 options were available for issuance under these plans. The following summarizes information about the Company's stock options outstanding at June 30, 1998:

                                                   Options Outstanding                                   Options Exercisable
                             ------------------------------------------------------------        ----------------------------------
                                                          Weighted Avg.         Weighted                                 Weighted
                                      Number                Remaining             Avg.                Number               Avg.
        Range of                  Outstanding at         Contractual Life       Exercise           Exercisable at        Exercise
     Exercises Prices             June 30, 1998           (in years)             Price             June 30, 1998          Price
     ----------------             -------------           ----------             -----             -------------          -----
        $1.35-$1.57                   176,651                3.93                $1.51                 65,151             $1.50
        $2.00-$3.50                 1,049,500                3.52                $2.18                642,000             $2.08
                                    ---------                ----                -----                -------             -----
        $1.35-$3.50                 1,226,151                3.58                $2.08                707,151             $2.03
                                    =========                                                         =======

In the year ended June 30, 1997, the Company adopted the disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123). As allowed by Statement No. 123, the Company has chosen to continue to account for stock based compensation using Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plans been determined under Statement No. 123, the Company's net income/(loss) and net income/(loss) per share would have been negatively impacted by the pro forma amounts indicated below:

                                                                          Years ended June 30,
                                                                          1998          1997
                                                                          ----          ----
     Net income/(loss) attributable to Common Stock    As reported     $1,134,639   ($2,210,359)
                                                       Pro forma       $  563,254   ($2,619,463)

     Net income/(loss) per share - basic               As reported       $0.13        ($0.35)
                                                       Pro forma         $0.06        ($0.41)

     Net income/(loss) per share - diluted             As reported       $0.12        ($0.35)
                                                       Pro forma         $0.06        ($0.41)

The per share weighted-average fair values of stock options granted during the years ended June 30, 1998 and 1997 were $1.52 and $2.41, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     Years ended June 30,
                                                       1998              1997
                                                       ----              ----
     Dividend yield                                      0%                0%
     Volatility factor                              119.43%            82.01%
     Risk-free interest rate                  5.51% - 6.13%     6.05% - 6.45%
     Average expected option life                4.74 Years        4.64 Years

The fair value of stock options included in the pro forma amounts for the years ended June 30, 1998 and 1997 is not necessarily indicative of future effects on net income/(loss) and net income/(loss) per share. The pro forma net income/(loss) amounts reflect only options granted since July 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net income/(loss) amounts presented above, because compensation cost is reflected over an option's vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

On May 22, 1997, the Company cancelled the options outstanding under the 1995 Plan that had exercise prices in excess of the market price of the Company's common stock on May 22, 1997, and reissued all such options with an exercise price of $3.50. On July 1, 1997 the Company cancelled the options outstanding under the 1995 Plan that had exercise prices in excess of the market price of the Company's common stock on July 1, 1997, and reissued all such options with an exercise price of $2.00.

On March 24, 1998, 20,000 stock options were exercised and the Company received net proceeds of $40,000.

COMMON STOCK WARRANTS:

In April of 1995, the Company received $100,000 in connection with the sale of a warrant to acquire 220,662 shares of the Company's common stock at any time on or before April 27, 2002 at an exercise price of $.45 per share. The warrant holder was also granted certain registration rights for the common stock issuable upon exercise of the warrants, which shares have been registered by the Company In April 1995, the Company issued 15,000 warrants to a group of private investors. These warrants are exercisable at any time on or before May 1, 2000 at an exercise price equal to the greater of $3.00 per share or 120% of the offering price of the Company's common stock pursuant to the first registration statement filed by the Company pursuant to the Securities Act of 1933. No value was assigned to these warrants. On October 18, 1995, in connection with the Company's initial public offering of common stock, the underwriter was granted 155,000 warrants. These warrants are exercisable at anytime on or before October 13, 2000 at an exercise price of $3.60 per share, which exercise price was adjusted as described below. Registration rights were granted for the common stock issuable upon exercise of the underwriter's warrants, and such common stock has been registered by the Company. In addition, 425,000 warrants were issued to the former owners of Applied Optical Media Corporation, of which 1,200 warrants were exercised on March 1, 1996, 45,200 warrants were exercised on January 24, 1997 and 198,687 warrants were exercised on January 30, 1997. The remaining warrants from this group are exercisable at any time on or before October 16, 2002 at an exercise price of $.50 per share. Information regarding the warrants is as follows:


                                               Number of Warrants      Exercise Price
                                               ------------------      --------------
     Balances, June 30, 1996                      593,800              $0.50 - $3.60
       Warrants granted                           605,974                5.50 - 6.25
       Warrants canceled                            - 0 -                      - 0 -
       Warrants exercised                        (243,887)                      0.50
                                                 ---------              ------------
     Balances, June 30, 1997                      955,887              $0.50 - $6.25
       Warrants granted                             - 0 -                      - 0 -
       Warrants canceled                            - 0 -                      - 0 -
       Warrants exercised                        (117,100)                      2.00
                                                 ---------              ------------
     Balances, June 30, 1998                      838,787              $0.50 - $6.25
                                                  =======              =============

On October 1, 1997, the Company adjusted the exercise price of 332,988 warrants to acquire the Company's Common Stock to $2.00 per share, the fair market value of the Company's Common Stock on October 1, 1997, until December 12, 1997. Of the 332,988 warrants, 155,000 were originally issued at $3.60 per share and 177,988 were issued at $6.00 per share. During the second quarter ended December 31,1997, 117,100 such warrants were exercised and the Company received net proceeds of $234,200. The warrants that were not exercised during the exercise price reduction period were subsequently returned to their original exercise prices.

12. COMMITMENTS AND CONTINGENCIES

Under various licensing agreements, the Company is required to pay royalties on the sales of certain products that incorporate licensed content. Royalty expense under such agreements, which is recorded in cost of sales, was approximately $162,000 and $73,000 for the years ended June 30, 1998 and 1997, respectively.

13. RELATED PARTY TRANSACTIONS

During the years ended June 30, 1998 and 1997, the Company engaged in certain related party transactions with a company owned and operated by an individual who also performed the buyer function for the Company as a part-time employee. As of June 30, 1998, this individual was no longer an employee and was continuing to perform the function of a distributor of the Company's line of products. The Company recorded $773,000 in sales and $220,000 in commission expense with this related party during the year ended June 30, 1998. The Company recorded $896,000 in revenues and $332,000 in commission expense with this related party during the year ended June 30, 1997. At June 30, 1998 the Company had a trade accounts receivable of approximately $55,000 with this related party.

On June 22, 1998, the Company accepted the resignation of Joseph A. Falsetti, the Company's Chairman and Chief Executive Officer, who left to pursue other interests. As the result of the separation agreement and general release dated June 22, 1998 between the Company and Mr. Falsetti, the Company expensed approximately $225,000 in severance costs in the year ended June 30, 1998 which is to be paid out over twelve months.

During the year ended June 30, 1997, Odyssey Capital Group L. P., a shareholder of the Company, purchased $200,000 of notes payable previously owed to Ballyshannon Partners L. P., another shareholder of the Company, and exchanged $100,000 of the debt for 100,000 shares of Class Two Convertible Preferred Stock and then exchanged the remaining $100,000 of the debt to pay the exercise price of warrants to purchase 198,687 shares of Common Stock.

14.  MAJOR CUSTOMERS AND EXPORT SALES

During the years ended June 30, 1998 and June 30, 1997 the Company had two customers, which accounted for approximately 81% and 8% and 35% and 20% of net sales, respectively. The Company presently has an exclusive distribution agreement with Slash Corporation ("Slash"), (a division of GT Interactive Software Corp. "GTIS") covering distribution of the Company's products to retailers in North America. GTIS is currently the largest distributor of consumer software to mass merchants in the United States. During the years ended June 30, 1998 and 1997, Slash accounted for approximately 81% and 35%, respectively, of the Company's net sales. The Company believes that for the year ending June 30, 1999 Slash could account for 85% or more of the Company's net sales. The Company's agreement with Slash does not specify minimum purchase requirements and could be terminated at any time by Slash. The amount of export sales included in net sales was approximately $694,000 and $169,000 or 8% and 4% for the years ended June 30, 1998 and 1997, respectively.

15. LIQUIDITY

As indicated in the accompanying financial statements, the Company's net income/(loss) was $1,252,630 and ($1,650,925) in fiscal 1998 and 1997, respectively. In addition, cash provided by (used in) operating activities totaled $706,496 and ($2,556,976) in fiscal 1998 and 1997, respectively. The Company's ability to continue achieving positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. Although, the Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future, the Company may seek to raise additional capital however, there can be no assurances that the Company will achieve a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. As of June 30, 1998 the Company's cash and working capital balances were $953,648 and $2,415,021, respectively.

At June 30, 1998 the Company satisfied the minimum level of stockholders' equity required to be listed ($2,000,000) and all other aspects of its listing agreement. Although management of the Company believes that it will continue to satisfy this requirement, there can be no assurance that this will indeed occur, (see Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources contained in this report incorporated herein by reference for additional information concerning the Company's financial position).

16. TERMINATED ACQUISITION

The Company terminated an Asset Acquisition Agreement (the "Agreement") entered into with FileABC(TM) L.P. ("FileABC") in October 1996, and did not consummate the acquisition of certain assets of FileABC pursuant to the Agreement. On July 8, 1997, the Company filed suit against FileABC in federal court, alleging fraud, deceit and misrepresentation, breach of the covenant of good faith and fair dealing, breach of contract and conspiracy on the part of FileABC and certain of its principals and agents. On June 23, 1998, the Company settled this suit in exchange for a worldwide non-exclusive license to distribute one of the FileABC products.

17.  SUBSEQUENT EVENT

On August 14, 1998, the Company acquired all of the outstanding stock of Software Partners Publishing and Distribution Limited ("Software Partners"), in exchange for 150,000 shares of the Company's Common Stock valued at approximately $213,000. This acquisition will be accounted for as a purchase and the corresponding goodwill in the approximate amount of $200,000 will be amortized over five years. At June 30, 1998 the Company had a trade accounts receivable of $122,000 with Software Partners and for the year ended June 30, 1998 the Company had recorded $457,000 in sales with Software Partners.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors", under the caption "Executive Officers of the Company", and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference herein the information appearing under the caption "Certain Transactions" of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

              The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated, exhibits which were previously filed are incorporated by reference.

                                                                                                     Page
Exhibit No.                                  Description of Exhibit                                 Number
-----------                                  ----------------------                                 ------
  (1) 2.1  Form of Amended and Restated Agreement and Plan of Merger between and among Applied
           Optical Media Corporation and the Registrant ("AOMC Merger Agreement").

  (2) 2.2  Agreement and Plan of Reorganization dated April 4, 1996 by and among the Registrant, the Registrant's wholly-owned subsidiary and Virtual Reality Laboratories, Inc.

  (2) 2.3  Agreement and Plan of Merger dated April 4, 1996 by and among the Registrant, the
           Registrant's wholly-owned subsidiary and Virtual Reality Laboratories, Inc.

      2.4  Sale and Purchase Agreement between the Registrant and the shareholders of Software
           Partners Publishing and Distribution Limited dated August 14, 1998.

  (3) 3.1  Amended and Restated Articles of Incorporation of the Registrant.

(4) 3.2.1  Amended and Restated By-Laws of the Registrant.

  (4) 4.1  Promissory Note in the amount of $350,000 from Virtual Reality Laboratories, Inc. to
           Heller First Capital Corporation dated March 25, 1996; Commercial Security Agreement dated March 25, 1996 between Virtual Reality Laboratories, Inc. and Heller First
           Capital Corporation; and U.S. Small Business Administration Guaranty dated March 25,
           1996.

 (3) 10.1  Form of Redeemable Warrant for the Purchase of the Registrant's Common Shares
           (Exhibit A to AOMC Merger Agreement).

 (3) 10.2  Form of Underwriter's Warrant Agreement.

 (3) 10.3  1994 Stock Option Plan.

     10.4  Amended and Restated 1995 Stock Option Plan.

 (5) 10.5  Form of Purchase Agreement for the Class Two Convertible Preferred Stock (the "Class
           Two Preferred") dated as of November 15, 1996.

 (5) 10.6  Form of Warrant Agreement for the Warrants (the "Warrants") issued to the holders of the Class Two Preferred dated as of November 15, 1996.

 (5) 10.7  Form of Registration Rights Agreement for the Common Stock underlying the Class Two
           Preferred and the Warrants dated as of November 15, 1996.

 (5) 10.8  Form of Agreement amending certain terms of the Class Two Preferred Certificate of
           Designation, Warrants and Registration Rights Agreement dated as of November 15,
           1996.

 (6) 10.9  Purchase Agreement dated January 30, 1997 between RomTech, Inc. and Odyssey Capital
           Group, L.P.

                                                                                                     Page
Exhibit No.                                 Description of Exhibit                                  Number
-----------                                 ----------------------                                  ------
  (6) 10.10  Agreement dated January 30, 1997 between RomTech, Inc. and Odyssey Capital Group,
             L.P.

  (6) 10.11  Registration Rights Agreement dated January 30, 1997 between RomTech, Inc. and
             Odyssey Capital Group, L.P.

  (7) 10.12  Form of Securities Purchase Agreement for the Class Three Convertible Preferred Stock
             (the "Class Three Preferred").

  (7) 10.13  Form of Warrant Agreement for the Warrants (the "Class Three Warrants") issued to the holders of the Class Three Preferred.

  (7) 10.14  Form of Registration Rights Agreement for the Common Stock underlying the Class Three
             Preferred and the Class Three Warrants.

  (8) 10.15  Asset Acquisition Agreement Between RomTech, Inc. and FileABC, LP.

  (9) 10.16  Warrant Agreement dated January 30, 1997 by and between Registrant and PJM Trading
             Company, Inc.

  (9) 10.17  Distribution Agreement dated May 1, 1997 between the Registrant and GT Interactive
             Software.

      10.18  Separation Agreement and General Release dated June 22, 1998 between the Registrant and Joseph A. Falsetti.

      10.19  Amendment to Distribution Agreement dated September 4, 1998 between the Registrant and GT Interactive Software.

       11.1  Computation of Earnings/(Loss) Per Share.

       21.1  Subsidiaries.

       23.1  Consent of KPMG Peat Marwick LLP.

  (10) 24.1  Power of Attorney.

       27.1  Financial Data Schedule.

---------------------------------------

  (1) Incorporated by reference herein from Amendment No. 3 of the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on October 4, 1995.

  (2) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 19, 1996.

  (3) Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1997.

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

  (8) Incorporated by reference herein from the Registrant's Form 10-QSB for the quarter ended September 30, 1996 as filed with the Securities and Exchange Commission on November 14, 1996.

  (9) Incorporated by reference herein from the Registrant's Form 10-KSB for the year ended June 30, 1997 as filed with the Securities and Exchange Commission on September 29, 1997.

 (10)   See signature page.

(b) REPORTS ON FORM 8-K

On April 29, 1998 the Company filed a report on Form 8-K regarding a press release stating the Company's sales and earnings for the quarter ended March 31, 1998.

On June 24, 1998 the Company file a report on Form 8-K regarding a press release announcing a management change.

On July 16, 1998 the Company filed a report on Form 8-K regarding a press release announcing the Company's unaudited results for the fourth quarter and year ended June 30, 1998.

On August 19, 1998 the Company filed a report on Form 8-K regarding a press release announcing the Company's acquisition on August 14, 1998 of Software Partners Publishing and Distribution Limited, a U.K. distributor of personal computer software for consumer entertainment and small office/home office applications.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RomTech, Inc.

By:  /s/ Gerald W. Klein
     -------------------------------------------------------
     Gerald W. Klein, President, Chief Executive Officer and
     Chief Financial Officer

Date: September 10, 1998
      ------------------
         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 10, 1998                                          /s/ Gerald W. Klein
      ------------------                                          --------------------
                                                                  Gerald W. Klein, President, Chief Executive
                                                                  Officer, Chief Financial Officer and Director

Date: September 10, 1998                                          /s/ Thomas W. Murphy
      ------------------                                          --------------------
                                                                  Thomas W. Murphy, Controller and Chief
                                                                  Accounting Officer

         Each person in so signing also makes, constitutes and appoints Thomas
D. Parente, Chairman of the Board of Directors, and Gerald W. Klein, President, Chief Executive Officer and Chief Financial Officer, and each of them severally, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Date: September 10, 1998                          /s/  Thomas D. Parente
      ------------------                          -----------------------
                                                  Thomas D. Parente
                                                  Chairman of the Board of Directors

Date: September 10, 1998                          /s/  Robert M. Aiken, Jr.
      ------------------                          --------------------------
                                                  Robert M. Aiken, Jr.
                                                  Director

Date: September 10, 1998                          /s/  Lambert C. Thom
      ------------------                          ---------------------
                                                  Lambert C. Thom
                                                  Director