Form 10QSB
period 1998-09-30
ROM TECH INC
filed 1998-11-16
CIK 948703

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

                      2000 Cabot Boulevard West, Suite 110
                            Langhorne, PA 19047-1833
                    ----------------------------------------
                    (address of Principal executive offices)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 215-750-6606
                                                         --------------

                                 NOT APPLICABLE
                   -------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

                                 YES ( ) NO ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,506,200 shares of common stock, no par value per share, as of November 5, 1998.
Transitional Small Business Disclosure Format (check one):

                                YES ( ) NO ( X )


===============================================================================

                                           ROMTECH, INC.

                                               INDEX
                                                                                      Page
                                                                                      ----
Part I.        Financial Information

Item 1.        Financial Statements:

               Consolidated Balance Sheet as of September 30, 1998..................    3

               Consolidated Statements of Operations for the three months ended
                   September 30, 1998 and 1997......................................    4

               Consolidated Statements of Cash Flows for the three months ended
                   September 30, 1998 and 1997 .....................................    5

               Notes to Consolidated Financial Statements...........................   6-7

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .............................  8-11

Part II.       Other Information

Item 2.        Changes in Securities and Use of Proceeds............................    12

Item 6.        Exhibits and Reports on Form 8-K.....................................    12

Signatures     .....................................................................    13

Exhibit Index  .....................................................................    14

Exhibits       .....................................................................

                                  ROMTECH, INC.

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                SEPTEMBER 30,
                                                                     1998
                                                                -------------
                                ASSETS
Current assets:
   Cash and cash equivalents                                     $ 1,027,624
   Restricted cash                                                    16,783
   Accounts receivable, net of allowance for doubtful
      accounts of $167,977                                         2,514,772
   Inventory                                                         745,596
   Prepaid expenses                                                  212,713
                                                                 -----------
          Total current assets                                     4,517,488

Furniture and equipment, net                                         310,991
Goodwill and other assets                                            606,548
                                                                 -----------
          Total assets                                           $ 5,435,027
                                                                 ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                 $   273,787
   Accounts payable                                                  871,098
   Accrued expenses                                                  619,870
   Capital lease obligations                                           9,462
                                                                 -----------
          Total current liabilities                                1,774,217

Capital lease obligations net of current portion                      37,717
Notes payable-long term portion                                      255,664
Convertible subordinated debt                                        150,000
                                                                 -----------
          Total liabilities                                        2,217,598

Stockholders' equity:

   Common stock, no par value (40,000,000 shares
     authorized: 9,506,200 issued and outstanding)                 8,389,826
   Additional paid in capital                                      1,148,550
   Accumulated other comprehensive income                              6,412
   Accumulated deficit                                            (6,327,359)
                                                                 -----------
          Total stockholders' equity                               3,217,429
                                                                 -----------
          Total liabilities and stockholders' equity             $ 5,435,027
                                                                 ===========




        See accompanying notes to the consolidated financial statements.

                                  ROMTECH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               -------------
                                                            1998           1997
                                                            ----           ----

Net sales                                                $2,506,200     $1,535,558

Cost of sales                                               880,577        613,796
                                                         ----------     ----------

Gross profit                                              1,625,623        921,762

Operating expenses:
   Product development                                      205,667         86,571
   Selling, general and administrative                      979,642        656,285
                                                         ----------     ----------
        Total operating expenses                          1,185,309        742,856
                                                         ----------     ----------

Operating income                                            440,314        178,906


Interest expense, net                                        10,649         11,426
                                                         ----------     ----------

Income before taxes                                         429,665        167,480

Provision for income taxes                                   26,300          1,165
                                                         ----------     ----------

Net income                                                  403,365        166,315

Accretion of beneficial conversion feature
    on preferred stocks                                         -0-        105,441
                                                         ----------     ----------

Net income attributable to common stock                  $  403,365     $   60,874
                                                         ==========     ==========


Net income per common share - basic                      $     0.04     $     0.01
                                                         ==========     ==========
Net income per common share - diluted                    $     0.04     $     0.01
                                                         ==========     ==========

Weighted average common shares outstanding - basic        9,442,329      7,246,939
                                                         ==========     ==========

Dilutive effect of common stock equivalents                 164,508        107,948
                                                         ----------     ----------

Weighted average common shares outstanding - diluted      9,606,837      7,354,887
                                                         ==========     ==========




        See accompanying notes to the consolidated financial statements.

                                  ROMTECH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                   1998            1997
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $  403,365        $ 166,315
    Adjustment to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                   85,354           40,000
    Changes in items affecting operations net of effect
        from acquired business:
             Restricted  cash                                          252              -0-
             Accounts receivable                                  (350,235)        (241,014)
             Prepaid expenses                                        4,975           (8,127)
             Inventory                                             212,588          (56,681)
             Accounts payable                                     (286,762)          82,826
             Accrued expenses                                      109,937           90,434
                                                                ----------        ---------
Net cash provided by operating activities                          179,474           73,753
                                                                ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition costs, net of cash acquired                        (12,428)             -0-
    Purchase of furniture and equipment                            (22,368)         (41,633)
    Purchase of software rights and other assets                   (25,235)         (87,533)
    Loan to related party                                              -0-              750
                                                                ----------        ---------

Net cash used in investing activities                              (60,031)        (128,416)
                                                                ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of notes payable                                     (15,888)          (9,427)
    Repayment of lease obligations                                 (30,581)          (7,499)
                                                                ----------        ---------
Net cash used in financing activities                              (46,469)         (16,926)
                                                                ----------        ---------


Effect of exchange rate changes on cash and cash equivalents         1,002              -0-
                                                                ----------        ---------


Net increase/(decrease) in cash and cash equivalents                73,976          (71,589)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                             953,648          445,474
                                                                ----------        ---------
   End of period                                                $1,027,624        $ 373,885
                                                                ==========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                          $   16,427        $  14,561
                                                                ==========        =========

Cash paid for income taxes                                      $   20,800        $   1,165
                                                                ==========        =========

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Financing agreements related to business insurance          $  105,800        $   - 0 -
                                                                ==========        =========

    150,000 shares of common stock issued in
         connection with acquisition                            $  213,000        $   - 0 -
                                                                ==========        =========

        See accompanying notes to the consolidated financial statements.

                                  ROMTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended June 30, 1998 should be read in conjunction with the accompanying statements. These statements include all adjustments the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

DESCRIPTION OF BUSINESS

         RomTech, Inc. (the "Company"), a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and sells a diversified line of personal computer software primarily for consumer entertainment and small office/home office applications. In October 1995, the Company completed its initial public offering coincident with its acquisition of Applied Optical Media Corporation ("AOMC"), a developer of educational and reference software titles. In April 1996, the Company acquired Virtual Reality Laboratories, Inc. ("VRLI"), a software developer of landscape generation, space exploration, scheduling and business forms manipulation programs. In August 1998, the Company acquired all of the outstanding stock of Software Partners Publishing and Distribution Limited ("Software Partners"), a U.K. distributor of personal computer software for consumer entertainment and small office/home office applications. As a result of these acquisitions, together with the Company's own internal development efforts, the Company offers software titles in the game, personal/business productivity, education, reference and lifestyle markets for use at home and in the office. The Company's product line enables it to serve customers who are seeking a broad range of high-quality, value priced software.

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Virtual Reality Laboratories, Inc. and Software Partners. All inter-company balances and transactions have been eliminated.

2.  PREFERRED STOCK

         During the quarter ended September 30, 1997, the Company amortized to accumulated deficit $105,441 in the accretion of the beneficial conversion feature of the Company's Class Two and Class Three Convertible Preferred Stock, which negatively impacted the net income for that period. During the quarter ended September 30, 1998, there was no Convertible Preferred Stock outstanding.

                                  ROMTECH, INC.

3.  ACQUISITION

         On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Limited ("Software Partners"), in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000, which was the fair value of the Company's Common Stock on the closing date of the acquisition. This acquisition was accounted for as a purchase and the corresponding goodwill in the approximate amount of $308,000 will be amortized over five years. For the three months ended September 30, 1998 Software Partners contributed $301,000 in net sales and $105,000 in net income.

     The following summarized unaudited pro-forma financial information gives effect to the Software Partners' acquisition as though it had occurred on July 1, 1998, after giving effect to certain adjustments, primarily the elimination of inter-company sales and amortization of goodwill expense. The pro-forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the acquisition taken place at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.


                                  ROMTECH, INC.
                              PRO-FORMA INFORMATION
                               THREE MONTHS ENDED
                               SEPTEMBER 30, 1998


                Net sales                           $2,564,000
                Net income                          $  295,000
                Net income per diluted share        $     0.03


4.  COMPREHENSIVE INCOME

         On July 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                       1998                1997
                                                       ----                ----
Net income                                           $403,365            $60,874
Other comprehensive income:
      Foreign currency translation adjustment           6,412                -0-
                                                     --------            -------
Comprehensive income                                 $409,777            $60,874
                                                     ========            =======


5.  COMMON STOCK

         On October 23, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. As of November 9, 1998, 8,400 shares at an approximate cost of $14,000 had been acquired by the Company pursuant to the repurchase program.

                                  ROMTECH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements as of September 30, 1998 include the accounts of RomTech, Inc., ("RomTech"), and its wholly owned subsidiaries, Virtual Reality Laboratories, Inc. ("VRLI") and Software Partners Publishing and Distribution Limited ("Software Partners").

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net sales for the three months ended September 30, 1998 were $2,506,000 compared to $1,536,000 for the three months ended September 30, 1997, representing an increase of $970,000 or 63.2%. This increase resulted from an increase of $1,181,000 in the sales of the Company's Galaxy of Games, Game Master Series, Galaxy of Arcade, Galaxy of Home Office Help, VistaPro, and Fun and Learning (the "Galaxy Software") brands, which were partially offset by a decrease in sales of certain discontinued products of $211,000. The largest contribution towards this $1,181,000 sales increase came from the Company's "full release" software titles in the Game Master Series and Galaxy of Arcade products, which combined for sales of $866,000 or 35% of net sales for the three months ended September 30, 1998, compared to no sales of these products for the same period last year. Software Partners, acquired in August 1998, accounted for $301,000 in net sales for the three months ended September 30, 1998.

         The Company primarily distributes its Galaxy Software products in North America through a large national distributor, Slash Corporation ("Slash"), a division of GT Interactive Software Corporation. The Company's product sales to Slash accounted for 72% and 75% of the Company's net sales for the three months ended September 30, 1998 and 1997, respectively. The Company believes that for the year ending June 30, 1999, sales to Slash could account for 85% or more of the Company's net sales. The Company's agreement with Slash does not specify minimum purchase requirements and can be terminated at any time by Slash. In an effort to diversify the Company's distribution channels, including distribution via the Internet, the Company has added features to its existing website to facilitate on-line orders and launched a new website offering downloadable demos of the Company's products.

         Cost of sales for the three months ended September 30, 1998 were $881,000 compared to $614,000 for the three months ended September 30, 1997, representing an increase of $267,000 or 43.5%. This increase resulted primarily from increases in product costs of $90,000 attributable to increased unit shipments, royalty costs of $82,000, provision for inventory obsolescence of $19,000 and $66,000 for the inter-company profit elimination due to the Company's inventory located at Software Partners' warehouse on the acquisition date, which required adjustment down to the Company's consolidated product cost. The Company's gross profit margin increased to 64.9% in the three months ended September 30, 1998 from 60.0% for the three months ended September 30, 1997. The primary causes of this increase were the increased sales derived from the high margin Game Master Series, direct distribution in the United Kingdom through the Company's wholly-owned subsidiary, Software Partners and overall cost reductions due to higher volumes and improved contract manufacturing processes.

         Product development expenses for the three months ended September 30, 1998 were $206,000 compared to $87,000 for the three months ended September 30, 1997, an increase of $119,000 or 136.8%. This increase was primarily due to an increase in outside developer costs resulting from increased product development efforts incurred to improve the Company's product offerings. The largest component of the Company's increased development efforts reflects the Company's transition from distributing primarily shareware-based software titles to distributing a growing percentage of higher value "full release" software titles, such as the Company's Game Master Series and Galaxy of Arcade products. Also, significant internal efforts have been made to improve the quality assurance component of the Company's development process.

                                  ROMTECH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Selling, general and administrative expenses for the three months ended September 30, 1998 were $980,000 compared to $656,000 for the three months ended September 30, 1997, representing an increase of $324,000 or 49.4%. This increase was primarily due to increases in marketing promotional costs of $100,000, provision for bad debts of $63,000, depreciation and amortization costs of $45,000, salary and related costs of $25,000, professional service costs of $25,000, and supplies costs of $21,000.

         Net interest expense for each of the three months ended September 30, 1998 and 1997 was $11,000.


LIQUIDITY AND CAPITAL RESOURCES

The financial information presented reflects the Company's financial position at September 30, 1998.

         As of September 30, 1998, the Company's cash and working capital balances were $1,027,624 and $2,743,271, respectively. Cash provided by operating activities for the quarters ended September 30, 1998 and 1997 were $179,474 and $73,753, respectively. As indicated in the accompanying financial statements, the Company's net income for the quarters ended September 30, 1998 and 1997 were $403,365 and $166,315 respectively, representing an increase of $237,050, or 143%. This increase in net income resulted primarily from the $703,861 increase in gross profit, which was partially reduced by the $442,453 increase in operating expenses.

         Cash used in investing activities for the quarters ended September 30, 1998 and 1997 were $60,031 and $128,416, respectively. On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners, in exchange for 150,000 shares of the Company's Common Stock valued at approximately $213,000. Acquisition costs, net of cash received, were $12,428.

         Cash used in financing activities for the quarters ended September 30, 1998 and 1997 were $46,469 and $16,926, respectively. During September 1998, approximately $20,000 of capital leases were retired ahead of term.

         On October 23, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. As of November 9, 1998, 8,400 shares at an approximate cost of $14,000 had been acquired by the Company pursuant to the repurchase program.

         At September 30, 1998, the Company satisfied all aspects of its listing agreement for the Nasdaq SmallCap Market. At September 30, 1998, the Company had $2,914,710 in net tangible assets.

         The Company's ability to continue to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. The Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future. However, there can be no assurances that the Company will continue achieving a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

                                  ROMTECH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000

THE COMPANY'S STATE OF READINESS

         The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that all but one of the Company's critical information systems are Year 2000 compliant due to the fact that most of the Company's network hardware and operating systems are "off-the-shelf" products from third parties with Year 2000 compliant versions. The one critical information system needing an upgrade to become Year 2000 compliant will be upgraded by December 31, 1998.

         The Company has determined that there should be no Year 2000 issues for the products it has already sold since the Company's products contain no date sensitive software.

         As part of the Company's Year 2000 compliance review, the Company is in the process of contacting its primary vendors, distributors and customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their Year 2000 compliance issues. The Company will continue to work to obtain sufficient information and assurances from its significant vendors, distributors and customers as part of its Year 2000 compliance review. However, there can be no guarantee that third parties on which the Company's business relies will adequately address their Year 2000 compliance issues nor is there any guarantee that the failure by such third parties to adequately deal with such issues would not have a material adverse effect on the Company and its operations.

THE COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The Company estimates that the cost of its Year 2000 compliance review, including the upgrading of its critical information systems, will be less than $15,000 and is not expected to be material to the Company's financial position, cash flow or results of operations.

THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 COMPLIANCE

         The Company believes that the risks associated with its own Year 2000 compliance primarily relates to the failure of third parties upon whom the Company's business relies to timely address their Year 2000 issues. Failure by third parties to adequately address their Year 2000 issues in a timely manner could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 compliance review procedures will adequately address the Company's internal Year 2000 issues, until the Company receives responses from all of its significant vendors, distributors and customers, the overall risks associated with the Year 2000 issue remain difficult to accurately describe and quantify, and there can be no guarantee that such uncertainty will not have a material adverse effect on the Company's business, operating results and financial position.

THE COMPANY'S CONTINGENCY PLAN

         The Company has not, to date, implemented a Year 2000 contingency plan. It is the Company's intention to devote whatever resources are necessary to assure that all of its Year 2000 compliance issues are resolved. The Company intends to develop and implement a contingency plan by the end of June 1999.

                                  ROMTECH, INC.

FORWARD-LOOKING STATEMENTS

         This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: the projected percentage of sales of the Company's products to Slash Corporation during the 1999 fiscal year; the Company's efforts in developing "full-release" software titles; the sufficiency of the Company's cash and working capital balances to fund the Company's operations in the future; and the Company's expectations and cost estimates regarding its Year 2000 compliance efforts. All forward-looking statements are based on current expectations regarding significant risk factors, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in this report will be achieved.

         The following important factors, among others, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the success of the Galaxy branding strategy and market acceptance of the Company's Galaxy Series titles in the United States and international markets; the allocation of adequate shelf space for the Company's products in major retail chain stores; successful sell-through results for the Company's products at retail stores; the continued success of the distribution relationship between the Company with Slash Corporation; the continued expansion of the computer in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; access to alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; the ability of the Company and its key distributors, vendors and suppliers to effectively address Year 2000 compliance issues; and various other factors, many of which are beyond the Company's control. The Company does not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of the Company.

                                  ROMTECH, INC.

PART II.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 14, 1998, the Company issued 150,000 shares of its Common Stock, without par value, to the shareholders of Software Partners Publishing and Distribution Limited ("Software Partners"), a United Kingdom-based distributor of computer software, in exchange for all of the outstanding shares of Software Partners. The Company relied upon the exemption from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), contained in Rule 505 of Regulation D promulgated under the Securities Act. The approximate value of the Common Stock issued to the shareholders of Software Partners was $213,000; the Company's Common Stock was issued to five individuals; the Company was not subject to disqualification under Rule 505(b)(2)(iii); and the Company furnished to the Software Partners' shareholders a reasonable time before the issuance of the Company's Common Stock the information required under Rule 502(b) of Regulation D.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit No.                       Description of Exhibit
      -----------                       ----------------------

          3.1                     By-laws (as amended October 8, 1998)

         27.1                     Financial Data Schedule


(b) Reports on Form 8-K

On October 13, 1998 the Company filed a report on Form 8-K announcing the Company's unaudited results for the first quarter ended September 30, 1998.

On November 2, 1998 the Company filed a report on Form 8-K announcing that its Board of Directors had authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market.

                                  ROMTECH, INC.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ROMTECH, INC.
                                  (Registrant)




Date:  November 13, 1998                   /s/  Gerald W. Klein
       -----------------                   ---------------------------------
                                           Gerald W. Klein, President, Chief
                                           Executive Officer, Chief
                                           Financial Officer and Director


Date:  November 13, 1998                   /s/ Thomas W. Murphy
       -----------------                   ---------------------------------
                                           Thomas W. Murphy, Controller and
                                           Chief Accounting Officer

                                  ROMTECH, INC.

                                  EXHIBIT INDEX



Exhibit No.                Description of Exhibit                Page Number
-----------                ----------------------                -----------


      3.1              By-laws (as amended October 8, 1998)

     27.1              Financial Data Schedule