Form 10QSB
period 1998-12-31
EGAMES INC
filed 1999-02-10
CIK 948703

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,359,300 shares of common stock, no par value per share, as of February 8, 1999. Transitional Small Business Disclosure Format (check one):

                                 Yes ( ) No (X)

================================================================================

                                  RomTech, Inc.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.        Financial Information

Item 1.        Financial Statements:

               Consolidated Balance Sheet as of December 31, 1998........    3

               Consolidated Statements of Operations for the three
                  and six months ended December 31, 1998 and 1997........    4

               Consolidated Statements of Cash Flows for the six months
                  ended December 31, 1998 and 1997 ......................    5

               Notes to Consolidated Financial Statements................   6-8

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................   9-13

Part II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K..........................    14

Signatures     ..........................................................    15

Exhibit Index  ..........................................................    16

Exhibits       ..........................................................    17

                                 RomTech, Inc.

Item 1.  Financial Statements

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                    December 31,
                                                                       1998
                                                                    -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                        $   282,142
   Restricted cash                                                       17,039
   Accounts receivable, net of allowances - $333,031                  4,104,277
   Inventory                                                          1,241,035
   Prepaid expenses                                                     181,692
                                                                    -----------
          Total current assets                                        5,826,185

Furniture and equipment, net                                            391,356
Goodwill and other assets                                               571,885
                                                                    -----------
          Total assets                                              $ 6,789,426
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                    $   234,680
   Accounts payable                                                   1,514,472
   Accrued expenses                                                     792,788
   Capital lease obligations                                             23,209
                                                                    -----------
          Total current liabilities                                   2,565,149

Capital lease obligations net of current portion                         40,130
Notes payable-long term portion                                         222,725
Convertible subordinated debt                                           150,000
                                                                    -----------
          Total liabilities                                           2,978,004

Stockholders' equity:

   Common stock, no par value (40,000,000 shares authorized;
     9,506,200 issued)                                                8,389,826
   Additional paid in capital                                         1,148,550
   Accumulated deficit                                               (5,480,389)
   Treasury stock, at cost  - 144,900 shares                           (247,534)
   Accumulated other comprehensive income                                   969
                                                                    -----------
          Total stockholders' equity                                  3,811,422
                                                                    -----------
          Total liabilities and stockholders' equity                $ 6,789,426
                                                                    ===========




        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                             Three months ended            Six months ended
                                                 December 31,                 December 31,
                                          -------------------------    -------------------------
                                             1998          1997           1998          1997
                                          -----------   -----------    -----------   -----------
Net sales                                 $ 3,611,126   $ 2,855,626    $ 6,117,326   $ 4,391,184
Cost of sales                               1,136,731     1,022,828      2,017,308     1,636,624
                                          -----------   -----------    -----------   -----------
Gross profit                                2,474,395     1,832,798      4,100,018     2,754,560

Operating expenses:
    Product development                       236,965        52,967        442,632       139,538
    Selling, general and administrative     1,318,861     1,153,823      2,298,503     1,810,108
                                          -----------   -----------    -----------   -----------
        Total operating expenses            1,555,826     1,206,790      2,741,135     1,949,646

Operating income                              918,569       626,008      1,358,883       804,914

Interest expense, net                          13,632        12,584         24,281        24,010
                                          -----------   -----------    -----------   -----------
Income before taxes                           904,937       613,424      1,334,602       780,904

Provision for income taxes                     57,967           -0-         84,267         1,165
                                          -----------   -----------    -----------   -----------

Net income                                    846,970       613,424      1,250,335       779,739

Accretion of beneficial conversion
    feature on preferred stock                    -0-       (12,550)           -0-      (117,991)
                                          -----------   -----------    -----------   -----------
Net income attributable
    to common stock                       $   846,970   $   600,874    $ 1,250,335   $   661,748
                                          ===========   ===========    ===========   ===========
Net income per common share:
            - Basic                       $      0.09   $      0.07    $      0.13   $      0.08
            - Diluted                     $      0.09   $      0.06    $      0.13   $      0.07

Weighted average common shares
     outstanding - Basic                    9,469,031     8,965,224      9,455,680     8,106,082

Dilutive effect of common
     stock equivalents                        189,156       658,183        171,234     1,401,752

Weighted average common shares
       outstanding - Diluted                9,658,187     9,623,407      9,626,914     9,507,834

        See accompanying notes to the consolidated financial statements.

                                 RomTech, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six months ended
                                                                       December 31,
                                                               --------------------------
                                                                   1998           1997
                                                               -----------    -----------
Cash flows from operating activities:
    Net income                                                 $ 1,250,335    $   779,739
    Adjustment to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                  187,138         93,500
    Changes in items affecting operations net of effect
        from acquired business:
             Restricted  cash                                          508         10,000
             Accounts receivable                                (1,946,243)    (1,475,956)
             Prepaid expenses                                       35,232         73,633
             Inventory                                            (286,555)      (392,550)
             Accounts payable                                      363,767        794,757
             Accrued expenses                                      283,327         95,816
                                                               -----------    -----------
Net cash used in operating activities                             (112,490)       (21,061)
                                                               -----------    -----------

Cash flows from investing activities:
    Acquisition, net of cash acquired                              (12,428)           -0-
    Purchase of furniture and equipment                           (122,790)       (86,864)
    Purchase of software rights and other assets                   (54,490)      (130,560)
    Loan to related party                                              -0-          1,500
                                                               -----------    -----------
Net cash used in investing activities                             (189,708)      (215,924)
                                                               -----------    -----------

Cash flows from financing activities:

    Purchase of treasury stock                                    (247,534)           -0-
    Proceeds from exercise of warrants                                 -0-        234,200
    Repayment of notes payable                                     (85,581)       (18,949)
    Repayment of lease obligations                                 (36,694)       (15,859)
                                                               -----------    -----------
Net cash (used in) provided by financing activities               (369,809)       199,392
                                                               -----------    -----------

Effect of exchange rate changes on cash and cash equivalents           501            -0-
                                                               -----------    -----------

Net decrease in cash and cash equivalents                         (671,506)       (37,593)

Cash and cash equivalents:
   Beginning of period                                             953,648        445,474
                                                               -----------    -----------
   End of period                                               $   282,142    $   407,881
                                                               ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                         $    36,835    $    27,898
                                                               ===========    ===========

Cash paid for income taxes                                     $    72,500    $     1,165
                                                               ===========    ===========

Non cash investing and financing activities:

    Capital lease additions                                    $    24,915    $       -0-
                                                               ===========    ===========


    150,000 shares of Common Stock issued in
         connection with an acquisition                        $   213,000    $       -0-
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

2.   Preferred Stock

     During the quarter and six months ended December 31, 1997, the Company amortized to accumulated deficit $12,550 and $117,991, respectively in the accretion of the beneficial conversion feature of the Company's Class Two and Class Three Convertible Preferred Stock, which negatively impacted the net income for that period. During the quarter and six months ended December 31, 1998, there was no Convertible Preferred Stock outstanding.

                                 RomTech, Inc.

3.   Acquisition

     On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Limited ("Software Partners"), in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000, which was the fair value of the Company's Common Stock on the closing date of the acquisition. This acquisition was accounted for as a purchase and the corresponding goodwill in the approximate amount of $308,000 will be amortized over five years. For the quarter ended December 31, 1998 Software Partners contributed $719,000 in net sales and $158,000 in net income, and for the six months ended December 31, 1998 Software Partners contributed $1,020,000 in net sales and $264,000 in net income.

     The following summarized unaudited pro-forma financial information gives effect to the Software Partners' acquisition as though it had occurred on July 1, 1997, after giving effect to certain adjustments, primarily the elimination of inter-company sales and amortization of goodwill. The pro-forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the acquisition taken place at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                      Pro-Forma Financial Information

                                             Three Months Ended         Six Months Ended
                                                December 31,              December 31,
                                          -----------------------   -----------------------
                                             1998         1997         1998         1997
                                          ----------   ----------   ----------   ----------
Net sales                                 $3,611,000   $3,262,000   $6,175,000   $5,118,000
Net income attributable to common stock   $  847,000   $  508,000   $1,142,000   $  518,000
Net income per diluted share              $     0.09   $     0.05   $     0.12   $     0.05


4.   Comprehensive Income

     On July 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                Three Months Ended         Six Months Ended
                                                    December 31,              December 31,
                                             ------------------------   -----------------------
                                                1998          1997         1998         1997
                                             ----------    ----------   ----------   ----------
Net income attributable to common stock      $  846,970    $  600,874   $1,250,335   $  661,748
Other comprehensive income:
   Foreign currency translation adjustment       (5,443)          -0-          969          -0-
                                             ----------    ----------   ----------   ----------
Comprehensive income                         $  841,527    $  600,874   $1,251,304   $  661,748
                                             ==========    ==========   ==========   ==========

                                 RomTech, Inc.

5.   Common Stock

     On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. As of February 2, 1999, 161,900 shares at an approximate cost of $278,000 had been acquired by the Company pursuant to the repurchase program.

6.   Subsequent Event

     On February 2, 1999, the Company announced that its Board of Directors had approved a change in the name of the Company to eGames, Inc., effective March 1, 1999. The Company currently trades on the Nasdaq SmallCap Market System under the ticker symbol ROMT, and will be traded under the ticker symbol EGAM effective March 1, 1999.

                                 RomTech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The accompanying consolidated financial statements as of December 31, 1998 include the accounts of RomTech, Inc., ("RomTech"), and its wholly owned subsidiaries, Virtual Reality Laboratories, Inc. ("VRLI") and Software Partners Publishing and Distribution Limited ("Software Partners").

Results of Operations

Three Months Ended December 31, 1998 and 1997

     Net sales for the three months ended December 31, 1998 were $3,611,000 compared to $2,856,000 for the three months ended December 31, 1997, representing an increase of $755,000 or 26.4%. This increase resulted from an increase of $1,031,000 in the sales of the Company's Galaxy of Games, Game Master Series, Galaxy of Arcade, Galaxy of Home Office Help, VistaPro, and Fun and Learning (the "Galaxy Software") brands, which were partially offset by a decrease of $276,000 in sales of certain discontinued products. The largest sales increase came from the Company's "full release" software titles in the Game Master Series and Galaxy of Arcade products, which combined had sales of $1,795,000 or 50% of net sales for the three months ended December 31, 1998, compared to no sales of these products for the same period last year. Sales of the Company's Galaxy of Games series amounted to $1,257,000 or 35% of net sales, a decrease of $619,000 from the same period last year, and reflect the Company's continuing transition from providing predominantly shareware software products to the full release level of software titles. Software Partners, acquired on August 14, 1998, accounted for $719,000 in net sales for the three months ended December 31, 1998.

     The Company primarily distributes its Galaxy Software products in North America through a large national distributor, Slash Corporation ("Slash"), a division of GT Interactive Software Corporation. The Company's product sales to Slash accounted for 80% and 83% of the Company's net sales for the three months ended December 31, 1998 and 1997, respectively. The Company believes that for the year ending June 30, 1999, sales to Slash could account for 85% or more of the Company's net sales. The Company's agreement with Slash does not specify minimum purchase requirements and can be terminated at any time by Slash. In an effort to diversify the Company's distribution channels, including distribution via the Internet, the Company has added features to its existing web-site to facilitate on-line orders and launched a new web-site offering demonstration versions of the Company's products, that can be downloaded from the Internet.

     Cost of sales for the three months ended December 31, 1998 were $1,137,000 compared to $1,023,000 for the three months ended December 31, 1997, representing an increase of $114,000 or 11.1%. This increase resulted primarily from the $112,000 increase in royalty expense related to the sales of full release products. The Company's gross profit margin increased to 68.5% in the three months ended December 31, 1998 from 64.2% for the three months ended December 31, 1997. The primary causes of this increase were the increased sales derived from the higher margin Game Master Series and cost reductions due to higher production volumes and improved third party manufacturing processes.

     Product development expenses for the three months ended December 31, 1998 were $237,000 compared to $53,000 for the three months ended December 31, 1997, an increase of $184,000 or 347.2%. This increase was primarily due to an increase in outside developer costs resulting from increased product development efforts incurred to improve the Company's full release product offerings. The largest component of the Company's increased development efforts reflects the Company's transition from distributing primarily shareware-based software titles to distributing a growing percentage of full release software titles, such as the Company's Game Master Series and Galaxy of Arcade products. Also, significant employment costs have been incurred relating to the Company's concerted effort to improve the quality assurance process of the Company's development effort.

                                 RomTech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Selling, general and administrative expenses for the three months ended December 31, 1998 were $1,319,000 compared to $1,154,000 for the three months ended December 31, 1997, representing an increase of $165,000 or 14.3%. This increase was primarily due to the operating expenses associated with the Software Partners operations based in the United Kingdom, which was acquired on August 14, 1998.

     Net interest expense for the three months ended December 31, 1998 was $14,000 compared to $13,000 for the three months ended December 31, 1997, representing an increase of $1,000.

Results of Operations

Six Months Ended December 31, 1998 and 1997

     Net  sales for the six  months  ended  December  31,  1998 were  $6,117,000 compared to $4,391,000 for the three months ended December 31, 1997, representing an increase of $1,726,000 or 39.3%. This increase resulted from an increase of $2,170,000 in the sales of the Company's Galaxy of Games, Game Master Series, Galaxy of Arcade, Galaxy of Home Office Help, VistaPro, and Fun and Learning (the "Galaxy Software") brands, which were partially offset by a decrease of $444,000 in sales of certain discontinued products. The largest sales increase came from the Company's full release software titles in the Game Master Series and Galaxy of Arcade products, which combined had sales of $2,759,000 or 45% of net sales for the six months ended December 31, 1998, compared to no sales of these products for the same period last year. Software Partners, acquired on August 14, 1998, accounted for $1,020,000 in net sales for the six months ended December 31, 1998.

     The Company primarily distributes its Galaxy Software products in North America through a large national distributor, Slash Corporation ("Slash"), a division of GT Interactive Software Corporation. The Company's product sales to Slash accounted for 76% and 80% of the Company's net sales for the six months ended December 31, 1998 and 1997, respectively. The Company believes that for the year ending June 30, 1999, sales to Slash could account for 85% or more of the Company's net sales. The Company's agreement with Slash does not specify minimum purchase requirements and can be terminated at any time by Slash. In an effort to diversify the Company's distribution channels, including distribution via the Internet, the Company has added features to its existing web-site to facilitate on-line orders and launched a new web-site offering demonstration versions of the Company's products, that can be downloaded from the Internet.

     Cost of sales for the six months ended December 31, 1998 were $2,017,000 compared to $1,637,000 for the six months ended December 31, 1997, representing an increase of $380,000 or 23.2%. This increase resulted primarily from the $195,000 increase in royalty expense related to the sales of full release products and the $65,000 increase in the provision for inventory obsolescence. The Company's gross profit margin increased to 67.0% in the six months ended December 31, 1998 from 62.7% for the six months ended December 31, 1997. The primary causes of this increase were the increased sales derived from the higher margin Game Master Series and cost reductions due to higher production volumes and improved third party manufacturing processes.

     Product development expenses for the six months ended December 31, 1998 were $443,000 compared to $140,000 for the six months ended December 31, 1997, an increase of $303,000 or 216.4%. This increase was primarily due to an increase in outside developer costs resulting from increased product development efforts incurred to improve the Company's full release product offerings. The largest component of the Company's increased development efforts reflects the Company's transition from distributing primarily shareware-based software titles to distributing a growing percentage of full release software titles, such as the Company's Game Master Series and Galaxy of Arcade products.

                                 RomTech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Also, significant employment costs have been incurred relating to the Company's concerted effort to improve the quality assurance process of the Company's development effort.

     Selling, general and administrative expenses for the six months ended December 31, 1998 were $2,299,000 compared to $1,810,000 for the six months ended December 31, 1997, representing an increase of $489,000 or 27.0%. This increase was primarily due to the operating expenses associated with the Software Partners operations based in the United Kingdom, which was acquired on August 14,1998.

     Net interest expense for each of the six months ended December 31, 1998 and 1997 was $24,000.

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at December 31, 1998.

     As of December 31, 1998, the Company's cash and working capital balances were $282,142 and $3,261,036, respectively. Net cash used in operating activities for the six months ended December 31, 1998 and 1997 were $112,490 and $21,061, respectively. The $112,490 net cash used in operating activities for the six months ended December 31, 1998 was caused primarily by increases in accounts receivable and inventory, which were partially offset by profitable results of operations and increases in accounts payable and accrued expenses.

     Net cash used in investing activities for the six months ended December 31, 1998 and 1997 were $189,708 and $215,924, respectively. Purchases of furniture and equipment totaled $122,790 for the six months ended December 31, 1998. On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners, in exchange for 150,000 shares of the Company's Common Stock valued at approximately $213,000. Acquisition costs, net of cash received, were $12,428.

     Net cash used in financing activities was $369,809 for the six months ended December 31, 1998, and net cash provided by financing activities was $199,392 for the six months ended December 31, 1997. On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. As of February 8, 1999, 161,900 shares at an approximate cost of $278,000 had been acquired by the Company pursuant to the repurchase program.

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

                                 RomTech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000

The Company's State of Readiness

     The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that all but one of the Company's critical information systems were Year 2000 compliant due to the fact that most of the Company's network hardware and operating systems are "off-the-shelf" products from third parties with Year 2000 compliant versions. The one critical information system that required an upgrade to become Year 2000 compliant was upgraded during December 1998.

     The Company has determined that there should be no Year 2000 issues for the products it has already sold since the Company's products contain no date sensitive software.

     As part of the Company's Year 2000 compliance review, the Company is in the process of contacting its primary vendors, distributors and customers to determine the extent to which the Company is vulnerable to such third parties' failures to address their Year 2000 compliance issues. The Company will continue to work to obtain sufficient information and assurances from its significant vendors, distributors and customers as part of its Year 2000 compliance review. However, there can be no guarantee that third parties on which the Company's business relies will adequately address their Year 2000 compliance issues nor is there any guarantee that the failure by such third parties to adequately deal with such issues would not have a material adverse effect on the Company and its operations.

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

                                 RomTech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

     This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: the projected percentage of sales of the Company's products to Slash Corporation during the 1999 fiscal year; the Company's efforts in developing "full-release" software titles; the Company's Internet marketing strategy; the sufficiency of the Company's cash and working capital balances to fund the Company's operations in the future; and the Company's expectations and cost estimates regarding its Year 2000 compliance efforts. All forward-looking statements are based on current expectations regarding significant risk factors, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in this report will be achieved.

     The following important factors, among others, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the success of the Galaxy branding strategy and market acceptance of the Company's Galaxy Series titles in the United States and international markets; the allocation of adequate shelf space for the Company's products in major retail chain stores; successful sell-through results for the Company's products at retail stores; the continued success of the distribution relationship between the Company with Slash Corporation; the continued expansion of the computer in homes in North America and the world; the ability to deliver products in response to orders within a commercially
acceptable  time  frame;   downward  pricing  pressure;   fluctuating  costs  of
developing, producing and marketing the Company's products; access to alternative distribution channels and the success of the Company's efforts to develop and implement its Internet marketing strategy; consumers' continued demand for value-priced software; increased competition in the value-priced software category; the ability of the Company and its key distributors, vendors and suppliers to effectively address Year 2000 compliance issues; and various other factors, many of which are beyond the Company's control. The Company does not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of the Company.

                                 RomTech, Inc.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit No.                       Description of Exhibit
         -----------                       ----------------------

           27.1                            Financial Data Schedule



(b)  Reports on Form 8-K

On January 21, 1999, the Company filed a report on Form 8-K announcing the Company's unaudited results for the second quarter and six months ended December 31, 1998.

                                 RomTech, Inc.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  RomTech, Inc.
                                  (Registrant)




Date:  February 10, 1999                      /s/  Gerald W. Klein
                                              ----------------------------------
                                              Gerald W. Klein, President, Chief
                                              Executive Officer, Chief
                                              Financial Officer and Director


Date: February 10, 1999                       /s/ Thomas W. Murphy
                                              ----------------------------------
                                              Thomas W. Murphy, Controller and
                                              Chief Accounting Officer

                                  Exhibit Index



Exhibit No.                       Description of Exhibit            Page Number
-----------                       ----------------------            -----------

  27.1                           Financial Data Schedule