Form 10QSB
period 1999-03-31
EGAMES INC
filed 1999-05-13
CIK 948703

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999
    |_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27102

                                  eGames, Inc.
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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,592,440 shares of common stock, no par value per share, as of May 12, 1999. Transitional Small Business Disclosure Format (check one):

                                Yes ( ) No ( X )
                                  eGames, Inc.


                                      INDEX

                                                                           Page
                                                                           ----
Part I.        Financial Information

Item 1.        Financial Statements:

               Consolidated Balance Sheet as of March 31, 1999..........     3

               Consolidated Statements of Operations for the three
                    and nine months ended March 31, 1999 and 1998 ......     4

               Consolidated Statements of Cash Flows for the nine months
                    ended March 31, 1999 and 1998 ......................     5

               Notes to Consolidated Financial Statements...............    6-8

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................   9-14

Part II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K.........................     15

Signatures     .........................................................     16

Exhibit Index  .........................................................     17

Exhibits       .........................................................     18
                                  eGames, Inc.


Item 1.  Financial Statements

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                      March 31,
                                    ASSETS                              1999
                                                                     ----------
Current assets:
   Cash and cash equivalents                                         $1,761,414
   Restricted cash                                                       17,296
   Accounts receivable, net of allowances - $915,262                  2,825,503
   Inventory                                                          1,105,675
   Prepaid expenses                                                     101,178
                                                                     ----------
          Total current assets                                        5,811,066

Furniture and equipment, net                                            399,493
Goodwill and other assets                                               547,413
                                                                     ----------
          Total assets                                               $6,757,972
                                                                     ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                     $  169,572
   Accounts payable                                                   1,126,238
   Accrued expenses                                                     837,215
   Capital lease obligations                                             13,791
                                                                     ----------
          Total current liabilities                                   2,146,816

Capital lease obligations                                                28,507
Notes payable                                                           188,408
Convertible subordinated debt                                           150,000
                                                                     ----------
          Total liabilities                                           2,513,731

Stockholders' equity:

   Common stock, no par value (40,000,000 shares authorized;
          9,791,508 issued)                                           8,796,889
   Additional paid in capital                                         1,148,550
   Accumulated deficit                                               (5,405,135)
   Treasury stock, at cost - 161,900 shares                            (277,928)
   Accumulated other comprehensive loss                                 (18,135)
                                                                     ----------
          Total stockholders' equity                                  4,244,241
                                                                     ----------
          Total liabilities and stockholders' equity                 $6,757,972
                                                                     ==========


        See accompanying notes to the consolidated financial statements.

                                                eGames, Inc.

                                    Consolidated Statements of Operations
                                                (Unaudited)


                                                            Three months ended          Nine months ended
                                                                 March 31,                   March 31,
                                                         ------------------------    ------------------------

                                                            1999          1998          1999          1998
                                                         ----------    ----------    ----------    ----------

Net sales                                                $2,521,715    $2,953,543    $8,639,041    $7,344,727

Cost of sales                                               937,492     1,115,977     2,954,800     2,752,600
                                                         ----------    ----------    ----------    ----------

Gross profit                                              1,584,223     1,837,566     5,684,241     4,592,127

Operating expenses:
    Product development                                     260,534        99,553       703,166       239,833
    Selling, general and administrative                   1,165,769     1,115,183     3,464,272     2,924,550
                                                         ----------    ----------    ----------    ----------

        Total operating expenses                          1,426,303     1,214,736     4,167,438     3,164,383
                                                         ----------    ----------    ----------    ----------

Operating income                                            157,920       622,830     1,516,803     1,427,744

Interest expense, net                                         8,146        13,608        32,427        37,617
                                                         ----------    ----------    ----------    ----------

Income before taxes                                         149,774       609,222     1,484,376     1,390,127

Provision for income taxes                                   74,520         1,904       158,787         3,069
                                                         ----------    ----------    ----------    ----------

Net income                                                   75,254       607,318     1,325,589     1,387,058

Accretion of beneficial conversion
    feature on preferred stock                                - 0 -         - 0 -         - 0 -      (117,991)
                                                         ----------    ----------    ----------    ----------

Net income attributable
    to common stock                                      $   75,254    $  607,318    $1,325,589    $1,269,067
                                                         ==========    ==========    ==========    ==========


Net income per common share:
            - Basic                                      $     0.01    $     0.07    $     0.14    $     0.15
            - Diluted                                    $     0.01    $     0.06    $     0.13    $     0.13

Weighted average common shares
    outstanding - Basic                                   9,467,659     9,283,659     9,459,673     8,498,607

Dilutive effect of common stock equivalents                 762,102       550,280       427,189     1,119,945
                                                         ----------    ----------    ----------    ----------

 Weighted average common shares
    outstanding - Diluted                                10,229,761     9,833,939     9,886,86      9,618,552



        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.


                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine months ended
                                                                  March 31,

                                                              1999           1998
                                                           ----------     ----------
Cash flows from operating activities:
    Net income                                             $1,325,589     $1,387,058
    Adjustment to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                             299,073        189,239
    Changes in items affecting operations net of effect
        from acquired business:
             Restricted  cash                                    (765)        10,000
             Accounts receivable                             (673,972)    (1,791,856)
             Prepaid expenses                                   1,703         68,915
             Inventory                                       (154,900)      (446,133)
             Accounts payable                                 (17,311)       791,190
             Accrued expenses                                 328,227        (81,755)
                                                           ----------     ----------
Net cash provided by operating activities                   1,107,644        126,658
                                                           ----------     ----------

Cash flows from investing activities:
    Acquisition, net of cash acquired                         (12,428)         - 0 -
    Purchase of furniture and equipment                      (185,457)      (139,040)
    Purchase of software rights and other assets              (98,490)      (143,900)
    Loan to related party                                       - 0 -          2,000
                                                           ----------     ----------
Net cash used in investing activities                        (296,375)      (280,940)
                                                           ----------     ----------

Cash flows from financing activities:

    Purchase of treasury stock                               (277,928)         - 0 -
    Proceeds from exercise of warrants and options            407,063        274,200
    Repayment of notes payable                                (74,778)       (28,984)
    Repayment of lease obligations                            (57,860)       (23,366)
                                                           ----------     ----------
Net cash (used in) provided by financing activities            (3,503)       221,850
                                                           ----------     ----------


Net increase in cash and cash equivalents                     807,766         67,568

Cash and cash equivalents:
    Beginning of period                                       953,648        445,474
                                                           ----------     ----------
    End of period                                          $1,761,414     $  513,042
                                                           ==========     ==========

Supplemental cash flow information:

Cash paid for interest                                     $   43,272     $   42,651
                                                           ==========     ==========

Cash paid for income taxes                                 $  112,051     $    3,069
                                                           ==========     ==========

Non cash investing and financing activities:

    Capital lease additions                                $   26,809     $    - 0 -
                                                           ==========     ==========


    150,000 shares of Common Stock issued in
         connection with an acquisition                    $  213,000     $    - 0 -
                                                           ==========     ==========


          See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.


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

Description of Business

         eGames, Inc., formerly RomTech, Inc., (the "Company"), a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and sells a diversified line of personal computer software primarily for consumer entertainment and small office/home office applications. In October 1995, the Company completed its initial public offering coincident with its acquisition of Applied Optical Media Corporation ("AOMC"), a developer of educational and reference software titles. In April 1996, the Company acquired Virtual Reality Laboratories, Inc. ("VRLI"), a software developer of landscape generation, space exploration, scheduling and business forms manipulation programs. In August 1998, the Company acquired all of the outstanding stock of Software Partners Publishing and Distribution Limited ("Software Partners"), a U.K. distributor of personal computer software for consumer entertainment and small office/home office applications. On March 31, 1999, Software Partners changed its name to eGames Europe Limited ("eGames Europe"). As a result of these acquisitions, together with the Company's own internal development efforts, the Company offers software titles in the game and personal/business productivity markets for use at home and in the office. The Company's product lines enable it to serve customers who are seeking a broad range of high-quality, value priced software.

Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

2.  Preferred Stock

         During the nine months ended March 31, 1998, the Company amortized the accretion of the beneficial conversion feature of the Company's Class Two and Class Three Convertible Preferred Stock to accumulated deficit in the amount of $117,991, which negatively impacted the net income for that period. During the nine months ended March 31, 1999, there was no Convertible Preferred Stock outstanding.

                                  eGames, Inc.

3.  Acquisition

         On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Limited ("Software Partners"), in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000, which was the fair value of the Company's Common Stock on the closing date of the acquisition. This acquisition was accounted for as a purchase and the corresponding goodwill in the approximate amount of $308,000 will be amortized over five years. On March 31, 1999, Software Partners changed its name to eGames Europe Limited ("eGames Europe"). For the quarter ended March 31, 1999, eGames Europe contributed $774,000 in net sales and $183,000 in net income, and for the nine months ended March 31, 1999, eGames Europe contributed $1,794,000 in net sales and $447,000 in net income.

         The following summary of unaudited pro-forma financial information gives effect to the eGames Europe acquisition as though it had occurred on July 1, 1997, after giving effect to certain adjustments, primarily the elimination of inter-company sales and amortization of goodwill. The pro-forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the acquisition taken place at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.


                                                   Pro-Forma Financial Information


                                            Three Months Ended         Nine Months Ended
                                                 March 31,                  March 31,
                                          -----------------------   -----------------------
                                             1999         1998         1999         1998
                                          ----------   ----------   ----------   ----------

Net sales                                 $2,522,000   $3,258,000   $8,697,000   $8,376,000
Net income attributable to common stock   $   75,000   $  508,000   $1,217,000   $1,044,000
Net income per diluted share              $     0.01   $     0.05   $     0.12   $     0.11


4.  Comprehensive Income

         On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:


                                                    Three Months Ended         Nine Months Ended
                                                         March 31,                 March 31,
                                                 ----------------------    -------------------------
                                                  1999           1998         1999           1998
                                                 -------       --------    ----------     ----------
Net income attributable to common stock          $75,254       $607,318    $1,325,589     $1,269,067
Other comprehensive loss:
   Foreign currency translation adjustment       (19,104)         - 0 -       (18,135)         - 0 -
                                                 -------       --------    ----------     ----------
Comprehensive income                             $56,150       $607,318    $1,307,454     $1,269,067
                                                 =======       ========    ==========     ==========

                                  eGames, Inc.

5.  Common Stock

         On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in open-market purchases on the Nasdaq SmallCap Market. As of May 12, 1999, 216,900 shares at an approximate cost of $446,000 had been acquired by the Company pursuant to the repurchase program.

6.  Revolving Line of Credit

         On March 10, 1999, the Company entered into a $1,000,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. This credit facility was established to provide, among other things, additional working capital during the Company's anticipated continued growth. As of May 12, 1999, the Company had not utilized any amount of this credit facility.

                                  eGames, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The accompanying consolidated financial statements as of March 31, 1999 include the accounts of eGames, Inc., formerly RomTech, Inc., ("eGames"), and its wholly owned subsidiaries.

Results of Operations

Three Months Ended March 31, 1999 and 1998

         Net sales for the three months ended March 31, 1999 were $2,522,000 compared to $2,954,000 for the three months ended March 31, 1998, representing a decrease of $432,000 or 14.6%. The reduction in sales resulted primarily from the transition to the Company's new sales and distribution strategy, which involved terminating the Company's exclusive North American distribution relationship with GT Interactive Software Corporation's Value Products Division ("GT Value Products"). The Company believes that this strategy could increase the Company's direct sales to retailers, improve the Company's future operating margins and expand its North American retail distribution. The sales decrease reflects a decrease in sales of the Company's Galaxy of Games and Galaxy of Home Office Help product lines in the amounts of $415,000 and $882,000 respectively, which were partially offset by a $1,040,000 increase in sales of the Company's Game Master Series and Galaxy of Arcade products. The increases in sales of the Game Master Series and Galaxy of Arcade products are a result of the Company's continuing transition from distributing primarily shareware titles to full-release software game titles, which incorporate proprietary software into the products rather than using shareware content. eGames Europe, acquired on August 14, 1998, accounted for $774,000 in net sales for the three months ended March 31, 1999, which represented 30.7% of the Company's sales for that period.

         Upon the Company's termination of its exclusive North American distribution relationship with GT Value Products, the Company entered into a new relationship with GT Value Products whereby GT Value Products will continue to serve as the Company's exclusive distributor of the Company's products to WalMart, Target and Kmart stores. The new understanding with GT Value Products will also allow the Company to pursue relationships with other distribution partners and accept orders directly from retailers. The Company has added two experienced professionals to its sales force in order to help support the Company's direct sales to retailers.

         The Company's product sales to GT Value Products accounted for 70% and 86% of the Company's net sales for the three months ended March 31, 1999 and 1998, respectively. This reduction in sales to GT Value Products during the third fiscal quarter reflects the change in the Company's relationship with GT Value Products. The Company believes that for the year ending June 30, 1999, sales to GT Value Products could account for approximately 75% of the Company's net sales, which would be less than the 81% of the Company's sales through GT Value Products for the year ended June 30, 1998. In a continuing effort to diversify the Company's distribution channels, including distribution via the Internet, the Company has added features to its existing web-site to facilitate on-line orders and launched a new web-site offering demonstration versions of the Company's products, that can be downloaded from the Internet. In December 1998, the Company entered into a distribution and marketing agreement with Digital River Inc. to facilitate the sale of the Company's products via the Internet. For the three months ended March 31, 1999, the Company recorded $23,000 in net sales from the Internet, which reflects a 240% increase from the preceding three month period.

         Cost of sales for the three months ended March 31, 1999, were $938,000 compared to $1,116,000 for the three months ended March 31, 1998, representing a decrease of $178,000 or 15.9%. This decrease resulted primarily from a $323,000 decrease in product costs associated with the decrease in sales, net of manufacturing cost improvements, which was partially offset by a $130,000
                                  eGames, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

increase in royalty expense relating to sales of the Company's products. The increase in royalty expense is attributable in part to the Company's shift from shareware products to full-release products. The Company's gross profit margin increased to 62.8% for the three months ended March 31, 1999 from 62.2% for the three months ended March 31, 1998. The primary causes of this increase were the increased sales derived from the higher margin Game Master Series products and cost reductions due to higher production volumes and improved third party manufacturing processes.

         Product development expenses for the three months ended March 31, 1999 were $261,000 compared to $100,000 for the three months ended March 31, 1998, an increase of $161,000 or 161%. This increase was primarily due to increases in salary and related costs and outside developer costs resulting from increased product development efforts incurred to improve the quality and quantity of the Company's product offerings. The largest component of the Company's increased development efforts reflects the Company's continuing transition from distributing shareware-based software titles to distributing full release software titles, such as the Company's Game Master Series, Galaxy of Arcade, and Galaxy of Games products. Also, certain employment costs have been incurred relating to the Company's increased efforts to improve the quality assurance process of the Company's product development activities.

         Selling, general and administrative expenses for the three months ended March 31, 1999 were $1,166,000 compared to $1,115,000 for the three months ended March 31, 1998, representing an increase of $51,000 or 4.6%. This increase was primarily due to the increased operating expenses associated with eGames Europe's United Kingdom-based operations, which was acquired on August 14, 1998. These increased operating expenses were offset by certain decreases in marketing promotional costs.

         Net interest expense for the three months ended March 31, 1999 was $8,000 compared to $14,000 for the three months ended March 31, 1998, representing a decrease of $6,000 due primarily to a reduction in debt.

         Income tax expense for the three months ended March 31, 1999 was $75,000 compared to $2,000 for the three months ended March 31, 1998, representing an increase of $73,000. This increase is largely due to foreign income tax liabilities, which are not offset by the Company's existing net operating loss from its United States' operations.

Results of Operations

Nine Months Ended March 31, 1999 and 1998

         Net sales for the nine months ended March 31, 1999 were $8,639,000 compared to $7,345,000 for the nine months ended March 31, 1998, representing an increase of $1,294,000 or 17.6%. The sales increase resulted primarily from a $3,800,000 increase in sales of the Company's Game Master Series and Galaxy of Arcade products, which was partially offset by decreases in sales of the Company's Galaxy of Games and Galaxy of Home Office Help product lines in the amounts of $1,030,000 and $827,000 respectively. The increase in sales of the Company's Game Master Series and Galaxy of Arcade products, which are full-release software products, reflects the continuing transition of the Company from distributing mainly shareware titles to full-release software game titles. eGames Europe, acquired on August 14, 1998, accounted for $1,794,000 in net sales for the nine months ended March 31, 1999, and amounted to 20.8% of Company's sales for that period. For the nine months ended March 31, 1999 and 1998, the Company's international sales accounted for 24.6% and 6.5%, respectively.

                                  eGames, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company's product sales to GT Value Products accounted for 74% and 83% of the Company's net sales for the nine months ended March 31, 1999 and 1998, respectively. This decline in the percentage of GT Value Products sales to net sales is the result of the increase in net sales from other sources, principally increased international sales. The Company believes that for the year ending June 30, 1999, sales to GT Value Products could account for approximately 75% of the Company's net sales, which would be less than the 81% of the Company's sales that occurred through GT Value Products for the year ended June 30, 1998. In a continuing effort to diversify the Company's distribution channels, including distribution via the Internet, the Company has added features to its existing web-site to facilitate on-line orders and launched a new web-site offering demonstration versions of the Company's products, that can be downloaded from the Internet.

         Cost of sales for the nine months ended March 31, 1999 were $2,955,000 compared to $2,753,000 for the nine months ended March 31, 1998, representing an increase of $202,000 or 7.3%. This increase resulted primarily from increases in royalty costs and inventory obsolescence costs of $293,000 and $83,000 respectively, which were partially offset by a decrease in product costs of $184,000 relating to various manufacturing cost improvements. The Company's gross profit margin increased to 65.8% for the nine months ended March 31, 1999 from 62.5% for the nine months ended March 31, 1998. The primary causes of this increase were the increased sales derived from the higher margin Game Master Series and cost reductions due to higher production volumes and improved third party manufacturing processes.

         Product development expenses for the nine months ended March 31, 1999 were $703,000 compared to $240,000 for the nine months ended March 31, 1998, an increase of $463,000 or 192.9%. This increase was primarily due to increases in salary and related costs and outside developer costs resulting from increased product development efforts incurred to improve quality and quantity of the Company's full release product offerings. The largest component of the Company's increased development efforts reflects the Company's continuing transition from distributing shareware-based software titles to distributing full release software titles, such as the Company's Game Master Series, Galaxy of Arcade, and Galaxy of Games products. Also, certain employment costs have been incurred relating to the Company's increased efforts to improve the quality assurance process of the Company's development effort.

         Selling, general and administrative expenses for the nine months ended March 31, 1999, were $3,464,000 compared to $2,925,000 for the nine months ended March 31, 1998, representing an increase of $539,000 or 18.4%. This increase was primarily due to the increased operating expenses associated with eGames Europe's United Kingdom-based operations, which were acquired on August 14, 1998.

         Net interest expense for the nine months ended March 31, 1999 was $32,000 compared to $38,000 for the nine months ended March 31, 1998, representing a decrease of $6,000.

         Income tax expense for the nine months ended March 31, 1999 was $159,000 compared to $3,000 for the nine months ended March 31, 1998, representing an increase of $156,000. This increase is largely due to foreign income tax liabilities, which are not offset by the Company's existing net operating loss from its United States' operations.

                                  eGames, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The financial information presented reflects the Company's financial position at March 31, 1999.

         As of March 31, 1999, the Company's cash and working capital balances were $1,761,000 and $3,664,000, respectively. Net cash provided by operating activities for the nine months ended March 31, 1999 and 1998 were $1,108,000 and $127,000, respectively. The $1,108,000 net cash provided by operating activities for the nine months ended March 31, 1999 was caused primarily by profitable results from operations and an increase in accrued expenses, which were partially offset by increases in accounts receivable and inventory.

         Net cash used in investing activities for the nine months ended March 31, 1999 and 1998 were $296,000 and $281,000, respectively. Purchases of software rights and of furniture and equipment totaled $99,000 and $186,000 respectively for the nine months ended March 31, 1999.

         On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Limited ("Software Partners"), in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000. On March 31, 1999 Software Partners changed its name to eGames Europe Limited. Acquisition costs, net of cash received, were approximately $12,000.

         Net cash used in financing activities was $4,000 for the nine months ended March 31, 1999 and net cash provided by financing activities was $222,000 for the nine months ended March 31, 1998. On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in open-market purchases on the Nasdaq SmallCap Market. As of March 31, 1999, 161,900 shares at an approximate cost of $278,000 had been acquired by the Company pursuant to the repurchase program. As of March 31, 1999, the Company had received net proceeds from the exercise of Common Stock warrants and options totaling approximately $407,000.

         On March 10, 1999, the Company entered into a $1,000,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. This credit facility was established to provide, among other things, additional working capital during the Company's anticipated continued growth. As of May 12, 1999, the Company had not utilized any amount of this credit facility.

         The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. The Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future. However, there can be no assurances that the Company will be able to sustain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

                                  eGames, Inc.


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

         The Company has determined that there should be no Year 2000 issues for the products it has already sold since the Company's products predominantly contain no date-sensitive software.

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

The Risks Associated with the Company's Year 2000 Compliance

         The Company believes that its primary risk associated with Year 2000 compliance is the failure of third parties upon whom the Company's business relies to timely address their Year 2000 issues. Failure by third parties to adequately address their Year 2000 issues in a timely manner could result in disruptions in the Company's supply of products, packaging and related materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 compliance review procedures will adequately address the Company's internal Year 2000 issues, until the Company receives responses from all of its significant vendors, distributors and customers, the overall risks associated with the Year 2000 issue currently remain difficult to accurately describe and quantify, and there can be no guarantee that such uncertainty will not have a material adverse effect on the Company's business, operating results and financial position.

The Company's Contingency Plan

         The Company has not, to date, implemented a Year 2000 contingency plan. The Company intends to develop and implement a contingency plan by the end of June 1999. It is the Company's intention to devote whatever resources are necessary to assure that all of its Year 2000 compliance issues are resolved.

                                  eGames, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

         This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: increases in the Company's sales directly to retailers as opposed to through a distributor; improvements in the Company's future operating margins; the expansion of the Company's North American retail distribution; the projected percentage of sales of the Company's products to GT Value Products during the 1999 fiscal year; the Company's efforts in developing "full-release" software titles; the Company's Internet marketing strategy; the sufficiency of the Company's cash and working capital balances to fund the Company's operations in the future; and the Company's expectations and cost estimates regarding its Year 2000 compliance efforts. All forward-looking statements are based on current expectations regarding significant risk factors, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in this report will be achieved.

         The following important factors, among others, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the success of the Company's branding strategy and market acceptance of the Company's products in the United States and international markets; the allocation of adequate shelf space for the Company's products in major retail chain stores; successful sell-through results for the Company's products at retail stores; the Company's ability to place orders directly with retailers as opposed to achieving sales through a distributor; the success of the revised distribution relationship between the Company and GT Value Products; the continued expansion of the computer in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; access to alternative distribution channels and the success of the Company's efforts to develop and implement its Internet marketing strategy; consumers' continued demand for value-priced software; increased competition in the value-priced software category; the ability of the Company and its key distributors, vendors and suppliers to effectively address Year 2000 compliance issues; and various other factors described in the Company's reports, including Form 10-KSB, dated June 30, 1998, filed by the Company with the Securities and Exchange Commission, many of which are beyond the Company's control. The Company does not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of the Company.

                                  eGames, Inc.


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit No.           Description of Exhibit
      -----------           ----------------------

         27.1               Financial Data Schedule



(b) Reports on Form 8-K

         On March 22, 1999, the Company filed a report on Form 8-K regarding the Company entering into a $1 million revolving credit facility with a commercial bank.

         On April 21, 1999, the Company filed a report on Form 8-K regarding a press release announcing the Company's unaudited results for the third quarter ended March 31, 1999.

                                  eGames, Inc.


                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date:  May 13, 1999                          /s/  Gerald W. Klein
       ------------                          --------------------
                                             Gerald W. Klein, President,
                                             Chief Executive Officer, Chief
                                             Financial Officer and Director


Date: May 13, 1999                           /s/ Thomas W. Murphy
      ------------                           --------------------
                                             Thomas W. Murphy, Controller
                                             and Chief Accounting Officer
                                  eGames, Inc.


                                  Exhibit Index



      Exhibit No.          Description of Exhibit                Page Number
      -----------          ----------------------                -----------

         27.1              Financial Data Schedule