Form 10KSB
period 1999-06-30
EGAMES INC
filed 1999-09-28
CIK 948703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark one)
    |X|          ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999

    |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27102

                                  eGames, Inc.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-2694937
 (State or other jurisdiction of         (IRS Employer Identification Number)
  incorporation or organization)

   2000 Cabot Boulevard, Suite 110, Langhorne, PA               19047-1833
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
  Common Stock, No Par Value                         NASDAQ

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  $10,022,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $20,250,000 as of September 14, 1999.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,661,490 shares of Common Stock, no par value per share, as of August 31, 1999. Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X ) DOCUMENTS INCORPORATED BY REFERENCE Portions of Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III as set forth herein. With the exception of those portions, which are expressly incorporated by reference, said proxy statement is not deemed filed as a part hereof.

                                  eGames, Inc.

                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 1999

                                      INDEX


                                                                            Page
                                                                            ----
                                     PART I

Item  1. Business........................................................     3

Item  2. Properties......................................................    16

Item  3. Legal Proceedings...............................................    16

Item  4. Submission of Matters to a Vote of Security Holders.............    16

                                     PART II

Item  5. Market for the Registrant's Common Stock and Related
         Stockholder Matters.............................................    17

Item  6. Management's Discussion and Analysis of Results of Operations
         and Financial Condition.........................................    17

Item  7. Financial Statements ...........................................    23

Item  8. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................    42

                                    PART III

Item  9. Directors and Executive Officers of the Registrant..............    43

Item 10. Executive Compensation..........................................    43

Item 11. Security Ownership of Certain Beneficial Owners and Management..    43

Item 12. Certain Relationships and Related Transactions..................    43

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K..........................    44


Index of Exhibits........................................................    44
Signatures...............................................................    47

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 10 to 16.

Item 1.     Business

GENERAL

eGames,   Inc.,  formerly  RomTech,   Inc.,  (the  "Company"),   a  Pennsylvania
corporation   incorporated  in  July  1992,  publishes,   markets  and  sells  a
diversified line of personal computer software primarily for consumer entertainment. The Company also offers personal productivity products for sale, but the Company anticipates minimal future investment in that category of the market and expects sales from these products to be less than 15% of the Company's net sales in the foreseeable future. In October 1995, the Company completed its initial public offering coincident with its acquisition of Applied Optical Media Corporation ("AOMC"), a developer of educational and reference software titles. In April 1996, the Company acquired Virtual Reality Laboratories, Inc. ("VRLI"), a software developer of landscape generation, space exploration, and business forms manipulation programs. In August 1998, the Company acquired Software Partners Publishing and Distribution Ltd. ("Software Partners"), a United Kingdom-based distributor of personal computer software for consumer entertainment and small office/home office applications. On March 31, 1999 Software Partners changed its name to eGames Europe Ltd. ("eGames Europe"). As a result of these acquisitions, together with the Company's own internal development efforts, the Company offers primarily consumer entertainment software titles and to a lesser extent certain personal productivity titles. The Company's product line enables it to serve customers who are seeking high quality, familiar, easy-to-play value-priced entertainment software.

The Company believes that today's consumers base their software purchase decisions on the same criteria as other consumer product purchases, relying on recognized brands for consistent quality, value and ease of use. The Company promotes its proprietary brand names, including eGames(TM), Game Master Series(TM), Multi-Pack and Galaxy of Home Office Help(TM) (the "eGames Series") in order to generate customer loyalty, encourage repeat purchases and differentiate the eGames Series products to retailers and consumers. The Company targets the growing market of home personal computer ("PC") users who value fully-featured, value-priced and easy-to-use entertainment software. All eGames Series titles are "Family Friendly", which means they are easy-to-use, non-violent, and appeal to all ages. The Company's software packaging is labeled with the distinctive Family Friendly(TM) logo to help attract consumers towards its software. The Company's eGames Series, Game Master Series, and Galaxy of Home Office Help products generally sell at retail for under $15, a price point which is intended to generate impulse purchases in mass market shopping environments. The Company's Game Master Series titles are boxed software products that generally sell at retail for $14.99, yet feature packaging and content usually found in software titles selling for more than $20 at retail. The balance of the eGames software titles, including its Galaxy of Games(R) collections, are typically sold in jewel case packaging and sell at retail for $9.99 or are occasionally sold in special value boxes at $12.99. The Company is in the process of launching its Multi-Pack software titles, which are intended to be sold in special retail point-of-sale packages at $4.99.

Industry Background

According to a recent Arbitron NewMedia Pathfinder Study, the number of U.S. households with PCs nearly doubled to 54 percent in 1999 from 29 percent in 1995. The worldwide consumer entertainment software market is estimated to exceed $6 billion in revenues in 1999 versus $5.5 and $4.1 billion in 1998 and 1997, respectively. This dramatic growth in recent years has been driven by the increasing number of multimedia PCs in the home and office, the increasing number of game console devices in the home, the proliferation of software titles, and the development of new and expanding distribution channels. Declining prices of microprocessors and CD-ROM drives have made high-end interactive computer entertainment more affordable, resulting in low-end PCs targeted to the mass consumer market costing under $500.

The worldwide consumer entertainment software industry has also recently undergone a number of profound changes with the introduction of new hardware platforms and new technologies, such as on-line networks and the Internet. The proliferation of on-line networks and the Internet has created new opportunities for the consumer entertainment software industry, including on-line game playing by users in different locations and direct on-line marketing, sales and distribution to end users.

Growth in the installed base of multimedia PCs has created a mass market for consumer entertainment software products. The development of a mass market for consumer entertainment software products has been characterized by the growing importance of mass merchant software sales as a distribution channel, increasing price pressure and competition for retail shelf space. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. Faced with the challenges of marketing and distribution, many independent software developers and content providers are pursuing relationships with publishing companies with broader distribution capabilities, including better access to mass market retailers and greater merchandising, marketing and promotional support. At the same time, retailers with limited shelf space are faced with the challenge of managing an increasing number of new titles. A significant result of these market pressures is a trend in the industry toward the consolidation of entertainment software companies and the diversification of products offered by such companies.

BUSINESS STRATEGY

The Company believes that its success in the industry will be achieved by executing a business plan that focuses on: gaining brand name recognition of its Family Friendly brand products; developing new top-selling titles within existing brands; developing new brands; establishing strong distribution and retail relationships; consistently offering a diversified high-quality, high-value software portfolio of products that provide significant sell-through and return-on-investment opportunities for all types of retailers; and implementing a sound Internet strategy and comprehensive web site. The intended result of the Company's business strategy is to be a leading publisher of high-quality, value-priced consumer entertainment software in the consumer entertainment category of the market. To implement its business strategy, the Company intends to utilize the following tactics.

Rely On Consumer Research and Marketplace Data. The Company utilizes consumer research and marketplace sales data to determine which products are achieving favorable sales results in the consumer entertainment software categories that the Company serves. The Company then focuses on developing top-selling products that have a sustainable product life and also appeal to the broadest age group of consumers regardless of gender. This involves either developing or obtaining rights to products that the Company expects will meet these criteria while complementing and supporting the Company's branding strategy.

Deliver Products To Market Quickly To Maximize Sales Opportunities. The Company believes that one of its significant competitive strengths, primarily as a result of market research, is its ability to identify products that consumers are buying and which they will continue to buy. The Company leverages this competitive strength by quickly developing or procuring product content that the Company believes will achieve favorable sales results in its category when the product is combined with the Company's attractive, distinctive and informative packaging that is designed to encourage impulse purchases in retail stores. The Company's development efforts focus primarily on product design, consistent and user friendly interfaces, ease of use, product quality and consistency. The Company's internal product development activities are supplemented by utilizing existing technologies and externally developed programming and content. The Company maintains control over the creative and market-driven aspects of product development while utilizing outside resources to reduce development costs and minimize risks.

Develop Products That Are Easy To Use. Based on information from registered users of the Company's products, most of the Company's customers are new computer owners. Therefore, the Company's products are designed to be simple and easy to install and use, requiring little or no technical expertise. The Company provides technical support for all of its products and revises or upgrades products in response to consumer feedback gained from customer's registration of products they have purchased.

Develop  Efficient  Distribution  Channels and Expand Internet  Strategies.  The
Company has historically used large and well-established merchandising and distribution organizations to distribute its products to North American retailers. The Company is in the process of implementing a new distribution strategy, which focuses on increasing domestic and international sales to retailers on both a direct basis as well as through a network of independent distributors, and increasing sales through the Internet, cable television and alternative retail markets such as supermarkets, drug stores and convenience stores. The Company believes the Internet has created new opportunities for the consumer entertainment software industry to better serve its customers including: strengthening existing customer relationships; effecting direct marketing, promotion and distribution activities to broaden its reach to new customers; adding value to existing products; and developing new products and markets. The Company has taken steps to capitalize on these opportunities including: the continuous improvement and expansion of its site on the World Wide Web; the development of its Internet infrastructure and capabilities, including electronic distribution capabilities, incorporation of on-line functionality into existing products, continued development of new
Internet-based partnerships and products; and infusing web-based advertising opportunities into the Company's entertainment software products. In order to reduce the resources required for effective distribution, the Company has incorporated Internet capabilities into its products, which permit customers or prospective customers to review or demonstrate the Company's products at its website, (www.egames.com), before purchasing them.

Market Brand Names That Deliver Consistent Quality. The Company focuses its marketing resources on developing brands that represent consistency, quality and value to the consumer. The Company believes that to the consumer, brands offer a safe and secure choice in an otherwise confusing, fast-changing and often intimidating software marketplace. Consumers view successful brand logos as friendly marks of quality assurance. Once a consumer becomes highly satisfied with a brand in any given product category, the Company believes that the consumer will typically tend to actively seek out that brand versus competing brands. The Company believes that successful brands can lead to consistently successful sell-through results, which is one of the Company's long-term goals.

Maintain Profitable Operations. During its first two years as a public company, the Company did not achieve profitability. During the second half of fiscal 1997 the Company undertook changes in its operations and business strategy to focus on the value-priced segment of the consumer software market while structuring the Company to be profitable in fiscal 1998. During fiscal 1999, the Company further focused its business strategy to concentrate on consumer entertainment software products (specifically PC games). The value-priced segment of the consumer entertainment software market continues to be the largest and most rapidly growing category of the consumer entertainment software market, as reflected in the monthly reports by the reporting firm PC Data. This trend is expected to continue for the foreseeable future as consumers demand lower prices for software. In order to achieve and maintain profitable operations, the Company has created a business model that focuses on: delivering top selling branded titles with predictable, controllable development costs and risks; outsourcing production and warehousing while achieving high quality products and packaging, low costs, timely and efficient deliveries and predictable overhead costs during periods of rapidly increasing sales volume; and controlling operating expenses.

MARKETING

The Company's marketing efforts include: developing its World Wide Web site, (www.egames.com), promoting specific Company titles; engaging a public relations firm for announcements and disclosures; advertising in trade journals and other publications; coordinating in-store and industry promotions including merchandising and point of purchase displays; participating in cooperative advertising programs with specific retailers; and utilizing demonstration software distributed through the Internet or on compact discs. In addition, the Company's products contain software that enables customers to register their purchases via electronic mail, while at the same time providing a variety of additional market research data.

The Company's marketing department is responsible for creating marketing programs to generate product sell-in (sales to retailers) and sell-through (sales to end user customers). These programs generally are based on established consumer product marketing techniques that the Company believes are becoming more important as software becomes more of a consumer product. The Company uses consumer product graphic designers and copywriters to create effective package designs, catalogs, brochures, advertisements and related materials. The Company's marketing and sales personnel and outside contractors work together to coordinate retail and publicity programs so that those programs are in place when products are initially shipped to retailers and consumers. Public relation campaigns, in-store advertising, catalog mailings and advertisements are designed in advance of product availability.

SALES AND DISTRIBUTION

North American Sales and Distribution. The Company has determined that there are a number of strategic advantages to selling its products on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. Management of the Company believes that direct sales relationships with retail accounts would result in more effective inventory management, merchandising and communications than are possible through indirect sales relationships. Direct sales to retailers also diminish the Company's dependence on third-party distributors for sales of the Company's products and increases the potential gross profit margin that can be realized on the sale of its products. Accordingly, the Company has established direct sales relationships with several traditional national software retailers such as Electronics Boutique, CompUSA and Toys-R-Us, as well as non-traditional software retailers such as Rite Aid Corporation.

The Company has entered into relationships with third party suppliers of electronic data interchange ("EDI") services to establish linkages with its direct sales retailers, which in turn facilitates the placement, control and shipment of orders and the processing of payments and credits. The Company seeks to continue to increase the number of retail outlets served directly through its internal sales force. However, to a larger extent, the Company sells its products through wholesale distributors, such as GT Value Products, Navarre Corporation, Merisel Americas, Inc., SVG Distribution, Inc. and Beamscope
Canada. GT Value Products accounted for approximately 65% and 81% of the Company's net sales during fiscal 1999 and 1998, respectively. From May 1997 to April 1999 GT Value Products was the exclusive distributor of the Company's products in North America. In April 1999, the Company terminated its exclusive distribution relationship with GT Value Products and entered into a non-exclusive distribution relationship with them. (See "Dependence on Distributors and Retailers", page 10). Internet sales currently account for approximately 1% of the Company's sales.

International Sales and Distribution. The Company currently distributes its products in Argentina, Australia, Belgium, Brazil, the Caribbean, Chile, Colombia, Denmark, Finland, France, Germany, India, Ireland, Israel, Italy, Mexico, the Middle East, the Netherlands, New Zealand, Panama, the Philippines, Portugal, Saudi Arabia, Singapore, South Africa, Spain and the United Kingdom. The Company seeks to maximize its worldwide sales and earnings by releasing high quality localized foreign language titles, whenever practicable, and by continuing to expand the number of direct selling and distribution relationships it maintains with key retailers and distributors in major territories. The Company currently publishes localized products in French, German, Italian, Spanish and Portuguese, and the Company offers localized product packaging for all of these languages as well as in Hebrew and Brazilian Portuguese.

Distribution Procedures. The Company's product line focuses on branded content for the value-priced category of the consumer entertainment market. By maintaining a branded product category focus, the Company believes that its advertising, promotion, merchandising and packaging expenditures will build long-term benefits for all the products in each category.

The Company's internal sales staff calls on retail accounts directly and works with each distributor's sales personnel in order to maximize the sales potential with retail accounts. The Company's sales staff works closely with the retail buyers and their distributors to ensure that appropriate Company products are inventoried for each retail outlet, stocking levels are adequate, promotions and advertising are coordinated with product availability and in-store merchandising plans are properly implemented.

The Company's agreements with its distributors and retailers provide for rights to return the Company's products if the Company's products do not sell through at satisfactory levels to the retailers. The Company sells to its distributors and retailers on credit, with varying discounts and credit terms. (See "Dependence on Distributors and Retailers", page 10). The Company also has some limited exposure to returns by consumers. Reserves for returns by distributors, retailers and consumers are established at levels that the Company believes are adequate based on product sell-through, inventory levels and historic return rates (See Note 1 to Financial Statements, "Summary of Significant Accounting Policies, Revenue Recognition"). However, there can be no assurance that the actual returns will not exceed the established reserves. The Company typically accepts returns from customers, even when not legally required to do so, in order to maintain good customer relations to enhance repeat purchasing by consumers.

COMPETITION

The consumer entertainment software industry is intensely competitive and is in the process of substantial consolidation. The market for value-priced consumer entertainment software in the category in which the Company competes is especially competitive. The Company believes that the principal competitive factors generally include content quality, brand name recognition, ease of use, merchandising, product features, quality, reliability, on-line technology, distribution channels and price. Based on its current and anticipated future product offerings, the Company believes that it competes or will compete effectively in these areas, particularly in price, brand name recognition, quality, ease of use and product features.

The Company competes primarily with other software publishers, although certain book publishers, magazine publishers, entertainment companies and media companies may expand their product offerings to compete with the Company's products. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing, distribution, technical and other resources than the Company. Although there are a variety of consumer and business software publishers, based on product lines and price points, Hasbro Interactive, Mattel Media, Activision, GT Interactive, Electronic Arts, Humongous (a subsidiary of GT Interactive), Cosmi, Microsoft, and Interplay are the Company's primary competitors. In addition, it is possible that certain large software companies, hardware companies and media companies may increasingly target the value-priced segment of the software market resulting in additional competition.

The Company believes that increasing competition in the consumer entertainment software market may result in lower selling prices, which could adversely affect the Company's business, operating results and financial condition. To the extent that competitors achieve performance, price or other selling advantages, the Company could be adversely affected. In addition, commercial acceptance of new technologies such as the Internet may reduce demand for the Company's existing products. Intense price competition, reduced demand, or distribution channel changes may have a material adverse effect on the Company's business, financial condition, liquidity and operating results.

The market is also extremely competitive with respect to access to third-party developers and content providers. The Company may not be successful in competing for the most sought-after content for its products to the extent that competitors achieve better access to distribution channels, have greater financial resources to pay for development fees or royalties, or have developed a widely-recognized reputation. (See "Factors Affecting Future Performance, Rapid Technological Change; Product Development" beginning on page 12.)

PRODUCT DEVELOPMENT

The Company seeks to develop a broad line of branded products in rapidly growing and sustainable market categories. The Company utilizes consumer research and marketplace sales data (including reported industry sales, computer trade show sales and retail sell-through results) to determine which products are achieving top ranked sales results in the consumer entertainment software categories that the Company serves. New product ideas are evaluated based upon market research in the subject area, the type and demographics of the target consumer, and the existence and characteristics of competitive products. The Company then either develops or procures products that the Company expects will meet these criteria while complementing and supporting the Company's branding strategy. The Company believes that its development process has certain material advantages over other software companies, including consistent product quality, reliable delivery schedules and predictable cost estimates. The Company has also acquired products through the acquisition of other software companies or the acquisition or licensing of software products or technologies and will most likely continue to acquire products this way in the future.

The Company's Director of Product Development oversees the development of a product from conception through completion, and controls the scope, design, content and management of the project. The Company seeks to publish new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and upgrades to achieve a "better than" positioning relative to directly competitive products. Once a product is approved for development, a design specification is created that includes the product's features, estimated development time and cost, projected delivery date and projected selling price. Whenever possible, the software is designed to incorporate technology used in the Company's current products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including packaging and documentation, is designed to comply with a manufacturing specification that will meet the Company's margin requirements at the intended consumer price points.

The Director of Product Development executes the project with a development team that typically may include programmers, designers, artists and testers. The development team members are usually employees of the Company but may be independent contractors depending on the scheduling of and skills required for each project.

The Company's internal development efforts focus primarily on product design and features, consistent user interfaces, and product quality and consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming and content when such utilization results in a more efficient method of creating a higher quality product. Using this method, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development costs and risks. Development costs associated with externally licensed technology are generally paid through a nominal one-time customization fee and royalties based on actual sales of the product, thereby reducing the Company's investment risk in a product.

Developed products are tested for quality assurance before being released for production. Products are typically tested for bugs, compatibility with numerous popular PC brands and configurations, typical installation issues, functionality and ease-of-use. Marketing or development employees, under a manager's supervision, are responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce upgrades that keep abreast of consumer tastes and trends while satisfying the Company's business strategy.

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

BACKLOG

The Company typically ships its products within one to two days after accepting a customer's order, which is common in the consumer entertainment software industry. Consequently, the Company does not usually generate a backlog of orders that would be a significant or important indicator of future revenues or earnings.

CUSTOMER AND TECHNICAL SUPPORT

Customer and technical support standards are very high in the consumer entertainment software market. In order to remain competitive, the Company provides telephone and Internet technical support to its customers at no additional charge. However, costs associated with these activities are not significant. The Company believes that high-quality, user-friendly technical support provides valuable feedback to the Company's marketing and software development personnel for use in the product development process.

OPERATIONS

The Company's accounting, purchasing, inventory control, scheduling, order processing and development activities are conducted at its headquarters location in Langhorne, Pennsylvania. The Company maintains a sales and distribution operation in St. Ives, England, which it obtained through its acquisition of its United Kingdom distributor, Software Partners Distribution Ltd., in August 1998. Most product shipments to major customers are performed by independent contractors at their warehousing and production facilities working under the Company's direction. The Company's information management system handles order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, and mailing list management. Subject to credit terms and product availability, orders are typically shipped from the Company's facilities within one to two days after accepting a customer's order. Third party contractors replicate the software and assemble manuals, catalog inserts and boxes in which the Company's products are shipped. The Company has multiple sources for all components of its products, and has not experienced any material delays in production or assembly.

EMPLOYEES

As of June 30, 1999, the Company had 39 full-time employees, of which 12 were employed in software development; 17 in sales, marketing and customer support; and 10 in operations, finance and administration. In addition, the Company regularly utilizes approximately 20 independent contractors in connection with its product development activities. No employees are represented by labor unions, and the Company has never experienced a work stoppage.

INTELLECTUAL PROPERTY RIGHTS

The Company relies primarily on a combination of trademark, copyright, trade secret and other proprietary rights laws, license agreements, third-party nondisclosure agreements and other methods to protect its proprietary rights. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized duplication or infringement of the Company's software. The Company generally sells its published software under licenses from independent developers and, in such cases, does not acquire the copyrights for the underlying content.

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

FACTORS AFFECTING FUTURE PERFORMANCE

This report contains certain forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation: economic and competitive conditions in the software business affecting the demand for the Company's products; the Company's need for additional funds; the ability to hire and retain key management personnel to manage anticipated growth; the development, market acceptance and timing of new products; access to distribution channels; and the renewal of licenses for key software products. Those factors, the factors discussed below, and the factors identified on page 22 of Management's Discussion and Analysis should be considered by investors in the Company. All forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.

Early Stage Company; Consumer Entertainment Software Business; Maintaining Profitability. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal 1998 was the first year that the Company earned a profit. After earning $463,000 and $1,253,000 in fiscal 1999 and 1998, respectively, the accumulated deficit for the Company at June 30, 1999 was approximately $6,268,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities through income from operations. The Company's operations today are still subject to all of the risks inherent in the development of a recently profitable business, particularly in a highly competitive industry, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues from the development, marketing and distribution of its current and future software products. The development of multimedia software products, which can combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and outside developers. Other factors affecting the Company's future success include, but are not limited to, the ability of the Company to overcome problems and delays in product development, market acceptance of products and successful implementation of its sales, distribution and marketing strategy. There can be no assurance the Company will be successful in maintaining and expanding a sustainable consumer entertainment software business.

Dependence On Distributors And Retailers; Risk Of Customer Business Failure; Product Returns. Many of the largest mass-market retailers have established exclusive buying relationships under which such retailers will buy consumer entertainment software only from certain distributors. In such instances, the Company will not be able to sell its products to such mass-market retailers if these distributors are unwilling to distribute the Company's products.
Additionally, even if the distributors are willing to purchase the Company's products, the distributor is frequently able to dictate the price or other terms on which the Company sells to such retailers, or the Company may be unable to sell to such retailers on terms that the Company deems acceptable. The inability of the Company to negotiate commercially viable distribution relationships with these and other distributors, or the loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could materially adversely effect the Company's business, operating results and financial condition.

Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant retailer or distributor of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment.

The Company maintains allowances for uncollected receivables that it believes to be adequate, but the actual allowance maintained may not be sufficient in every circumstance. The failure to pay an outstanding receivable by a significant customer or distributor could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has established allowances for returns that it believes are adequate, there can be no assurance that actual returns will not exceed such allowances. The Company may also accept substantial product returns in order to maintain its relationships with retailers and its access to distribution channels. As a result of the Company's termination of its exclusive distribution relationship with GT Value Products, and its new non-exclusive distribution relationships with other distributors, including GT Value Products, the Company is now increasingly exposed to the risk of product returns from these retailers and distributors. Product returns that exceed the Company's allowances could have a material adverse effect on the Company's business, operating results and financial condition.

During the years ended June 30, 1999 and 1998, sales of the Company's products to GT Value Products accounted for approximately 65% and 81%, respectively, of the Company's net sales. As of June 30, 1999 and 1998, the Company's accounts receivable with GT Value Products accounted for 63% and 85 % of gross accounts receivable, respectively. Since either GT Value Products or the Company can terminate the distribution relationship between the parties at any time for any reason, there can be no assurance that GT Value Products will continue to distribute the Company's products. The loss of GT Value Products as a distributor or an inability to collect receivables from GT Value Products or any other adverse change in the Company's relationship with GT Value Products would have a material adverse effect on the Company's business, operating results, liquidity and financial condition.

Highly Competitive Market; Pricing Concerns; Rapidly Changing Marketing Environment; Competition for Retail Shelf Space. The market for consumer entertainment software is highly competitive, particularly at the retail shelf level where a rapidly increasing number of software titles are competing for the same amount of shelf space. Retailers have a limited amount of shelf space relative to the number of consumer entertainment software products competing for that space. Therefore, there is intense competition among consumer entertainment software publishers for adequate levels of shelf space and promotional support from retailers. As the number of software titles continues to increase, the competition for shelf space continues to intensify, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company's products represent a relatively small percentage of any retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or promote the Company's products with adequate levels of shelf space and promotional support.

Most of the Company's competitors have substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include the traditional attributes used in determining a product's value such as: vendor and product reputation; product quality, performance and price; product functionality and features; product ease-of-use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved, and while the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products which are comparable or superior to those offered by the Company, offer lower priced products or adapt more quickly than the Company to new technologies or evolving customer requirements. The Company's competitors may also have more money to spend on marketing promotions and advertising efforts. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that the Company will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business operating results and financial condition.

Need for Additional Funds. The Company's future capital requirements will depend on many factors, but particularly on cash flow from sales of the Company's products. If the Company is not able to maintain cash flow from operations at a level sufficient to support continued growth of its business, the Company may require additional funds to sustain and expand its product development, marketing and sales activities. Adequate funds for these purposes may not be available or may be available only on terms that would result in significant dilution or otherwise be unfavorable to existing stockholders. If the Company is unable to secure additional funding, or if the Company is unable to obtain adequate funds from operations or other external sources when required, the Company's inability to do so would have a material adverse effect on the long-term viability of the Company.

On March 10, 1999, the Company entered into a $1,000,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The credit facility is collateralized by substantially all of the Company's assets. The credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum debt to net tangible assets ratio of 1.50 to 1.00. As of June 30, 1999, the Company was in compliance with each of those covenants. This credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of August 31, 1999, the Company had not utilized this credit facility, which expires on October 31, 1999. On September 20, 1999, the Company and its commercial bank signed a commitment letter to increase the Company's credit facility from $1,000,000 to $1,500,000 and to extend its term to October 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 6 of this document.

Uncertainty of Market Acceptance; Short Product Life Cycles. The market for consumer entertainment software has been characterized by shifts in consumer preferences and short product life cycles. Consumer preferences for entertainment software products are difficult to predict and few products achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, that such acceptance will be sustained for any significant period, or that product life cycles will be sufficient to permit the Company to recover development, marketing and other associated costs. In addition, if market acceptance is not achieved, the Company could be forced to accept substantial product returns to maintain its relationships with distributors and retailers and its access to distribution channels. Failure of new products to achieve or sustain market acceptance or product returns in excess of the Company's expectations would have a material adverse effect on the Company's business, operating results and financial condition.

Rapid Technological Change; Product Development. Frequent new product introductions and enhancements, rapid technological developments, evolving industry standards and swift changes in customer requirements characterize the market for the Company's products. The Company's continued success depends upon its ability to continue to quickly and efficiently develop and introduce new products and enhance existing products to incorporate technological advances and responses to customer requirements. If any of the Company's competitors introduce products more quickly than the Company, or if they introduce better products, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products by competitors will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, liquidity and operating results.

Fluctuations in Quarterly Results; Uncertainty of Future Operating Results; Seasonality. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under the Company's control. Future operating results will depend upon many factors including: the size and rate of growth of the consumer entertainment software market; the demand for the Company's products; the level of product and price competition; the length of the Company's sales cycle; seasonality of individual customer buying patterns; the timing of new product introductions and product enhancements by the Company and its competitors; the timing of orders from major customers; delays in shipment of products; access to distribution channels; product defects and other quality problems; product life cycles; levels of international sales; changes in foreign currency exchange rates; the ability of the Company to develop and market new products and control costs; general domestic and international economic and political conditions; and personnel changes. Products are usually shipped as orders are received so the Company operates with little or no backlog. Therefore, net revenues in any quarter are dependent on orders booked and shipped during that quarter.

The consumer entertainment software industry is somewhat seasonal due primarily to holiday shopping and back-to-school buying patterns. Accordingly, in descending order, the calendar fourth, first and third quarters are typically the strongest quarters for sales results with the calendar second quarter typically the weakest.

Therefore, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Consequently, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Risk of Defects. Products offered by the Company can contain errors or defects. The PC hardware environment is characterized by a wide variety of non-standard peripherals, such as sound and graphics cards, and configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite the extensive testing performed by the Company's quality assurance personnel, new products or releases may contain errors discovered after shipments have commenced, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

Possible Inadequacy of Protection of Trade Names; Software Technology; and Other Proprietary Rights. The Company holds copyrights on the products, manuals, advertising and other materials owned by it. The Company also either owns trademark rights or is in the process of applying for such rights in the Company's name and logo, and the names of the products owned or licensed by the Company. The Company's success depends in part on its ability to protect its proprietary rights to the trademarks, trade names and content used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results.

The Company may from time to time be notified that it is infringing on certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and the Company's technology will create new products and technology that may give rise to claims of infringement. While no actions are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Any such action could result in substantial cost to and diversion of resources of the Company. If the Company was found to be infringing the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed, or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the advent of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

Acquisition-Related Risks. Since its initial public offering, the Company has acquired Applied Optical Media Corporation, Saturn Publishing, Virtual Reality Laboratories, Inc. and Software Partners Publishing and Distribution Ltd. Consistent with the Company's strategy of enhancing its sales and distribution capabilities and product offerings, the Company intends to continue to pursue acquisitions of companies, intellectual property rights and other assets that can be purchased or licensed on acceptable terms and which the Company believes will contribute to profitability. Some of these transactions could be material in size and scope. While the Company searches for appropriate acquisition opportunities, the Company may not be successful in identifying suitable acquisitions. If potential acquisition opportunities are identified, the Company may not be able to consummate such acquisitions and if such an acquisition does occur, it may not enhance the Company's business or be accretive to the Company's earnings. As the consumer entertainment industry continues to consolidate, the Company faces significant competition in seeking acquisitions and may in the future face increasing competition for acquisition opportunities. This competition is likely to inhibit the Company's ability to complete suitable transactions.

The Company may, in the future, issue additional shares of Common Stock in connection an acquisition, which may dilute its existing stockholders.

Future acquisitions could divert substantial management time that would otherwise be available for the ongoing development of the Company's business, and could result in short term reductions in earnings or special transaction or other charges. An acquired business may also be difficult to integrate with existing operations or assets. If the Company's management is not able to respond to these challenges effectively, the Company's results of operations could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. The Company believes that its future growth will depend, in part, on its ability to continue to identify, acquire and integrate companies that have software development, publishing and/or distribution capabilities. While the Company reviews acquisition opportunities in the ordinary course of its business, the Company presently has no commitments or undertakings with respect to any material acquisitions. There can be no assurance that the Company will be successful in identifying and acquiring suitable acquisition candidates or integrating such acquired businesses into the Company's operations.

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

International Sales. In fiscal 1999, the Company derived approximately 27% of its total revenues from international sales versus 8% in fiscal 1998. The Company expects international sales to continue to comprise a significant and increasing percentage of the Company's sales. The Company's international business is subject to certain risks including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

Year 2000 Issues: the Company's State of Readiness; Cost to Address the Year 2000 Issues; Year 2000 Contingency Plan. The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that all but one of the Company's critical information systems were Year 2000 compliant due to the fact that most of the Company's network hardware and operating systems are "off-the-shelf" products from third parties with Year 2000 compliant versions. The one critical information system that required an upgrade to become Year 2000 compliant was upgraded during December 1998. The Company has determined that there should be no Year 2000 issues for the products it has already sold since the Company's products predominantly contain no date-sensitive software. As part of the Company's Year 2000 compliance review, the Company is in the process of contacting its primary vendors, distributors and customers to determine the extent to which the Company is vulnerable to such third parties' failures to address their Year 2000 compliance issues. The Company will continue to work to obtain sufficient information and assurances from its significant vendors, distributors and customers as part of its Year 2000 compliance review. However, there can be no guarantee that third parties on which the Company's business relies will adequately address their Year 2000 compliance issues nor is there any guarantee that the failure by such third parties to adequately deal with such issues would not have a material adverse effect on the Company and its operations.

The Company has completed its Year 2000 compliance review of its critical information systems, including the upgrading of one if its software systems at an approximate cost of $15,000. The Company's Year 2000 compliance review of its third party suppliers, distributors and vendors is an ongoing process, but to date has not required any material amount of Company resources or funds. The Company does not expect the cost of its Year 2000 compliance to be material to the Company's financial position, cash flow or results of operations. The Company believes that its primary risk associated with Year 2000 compliance is the failure of third parties upon whom the Company's business relies to timely address their Year 2000 issues. Failure by third parties to adequately address their Year 2000 issues in a timely manner could result in disruptions in the Company's supply of products, packaging and related materials, late or missed payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 compliance review procedures will adequately address the Company's internal Year 2000 issues, until the Company receives responses from all of its significant vendors, distributors and customers, the overall risks associated with the Year 2000 issue currently remain difficult to accurately describe and quantify, and there can be no guarantee that such uncertainty will not have a material adverse effect on the Company's business, operating results and financial position.

The Company has not, to date, implemented a Year 2000 contingency plan. The Company intends to develop and implement a contingency plan by the end of October 1999.

Stock Price Volatility. The Company believes that a variety of factors could cause the price of its Common Stock to fluctuate, perhaps substantially, over a short period of time including: quarter to quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors; key management changes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of software, high technology stocks, micro-cap and small cap stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

Listing of Securities; Risk of Low Priced Stocks. The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol EGAM. A listed company may be de-listed if it fails to maintain minimum levels of Stockholders' equity, shares publicly held, number of Stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At June 30, 1999, the Company satisfied the minimum level of Stockholders' equity required to be listed ($2,000,000) and all other aspects of its listing agreement.

If the Company fails to maintain the criteria for trading on the Nasdaq SmallCap Market, its Common Stock may be de-listed. Public trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets," or on the NASD's "Electronic Bulletin Board." If the Common Stock were de-listed, it may be more difficult to dispose of, or even to obtain quotations as to the price of, the Common Stock and the price, if any, offered for the Common Stock may be substantially reduced.

In addition, if the Common Stock is de-listed from trading on the Nasdaq SmallCap Market, and the trading price of the Common Stock is less than $5.00 per share, or the Company has less than $2 million in net tangible assets, trading in the Common Stock would be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or an annual income exceeding $200,000 or $300,000 jointly with their spouses) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The requirements of Rule 15g-9, if applicable, may affect the ability of broker/dealers to sell the Company's securities and may also affect the ability of purchasers to sell their shares in the secondary market. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rule") also requires additional disclosure in connection with any trades involving a stock defined as penny stock (any non-Nasdaq equity security that has a market price or exercise price of less than $5.00 per share and less than $2 million in net tangible assets, subject to certain exceptions). Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the SEC explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure must also be made about commissions payable to both the broker/dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.     Properties

The Company leases 11,000 square feet of office, development and warehouse space in Langhorne, Pennsylvania and 5,000 square feet of office and warehouse space in St. Ives, England. The Company believes that its current facilities will be adequate for the Company's anticipated needs through fiscal 2000. The Company leases its North American and United Kingdom operating facilities under two operating leases, expiring in September 2002 and in March 2007, respectively. Rent expense was $204,000 and $157,000 for the years ended June 30, 1999 and 1998, respectively. The Company anticipates that it may require additional space as its business grows but anticipates no difficulty in obtaining such space in the vicinity of its current facilities on terms substantially similar to those of the Company's current lease.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Market System ("Nasdaq") under the symbol EGAM. The following are the range of high and low bid prices for fiscal 1999 and 1998, as reported by Nasdaq:

                                                          High        Low
                                                          ----        ---
     Fiscal 1998
     -----------
          First quarter ...................              $2.000      $0.969
          Second quarter ..................              $3.000      $1.500
          Third quarter ...................              $2.813      $2.375
          Fourth quarter ..................              $2.719      $1.719
     Fiscal 1999
     -----------
          First quarter ...................              $2.125      $0.938
          Second quarter ..................              $1.935      $0.938
          Third quarter ...................              $6.156      $1.625
          Fourth quarter ..................              $4.500      $2.375

On August 31, 1999, the Company had approximately 118 shareholders of record. The Company has not paid any dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following discussion should be read together with the Company's Consolidated Financial Statements and Notes thereto beginning on page 23.

Year Ended June 30, 1999 Compared to the Year Ended June 30, 1998

Net Sales and Cost of Sales

Net  sales  for the year  ended  June 30,  1999  were  $10,022,000  compared  to
$9,276,000 for the year ended June 30, 1998, representing an increase of $746,000 or 8%. As it relates to the mix of products sold, this increase generally resulted from increases in sales of the Company's full-release game products, while sales of the Company's shareware-based products, personal productivity and non-eGames products decreased. For the year ended June 30, 1999, the Company's net sales were comprised of full-release game products (60%), shareware-based products (25%), personal productivity products (10%) and non-eGames products (5%), respectively. For the year ended June 30, 1998, the Company's net sales were comprised of full-release game products (3%), shareware-based products (59%), personal productivity products (24%) and non-eGames products (14%), respectively. These changes in products sold reflect the Company's transition from publishing and distributing primarily shareware-based products to full-release, proprietary products, which occurred during the 1999 fiscal year. Additionally, due to issues arising from the Company's year-end transition towards multiple relationships for the distribution of its products, as described in the following paragraph, the Company's domestic sales for fiscal 1999 decreased by $1,251,000 from fiscal 1998 results. This decrease in the Company's domestic sales was offset by a $1,997,000 increase in the Company's international sales achieved during fiscal 1999 as compared to fiscal 1998 results, which increase in international sales resulted primarily from the Company's acquisition of Software Partners Publishing and Distribution Ltd., a United Kingdom-based software distributor, that occurred in August 1998. The Company's international sales represented 27% and 8% of the Company's net sales for the 1999 and 1998 fiscal years, respectively.

Until April 1999, the Company primarily distributed its entertainment software products in North America through a large national distributor, GT Value Products, a division of GT Interactive Software Corporation. At that time, the Company terminated its exclusive distribution agreement with GT Value Products and began entering into non-exclusive distribution agreements with various national distributors, including GT Value Products. The Company has also entered into several direct sales agreements with certain retailers. This new distribution strategy is intended to diversify the Company's distribution channels to retail, provide for more effective inventory management, merchandising and communications with retailers, diminish the Company's dependence on any one third-party distributor for sales of the Company's products, and increase the potential gross profit margin that can be realized on the sale of its products. The Company continues to distribute its products through GT Value Products to certain mass merchandise retailers that purchase value-priced software exclusively through GT Value Products. The Company's product sales to GT Value Products accounted for 65% and 81% of the Company's net sales for the years ended June 30, 1999 and 1998, respectively. The Company believes that for the year ending June 30, 2000, sales to GT Value Products could account for a decreasing, but significant, amount of the Company's net sales.

As a result of its transition to a new distribution strategy, the Company's sales for the fourth quarter ended June 30, 1999 were adversely affected. The Company's sales were $1,383,000 for the quarter ended June 30, 1999 as compared to $1,931,000 for the quarter ended June 30, 1998.

During April 1999, pursuant to its new distribution strategy, the Company shipped its first order on a direct basis to over 2,600 individual Rite Aid drug stores. As competition for shelf space in traditional software retail stores continues to increase, the Company intends to aggressively target non-traditional software retailers for opportunities to distribute the Company's products. These non-traditional software retailers may include grocery stores, drug stores, convenience stores, music stores and bookstores.

During the 1999 fiscal year, the Company has taken steps to increase distribution of its products via the Internet, including: devoting resources to the improvement and expansion of its web site; establishing electronic distribution capabilities by entering into an agreement with Digital River, a distributor of digital software over the Internet; and incorporating on-line functionality into existing products. Sales of the Company's products via the Internet were less than 1% of the Company's net sales for the years ended June 30, 1999 and 1998, respectively.

Product returns experienced by the Company during the years ended June 30, 1999 and 1998 were $859,000 and $39,000, respectively, or nine percent and less than one percent of the Company's net sales, respectively. This increase in product returns was caused primarily from the change in the Company's distribution relationship with GT Value Products, which occurred during the year ended June 30, 1999, as well as the Company's new distribution relationships which also allow for product returns.

Cost of sales for the year ended June 30, 1999 were $3,597,000 compared to $3,442,000 for the year ended June 30, 1998, representing an increase of $155,000 or 4%. This increase was caused primarily by additional inventory obsolescence costs of $207,000 and increased royalty costs of $345,000, both associated with the Company's transition from shareware to full-release software products, which was initiated during fiscal 1999. The increase in cost of sales was partially offset by a $569,000 decrease in replication and assembly costs resulting from negotiated contract manufacturing pricing with third party replicating and box assembly vendors. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products. The increase in gross profit margin to 64.1% from 62.9% was caused primarily by increased sales of the Company's full-release products, which have a higher gross profit margin than the Company's discontinued shareware products, combined with replication and assembly cost savings achieved during the year ended June 30, 1999.

Operating Expenses

Product development expenses for the year ended June 30, 1999 were $937,000 compared to $397,000 for the year ended June 30, 1998, an increase of $540,000 or 136.0%. This increase was caused primarily by a $248,000 increase in salary and related costs for employees hired to focus on the Company's product development efforts and a $277,000 increase in independent developer costs, which were both due to the Company's significant increase in the development of full-release products during the year ended June 30, 1999.

The development of full-release software requires substantially greater resources than producing shareware-based software, because it involves identifying potential sources of software content, negotiating licensing agreements with the developers of such content, and preparing a finished product based upon the acquired content, which requires additional in-house or independent contractor development efforts. During the 1999 fiscal year, the Company has also devoted additional resources to its quality assurance efforts in order to determine that each of the versions of products that are developed and marketed - including demonstration, full release and collection versions - function properly. As competition for quality software content intensifies, the Company anticipates that it will require additional resources to continue to develop high-quality products. The Company has also utilized independent contractors during the 1999 fiscal year to localize its software products into foreign languages. The Company currently publishes localized products in French, German, Italian, Spanish and Portuguese. The Company intends to continue to increase the number of products that are available in foreign languages, which would require the Company to incur additional product development expenses.

The Company recorded sales from 38 full-release game products for the year ended June 30, 1999 compared to recorded sales from 3 full-release game products for the year ended June 30, 1998. The Company is currently working towards publishing between 35 and 40 new full-release game products during fiscal 2000.

Selling, general and administrative expenses for the year ended June 30, 1999 were $4,814,000 compared to $4,135,000 for the year ended June 30, 1998, an increase of $679,000 or 16.4%. This increase was caused primarily by operating expenses incurred by the Company's sales and distribution operation in the United Kingdom, acquired on August 14, 1998, which were partially offset by reductions in the Company's marketing promotional costs incurred in the North American marketplace.

Interest expense, net

Net interest expense for the year ended June 30, 1999 was $32,000 compared to $46,000 for the year ended June 30, 1998, a decrease of $14,000 or 30.4%. The reason for this decrease was the reduction of long-term debt and capital lease obligations due to normal monthly principal payments made during the year ended June 30, 1999, and the increase in interest income earned from higher cash balances held by the Company during fiscal 1999.

Provision for income taxes

Provision for income taxes for the year ended June 30, 1999 was $180,000 compared to $3,000 for the year ended June 30, 1998, an increase of $177,000. The increase in the provision for income taxes was primarily due to foreign income taxes related to the Company's United Kingdom subsidiary acquired during fiscal 1999, the expiration of net operating losses available to offset state taxable income and federal taxable income not offset by net operating losses.

Net income attributable to Common Stock

Net income attributable to Common Stock for the year ended June 30, 1999 was $463,000 compared to $1,135,000 for the year ended June 30, 1998, a decrease of $672,000 or 59.2%. This decrease in profitability was primarily a result from increases in operating expenses and provision for income taxes of $1,219,000 and $177,000, respectively, which were partially offset by a $591,000 increase in gross profit and a $118,000 decrease in the accretion of the beneficial conversion feature on preferred stocks.

Weighted average common shares

The weighted average common shares outstanding on a diluted basis increased by 184,835 during the year ended June 30, 1999. During the 1999 fiscal year, 150,000 shares of Common Stock were issued in connection with the acquisition of Software Partners Publishing and Distribution Ltd., now eGames Europe, Ltd. ("eGames Europe") in August 1998, and 312,140 shares of Common Stock were issued in connection with the exercise of 270,308 Common Stock warrants and 41,832 Common Stock options. In addition, due to the $118,000 accretion of the beneficial conversion feature of the Class Two and Class Three Convertible Preferred Stock for the year ended June 30, 1998, the Company's net income per Common Share was negatively impacted by $0.01 for the year ended June 30, 1998. During the year ended June 30, 1999, the Company acquired 231,900 shares of its Common Stock for approximately $501,000 as part of a stock repurchase program approved by the Board of Directors in October 1998.

Liquidity and Capital Resources

As of June 30, 1999, the Company's cash and working capital balances were $1,314,000 and $2,708,000, respectively, and the Company's total stockholders' equity balance at June 30, 1999 was $3,224,000. As of September 21, 1999, the Company's unaudited cash balance was approximately $300,000, primarily as a result of lower than expected cash collections from the Company's distributors since the end of the 1999 fiscal year. On September 20, 1999, the Company and its commercial bank signed a commitment letter to increase the Company's credit facility from $1,000,000 to $1,500,000 and to extend its term to October 31, 2000.

As indicated in the accompanying financial statements, the Company's net income for fiscal 1999 was $463,000 and the Company's net income for fiscal 1998 was $1,253,000. In addition, cash provided by operating activities was $866,000 and $707,000 for the years ended June 30, 1999 and 1998, respectively. The $866,000 net cash provided by operating activities for the year ended June 30, 1999 resulted primarily from the Company's net income adjusted for non-cash depreciation and amortization expense for the period, in addition to a decrease in accounts receivable, which was partially offset by an increase in inventory.

Net cash used in investing activities for the year ended June 30, 1999 and 1998 were $313,000 and $403,000, respectively. Purchases of software rights and furniture and equipment totaled $108,000 and $193,000, respectively, for the year ended June 30, 1999. On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Ltd., in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000. On March 31, 1999, Software Partners changed its name to eGames Europe Ltd. Acquisition costs, net of cash received, were approximately $13,000.

Net cash used in financing activities was $193,000 for the year ended June 30, 1999 and net cash provided by financing activities was $205,000 for the year ended June 30, 1998. On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. As of June 30, 1999, the Company had purchased 231,900 shares of its Common Stock at an approximate cost of $501,000, pursuant to its stock repurchase program. During the year ended June 30, 1999, the Company received net proceeds from the exercise of Common Stock warrants and options totaling approximately $485,000. During the year ended June 30, 1999, the Company made $124,000 in notes payable repayments and $53,000 in capital lease repayments.

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors of the Company's products, the development and sell-through of the Company's products, the costs of developing, producing and marketing such products, and various other factors, some of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future. However, there can be no assurances that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

On March 10, 1999, the Company entered into a $1,000,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The credit facility is collateralized by substantially all of the Company's assets. The credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum debt to net tangible assets ratio of 1.50 to 1.00. As of June 30, 1999, the Company was in compliance with each of those covenants. This credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of August 31, 1999, the Company had not utilized this credit facility, which expires on October 31, 1999. On September 20, 1999, the Company and its commercial bank signed a commitment letter to increase the Company's credit facility from $1,000,000 to $1,500,000 and to extend its term to October 31, 2000.

At June 30, 1999, the Company continued to satisfy the minimum level of stockholders' equity required and all other aspects of its listing agreement for the Nasdaq SmallCap Market. At June 30, 1999, the Company had $2,967,000 in net tangible assets.

Year 2000

The Company's State of Readiness
--------------------------------

The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that all but one of the Company's critical information systems were Year 2000 compliant due to the fact that most of the Company's network hardware and operating systems are "off-the-shelf" products from third parties with Year 2000 compliant versions. The one critical information system that required an upgrade to become Year 2000 compliant was upgraded in December 1998.

The Company has determined that there should be no Year 2000 issues for the products it has already sold since the Company's products predominantly contain no date-sensitive software.

As part of the Company's Year 2000 compliance review, the Company has contacted its primary vendors, distributors and customers to determine the extent to which the Company is vulnerable to such third parties' failures to address their Year 2000 compliance issues. The Company has received responses from several, but not all, of the Company's primary vendors, including the primary third-party manufacturers of the Company's products and packaging. Responses have also been received from several, but not all, of the significant distributors of the Company's products. The Company will continue to work to obtain sufficient information and assurances from its significant vendors, distributors and customers as it completes its Year 2000 compliance review. However, there can be no guarantee that third parties on which the Company's business relies will adequately address their Year 2000 compliance issues nor is there any guarantee that the failure by such third parties to adequately deal with such issues would not have a material adverse effect on the Company and its operations.

The Cost to Address the Company's Year 2000 Issues
--------------------------------------------------

The Company has completed its Year 2000 compliance review of its critical information systems, including the upgrading of one of its software systems at an approximate cost of $15,000. The Company's Year 2000 compliance review of its third party suppliers, distributors and vendors is an ongoing process, but to date has not required any material amount of Company resources or funds. The Company's costs to review and address any Year 2000 compliance issues are not expected to be material to the Company's financial position, cash flow or results of operations.

The Risks Associated with the Company's Year 2000 Compliance
------------------------------------------------------------

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

The Company's Contingency Plan

The Company has not, to date, implemented a Year 2000 contingency plan. The Company intends to develop and implement a contingency plan by October 31, 1999. It is the Company's intention to devote whatever resources are necessary to assure that all of its Year 2000 compliance issues are resolved.

Forward-Looking Statements

This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: the Company's efforts to diversify the distribution channels used to distribute its products, including direct sales to traditional and alternative software retailers, use of the Internet and expansion into international markets through the Company's wholly-owned subsidiary, eGames Europe; the projected amount of sales of the Company's products to GT Value Products Corporation during the 2000 fiscal year; the costs associated with the development and localization of the Company's products; the number of new full-release products that the Company will develop during the 2000 fiscal year; the sufficiency of the Company's cash and working capital balances to fund the Company's operations in the future; the affect of adopting new accounting pronouncements on the Company's financial statements and practices; the Company's expectations and cost estimates regarding its Year 2000 compliance efforts; and the Company's expansion of its product offerings in the United Kingdom and distribution of its products into the European markets. All forward-looking statements are based on current expectations regarding significant risk factors, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in this report will be achieved.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the success of the Company's new distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the market acceptance and successful sell-through of the Company's existing and new products in the United States and international markets; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for uncollectible receivables; the amount of returns of the Company's products from distributors and retailers and the Company's ability to establish adequate reserves for product returns; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; the ability of the Company and its key distributors, vendors and suppliers to effectively address Year 2000 compliance issues; and various other factors, many of which are beyond the Company's control. The Company does not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of the Company.

Item 7.     Financial Statements

                                  eGames, Inc.
                   Index to Consolidated Financial Statements



                                                                         Page
                                                                         ----

   Independent Auditors' Report......................................     24

   Consolidated Balance Sheet June 30, 1999..........................     25

   Consolidated Statements of Operations for the years
   ended June 30, 1999 and 1998......................................     26

   Consolidated Statements of Stockholders' Equity for the years
   ended June 30, 1999 and 1998......................................     27

   Consolidated Statements of Cash Flows for the years
   ended June 30, 1999 and 1998......................................     28

   Notes to Consolidated Financial
   Statements........................................................     30

                          Independent Auditors' Report


The Board of Directors and Stockholders
eGames, Inc.:

We have audited the accompanying consolidated balance sheet of eGames, Inc. and subsidiary as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGames, Inc. and subsidiary as of June 30, 1999 and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Philadelphia, Pennsylvania
August 19, 1999
                                  eGames, Inc.
                           Consolidated Balance Sheet
                                  June 30, 1999

                                                                        1999
                                                                        ----
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 1,313,853
   Restricted cash                                                       17,560
   Accounts receivable, net of allowances totaling $417,732           1,934,503
   Inventory                                                          1,153,198
   Prepaid expenses                                                     108,702
                                                                    -----------
          Total current assets                                        4,527,816

Furniture and equipment, net                                            375,717
Intangibles and other assets, net                                       487,233
                                                                    -----------
          Total assets                                              $ 5,390,766
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $ 1,040,438
   Accrued expenses                                                     627,264
   Notes payable                                                        129,210
   Capital lease obligations                                             22,986
                                                                    -----------
          Total current liabilities                                   1,819,898

Capital lease obligations, net of current portion                        22,459
Notes payable-long term portion                                         174,471
Convertible subordinated debt                                           150,000
                                                                    -----------
          Total liabilities                                           2,166,828

Commitments and contingencies - Notes 6, 7, 8 and 14

Stockholders' equity:
   Common Stock, no par value (40,000,000 shares authorized;
     9,833,340 issued and 9,601,440 outstanding)                      8,874,889
   Additional paid in capital                                         1,148,550
   Accumulated deficit                                               (6,268,169)
   Treasury Stock at cost - 231,900 shares                             (501,417)
   Accumulated other comprehensive loss                                 (29,915)
                                                                    -----------
          Total stockholders' equity                                  3,223,938
                                                                    -----------
          Total liabilities and stockholders' equity                $ 5,390,766
                                                                    ===========








See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                       Years ended June 30, 1999 and 1998

                                                          1999           1998
                                                          ----           ----
Net sales                                              $10,022,305   $ 9,275,889

Cost of sales                                            3,596,982     3,441,793
                                                       -----------   -----------
Gross profit                                             6,425,323     5,834,096

Operating expenses:
     Product development                                   936,938       397,272
     Selling, general and administrative                 4,814,345     4,135,266
                                                       -----------   -----------
        Total operating expenses                         5,751,283     4,532,538
                                                       -----------   -----------

Operating income                                           674,040     1,301,558

Interest expense, net                                       31,761        45,859
                                                       -----------   -----------

Income before income taxes                                 642,279     1,255,699

Provision for income taxes                                 179,724         3,069
                                                       -----------   -----------

Net income                                                 462,555     1,252,630

Accretion of beneficial conversion feature on
     preferred stocks, including dividend
     payable in the form of Common Stock                     - 0 -      (117,991)
                                                       -----------   -----------

Net income attributable to Common Stock                $   462,555   $ 1,134,639
                                                       ===========   ===========


Net income per common share - basic                    $      0.05   $      0.13
                                                       ===========   ===========
Net income per common share - diluted                  $      0.05   $      0.12
                                                       ===========   ===========

Weighted average common shares outstanding - basic       9,494,988     8,716,756

Dilutive effect of Common Stock equivalents                344,453       937,850
                                                       -----------   -----------

Weighted average common shares outstanding - diluted     9,839,441     9,654,606
                                                       ===========   ===========






See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
                Consolidated Statements of Stockholders' Equity
                       Years ended June 30, 1999 and 1998


                                                                                               Additional
                                            Preferred Stock             Common Stock            Paid-in      Accumulated
                                          Shares       Amount        Shares       Amount        Capital       Deficit
                                         ----------   ----------    ---------   -----------   -----------   -----------
Balance as of June 30, 1997               3,521,340   $3,415,899    6,535,614   $ 4,368,736   $ 1,148,550   ($7,865,363)


Net income                                                                                                    1,252,630

Shares issued in connection with
   exercise of warrants and options                                   137,100       274,200

Shares issued in connection with the
   conversion of Class One Preferred     (1,000,000)  (1,000,000)     303,030     1,000,000

Shares issued in connection with the
   conversion of Class Two Preferred     (1,271,340)  (1,271,340)     907,948     1,271,340

Shares issued in connection with the
   conversion of Class Three Preferred   (1,250,000)  (1,250,000)   1,487,508     1,250,000

Effects from the beneficial conversion
    feature of Class Two Preferred                         3,716                                                 (3,716)

Effects from the beneficial conversion
   feature of Class Three Preferred                      101,725                                               (101,725)

Stock dividend accrued
   on Class Three Preferred                                                          12,550                     (12,550)
                                         ----------   ----------  -----------   -----------   -----------   -----------
Balance as of June 30, 1998                   - 0 -   $    - 0 -    9,371,200   $ 8,176,826   $ 1,148,550   ($6,730,724)


Net income                                                                                                      462,555

Shares issued in connection with
   exercise of warrants and options                                   312,140       485,063

Purchase of Treasury Stock

Foreign currency translation
   adjustment

Shares issued in connection with
   acquisition                                                        150,000       213,000
                                         ----------   ----------    ---------   -----------   -----------   -----------
Balance as of June 30, 1999                   - 0 -   $    - 0 -    9,833,340   $ 8,874,889   $ 1,148,550   ($6,268,169)
                                         ==========   ==========    =========   ===========   ===========   ===========




                                                                 Accumulated
                                                                   Other
                                            Treasury Stock      Comprehensive  Stockholders'
                                           Shares      Amount       Loss          Equity
                                         ---------   ---------   ---------     ------------
Balance as of June 30, 1997                  - 0 -   $   - 0 -   $   - 0 -       $1,067,822


Net income                                                                        1,252,630

Shares issued in connection with
   exercise of warrants and options                                                 274,200

Shares issued in connection with the
   conversion of Class One Preferred                                                  - 0 -

Shares issued in connection with the
   conversion of Class Two Preferred                                                  - 0 -

Shares issued in connection with the
   conversion of Class Three Preferred                                                - 0 -

Effects from the beneficial conversion
    feature of Class Two Preferred                                                    - 0 -

Effects from the beneficial conversion
   feature of Class Three Preferred                                                   - 0 -

Stock dividend accrued
   on Class Three Preferred                                                           - 0 -
                                         ----------  ---------   ---------     ------------
Balance as of June 30, 1998                   - 0 -  $   - 0 -   $   - 0 -       $2,594,652

Net income                                                                          462,555

Shares issued in connection with
   exercise of warrants and options                                                 485,063

Purchase of Treasury Stock                  231,900   (501,417)                    (501,417)

Foreign currency translation
   adjustment                                                      (29,915)         (29,915)

Shares issued in connection with
   acquisition                                                                      213,000
                                         ----------  ---------   ---------     ------------
Balance as of June 30, 1999                 231,900  ($501,417)   ($29,915)      $3,223,938
                                         ==========  =========   =========     ============



See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
                     Consolidated Statements of Cash Flows
                       Years ended June 30, 1999 and 1998

                                                                  1999           1998
                                                                  ----           ----
Cash flows from operating activities:
    Net income                                                 $   462,555    $ 1,252,630
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                  413,605        262,276
    Changes in items affecting operations:

             Restricted cash                                        (1,029)         8,257
             Accounts receivable                                   173,007       (944,766)
             Prepaid expenses                                          891        146,154
             Inventory                                            (206,127)      (431,160)
             Accounts payable                                      (95,956)       216,312
             Accrued expenses                                      118,749        196,793
                                                               -----------    -----------
Net cash provided by operating activities                          865,695        706,496

Cash flows from investing activities:
    Purchase of furniture and equipment                           (192,685)      (187,416)
    Acquisition, net of cash acquired                              (12,929)         - 0 -
    Purchase of software rights and other assets                  (107,498)      (217,615)
    Repayments of loan from related party                            - 0 -          2,000
                                                               -----------    -----------
Net cash used in investing activities                             (313,112)      (403,031)

Cash flows from financing activities:
     Purchase of Treasury Stock                                   (501,417)         - 0 -
     Repayments of notes payable                                  (123,851)       (39,594)
     Proceeds from exercise of warrants and stock options          485,063        274,200
     Repayments of capital lease obligations                       (52,674)       (29,897)
                                                               -----------    -----------

Net cash provided by (used in) financing activities               (192,879)       204,709

Effect of exchange rate changes on cash and cash equivalents           501          - 0 -
                                                               -----------    -----------

Net increase in cash and cash equivalents                          360,205        508,174

Cash and cash equivalents:
   Beginning of period                                             953,648        445,474
                                                               -----------    -----------
   End of period                                               $ 1,313,853    $   953,648
                                                               ===========    ===========










See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 1999 and 1998


                                                                             1999       1998
                                                                             ----       ----
 Supplemental cash flow information:

 Cash paid for interest                                                    $ 58,409   $ 56,229
                                                                           ========   ========

 Cash paid for income taxes                                                $128,051   $  - 0 -
                                                                           ========   ========


 Non-cash investing and financing activities:

            Capital lease additions                                        $ 26,147   $  - 0 -
                                                                           ========   ========

            150,000 shares of Common Stock issued in connection with
              acquisition                                                  $213,000   $  - 0 -
                                                                           ========   ========






























See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. (the "Company"), a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and sells a diversified line of personal computer software primarily for consumer entertainment. The Company's product line enables it to serve customers who are seeking a broad range of high-quality, value-priced software. The Company's sales are made through various national distributors on a non-exclusive basis in addition to direct relationships with certain national retailers.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The recorded amounts of cash and short term investments, accounts receivable, and accounts payable at June 30, 1999 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. The Company's debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Long-Lived Assets

In accordance with Statement of Financial Standards Board No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets, including intangible assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Intangible Assets

The Company has intangible assets resulting primarily from goodwill associated with the eGames Europe, Ltd. acquisition on August 14, 1998 and the purchase of software rights and clip art images. Accumulated amortization at June 30, 1999 was $535,000. The Company amortizes its goodwill totaling $308,000 using the straight-line method over five years and other intangible assets using the straight-line method over three years. The Company recorded amortization expense of $249,000 and $141,000 for the years ended June 30, 1999 and 1998, respectively.

Revenue Recognition

Product sales:
--------------

Revenue from the sale of products is recognized when the product has been shipped. The Company offers rights of return to substantially all of its customers. The Company recognizes product sales to its customers, in accordance with the criteria of FASB No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay the Company, title of the product transfers to the buyer, the buyer has economic substance apart from the Company, the Company does not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale. While the Company has no other obligations to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

Allowance for product returns:
------------------------------

The Company distributes the majority of its products through various national and regional distributors and directly to national retailers. The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, all of which allow for product returns. The Company records an allowance for returns as a reduction of gross sales at the time of product shipment. This allowance, which is included in accounts receivable, is estimated based primarily upon historical experience, analysis of distributor and retailer inventories of the Company's products and analysis of retail sell-through of the Company's products. Actual product returns experienced by the Company during the years ended June 30, 1999 and 1998 were $859,000 and $39,000, respectively, or nine percent and less than one percent of the Company's net sales, respectively.

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

Marketing Promotions and Advertising Costs

Marketing promotions and advertising costs are charged to expense as incurred and were approximately $534,000 and $520,000 for the years ended June 30, 1999 and 1998, respectively.

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

Computation of Earnings Per Share

Net earnings per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and common share equivalents outstanding during each year. Common share equivalents include stock options and warrants using the treasury stock method.

Accounting for Stock-based Compensation

Stock-based compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For disclosure purposes, pro forma net income/(loss) and income/(loss) per share data are provided in accordance with SFAS 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

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

New Accounting Pronouncements

In March 1999, the FASB issued an exposure draft, "Accounting for Certain Transactions involving Stock Compensation". This exposure draft addresses the application of Accounting Standards Board No. 25 to stock-based compensation granted to independent contractors and independent members of an entity's Board of Directors, as well as the accounting for option re-pricing and modification to the terms of a stock option or award. The Company intends to review this exposure draft to determine its impact on the Company's financial position and results of operations.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities"
(SOP 98-5). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start up activities and organization costs to be expensed as incurred. As the Company has historically expensed these costs, the adoption of this standard will not have an impact on the Company's results of operations, financial position or cash flows.

2.  Inventory

Inventory consists of the following:

     Finished goods                                              $  879,028
     Raw materials                                                  274,170
                                                                 ----------
                                                                 $1,153,198
                                                                 ==========

3.  Furniture and Equipment

Furniture and equipment consists of the following:

     Equipment                                                    $ 436,710
     Furniture                                                      266,173
     Equipment under capital leases                                 232,279
                                                                  ---------
                                                                    935,162
     Accumulated depreciation                                      (559,445)
                                                                  ---------
     Furniture and equipment, net                                 $ 375,717
                                                                  =========

4.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued payroll                                               $203,264
     Accrued professional fees                                      123,321
     Accrued taxes                                                   76,643
     Accrued marketing promotions                                    68,504
     Other accrued expenses                                         155,532
                                                                   --------
                                                                   $627,264
                                                                   ========

5.  Notes Payable

Notes payable consists of the following:

     Note payable, bearing interest of 9%.  Scheduled
     principal payments of $39,500 each are due on July 1, 1999
     and October 1, 1999.                                               $ 79,000


     Note payable to bank, bearing interest at the prime rate plus
     2.75% (10.50% at June 30, 1999).  Matures on March 24, 2003,
     principal and interest of $5,953 payable monthly.  The note is guaranteed by a former officer of the Company and the Small
     Business Administration.                                            224,681
                                                                        --------

                                                                         303,681

     Less current portion                                                129,210
                                                                        --------

     Long term portion                                                  $174,471
                                                                        ========

6.  Lease Obligations

The Company leases its North American and United Kingdom operating facilities under two operating leases, expiring in September 2002 and March 2007, respectively. Rent expense was $204,000 and $157,000 for the years ended June 30, 1999 and 1998, respectively.

The Company has financed the purchase of office equipment and vehicles through capital lease agreements. The obligations are collaterallized by the leased assets, which had a net book value of approximately $63,000 and $36,000 at June 30, 1999 and 1998, respectively and are recorded in Furniture and Equipment.

Future payments of leases are as follows:

                                              Operating     Capital
                                                Leases      Leases      Total
                                               --------     -------    --------
   2000                                        $156,546     $27,560    $184,106
   2001                                         143,223      22,724     165,947
   2002                                         142,196       3,425     145,621
   2003                                          79,147       - 0 -      79,147
   2004                                          56,709       - 0 -      56,709
   2005 and thereafter                          135,828       - 0 -     135,828
                                               --------     -------    --------
                                               $713,649      53,709    $767,358
                                               ========     -------    ========
   Less interest                                             (8,264)
                                                            -------
   Present value of future lease payments                    45,445
   Less current portion                                     (22,986)
                                                            -------
   Long term portion                                        $22,459
                                                            =======

7.  Convertible Subordinated Debt

In connection with the merger of its subsidiary with Virtual Reality Laboratories, Inc. ("VRLI") on April 5, 1996 the Company assumed $150,000 of 10% convertible subordinated debt, maturing in November 2000. The note is convertible at any time into 46,685 shares of Common Stock at a price of $3.213 per share, (the conversion price established at the time of the merger). Interest is payable quarterly. The convertible debt is subordinated to the note payable ($224,681 at June 30, 1999) guaranteed by the Small Business Administration.

8.    Revolving Lines of Credit

On March 10, 1999, the Company entered into a $1,000,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The credit facility is collateralized by substantially all of the Company's assets. The credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum debt to net tangible assets ratio of 1.50 to 1.00. As of June 30, 1999, the Company was in compliance with each of those covenants. This credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of August 31, 1999, the Company had not utilized this credit facility, which expires on October 31, 1999. On September 20, 1999, the Company and its commercial bank signed a commitment letter to increase the Company's credit facility from $1,000,000 to $1,500,000 and to extend its term to October 31, 2000.

The Company's United Kingdom operation has an $80,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of August 31, 1999, the Company had not utilized this credit facility, which expires on September 30, 1999. The Company is currently in discussion with the bank to extend the facility's term through September 30, 2000.

9.    Acquisition

On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Ltd. ("Software Partners") in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000, which was the estimated fair value of the Company's Common Stock on the acquisition date. This acquisition was accounted for as a purchase and the corresponding goodwill in the approximate amount of $308,000 will be amortized over five years. On March 31, 1999, Software Partners changed its name to eGames Europe Ltd. ("eGames Europe"). For the year ended June 30, 1999, eGames Europe contributed $2,252,000 in net sales and $181,000 in net income. At June 30, 1998, the Company had a trade accounts receivable of $122,000 with Software Partners and for the year ended June 30, 1998 the Company had recorded $457,000 in sales through Software Partners. The Company believes that this acquisition will allow the Company to expand its product offerings in the United Kingdom, while providing a base for the Company to distribute its products into the European markets.

The following summary of unaudited pro-forma financial information gives effect to the eGames Europe acquisition as though it had occurred on July 1, 1997, after giving effect to certain adjustments, primarily the elimination of inter-company sales and amortization of goodwill. The unaudited pro-forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the acquisition taken place at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.



                    Unaudited Pro-Forma Financial Information

                                                             Years Ended
                                                              June 30,
                                                     ---------------------------
                                                         1999            1998
                                                         ----            ----
Net sales                                            $10,080,000     $10,453,000
Net income attributable to Common Stock              $   354,000     $   758,000
Net income per diluted share                         $      0.04     $      0.08


10.  Income Taxes

The provision (benefit) for income taxes is comprised of the following components for the year ended June 30, 1999:

                                                            Income Tax
                                                             Provision
                                                            -----------
        Current
        -------
            Federal                                         $    60,800
            State                                                85,151
            Foreign                                              33,773
                                                            -----------
                                                                179,724

        Deferred
        --------
            Federal                                          (1,623,400)
            State                                               (97,299)
                                                            -----------
                                                             (1,720,699)

        Valuation allowance                                   1,720,699
                                                            -----------
        Provision for income taxes                          $   179,724
                                                            ===========

The reconciliation between the statutory federal income tax rate and the Company's effective rate for income tax expense for the year ended June 30, 1999 is as follows:
                                                                          Rate
                                                                          ----
Statutory  federal  income tax rate                                        34%
Increase  (decrease) in taxes  resulting
from:
    Non-deductible goodwill amortization and other permanent items          3
    Foreign taxes                                                          (7)
    Utilization of net operating loss carryforwards and other              (2)
                                                                           ---
Effective rate for income tax expense                                      28%
                                                                           ===


The deferred tax asset is offset by a full valuation allowance as of June 30, 1999, as management believes that it is more likely than not, that the deferred tax asset will not be realized.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 is as follows:

                                                     1999           1998
                                                     ----           ----
 Deferred tax assets:
   Accrued expenses and other                       $112,707       $108,900
   Reserves                                          204,442         39,668
   Depreciation                                        6,821          - 0 -
   Tax credits                                        10,003          - 0 -
   Net operating losses                           1,386,726      1,742,696
                                                  ----------     ----------
       Gross deferred tax assets                   1,720,699      1,891,264
   Less: Valuation allowance                      (1,720,699)    (1,891,264)
                                                  ----------     ----------
   Net deferred tax assets                             - 0 -          - 0 -

 Deferred tax liabilities:                             - 0 -          - 0 -
                                                  ----------     ----------

   Net deferred tax assets/(liabilities)             - $ 0 -        - $ 0 -
                                                  ==========     ==========


As of June 30, 1999, the Company had approximately $4,000,000 of net operating loss carry-forwards ("NOL's") for federal income tax purposes (expiring in years 2005 through 2012), which may be available to offset future federal taxable income. The Company's NOL's may be subject to the provisions of Internal Revenue Code Section 382 ("Section 382"), as established by the Tax Reform Act of 1986, related to changes in stock ownership. As of June 30, 1999, the Company was in the process of having an independent study performed to make a determination on what effect, if any, the application of Section 382 may have on the utilization of the NOL's. Should these regulations apply, the amount of the NOL's that can be utilized to offset taxable income in future periods may be subject to an annual limitation. As a result of the Company's previous acquisitions, it is possible that some portion of the NOL's may never be utilized due to this
Section 382 limitation.

11.  Preferred Stock

During the year ended June 30, 1998, 1,000,000 shares of the Company's Class One Convertible Preferred Stock were converted into 303,030 shares of Common Stock; 1,271,340 shares of the Company's Class Two Convertible Preferred Stock were converted into 907,948 shares of Common Stock; and 1,250,000 shares of the Company's Class Three Convertible Preferred Stock were converted into 1,487,508 shares of Common Stock. As of June 30, 1999, there were no shares of preferred stock outstanding.

During the year ended June 30, 1998, the Company amortized to accumulated deficit $118,000 in the accretion of the beneficial conversion feature of the Class Two and Class Three Convertible Preferred Stock, including a dividend payable in the form of Common Stock, which negatively impacted the net income per share during that period. There was no such accretion during the year ended June 30, 1999.

12.  Common Stock

On June 30, 1995, the Company amended its articles of incorporation to authorize the issuance of 40,000,000 shares of Common Stock, without par value, and 10,000,000 shares of preferred stock, without par value.

On June 1, 1999, the Board of Directors adopted a Stockholders Rights Plan (the "Plan"). The Plan is intended to protect the interests of the Company's existing stockholders' in the event that the Company is confronted with coercive or unfair takeover tactics. The Plan contains provisions to safeguard existing stockholders' in the event of an unsolicited offer to acquire the Company, whether through a gradual accumulation of shares in the open market, a partial or two-tiered tender offer that does not treat all stockholders equally, or other abusive takeover tactics, which the Company's Board of Directors believes are not in the best interests of the Company's stockholders. These tactics can unfairly pressure stockholders and deprive them of the full value of their shares.

The Plan is not intended to prevent a takeover of the Company and will not do so if the terms are favorable and fair to all stockholders. The declaration of the rights dividend (the "Rights") should not affect any prospective offer at a fair price to all stockholders, and will not interfere with a merger or other business combination transaction approved by the Company's Board of Directors.

The issuance of the Rights will not change the way in which stockholders can currently trade the Company's shares. The Rights were issued to stockholders of record on June 21, 1999, and will expire on June 1, 2009. Initially, the Rights will not be exercisable, certificates will not be sent to any stockholders, and the Rights will automatically trade with the Common Stock.

The Rights will not be exercisable until ten days after any person or group becomes the beneficial owner of 15% or more of the Company's Common Stock, or if any person or group commences a tender or exchange offer which would, if consummated, result in such person becoming the beneficial owner of 15% or more of the Company's Common Stock. At that time, separate certificates representing the Rights will be distributed, and the Rights could then begin to trade independently from the Company's shares. At no time will the Rights have any voting power.

The Rights may be redeemed by the Company at $.01 per Right prior to the time any person or group has acquired 15% or more of the Company's shares or voting power. After any person or group has acquired 15% or more of the Company's shares or voting power, the Rights may be redeemed only with the approval of a majority of the Continuing Directors. "Continuing Director" means any member of the Board of Directors who was a member of the Board on June 1, 1999 or any person who is subsequently elected to the Board if such person is recommended or approved by a majority of the Continuing Directors.

If the Rights become exercisable, a holder will be entitled to buy from the Company one one-hundredth (1/100) of a share of a new Series A Preferred Stock of the Company at a purchase price of $35. If a person acquires 15% or more of the Company's Common Stock, each Right not owned by such person would become exercisable for Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the Right.

13.  Stock Options and Warrants

Stock Option Plans:

On August 31, 1994 the Company adopted its 1994 Stock Option Plan (the "1994 Plan") under which options to purchase an aggregate of 132,000 shares of the Company's Common Stock were granted to officers, directors or employees at an exercise price of $2.00 and with an expiration date of August 31, 1999. As of June 30, 1999, 44,000 of the options under the 1994 Plan had been exercised. As of August 31, 1999, an additional 55,000 options under the 1994 Plan had been exercised and the remaining 33,000 options under the 1994 Plan expired. The 1994 Plan has been terminated and no additional options will be granted thereunder.

During 1995, the Company adopted, amended and restated its 1995 Amended and Restated Stock Option Plan (the "1995 Plan"). At the Company's 1997 Annual Meeting of Stockholders, the shareholders of the Company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of Common Stock approved during the 1996 Annual Meeting of Stockholders to a total of 1,950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors; and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of Common Stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of the Company. Each non-employee director will receive options for 10,000 shares of Common Stock upon appointment or election to the board and, in addition, each director receives options for 5,000 shares of Common Stock on January 1 of each year in which they are a director. On December 14, 1998, the Company granted options for 25,000 shares of Common Stock to each non-employee director in lieu of the automatic annual option grants for 5,000 shares to each non-employee director pursuant to the 1995 Plan, which would have been issued in January 1999.

The expiration of an option and the vesting period will be determined by the Board of Directors at the time of the grant, but in no event will an option be exercisable after 10 years from the date of grant, or in the case of non-employee directors, after 5 years from the date of grant. In most cases, upon termination of employment, vested options must be exercised by the optionee within 3 months after the termination of the optionee's employment with the Company.

Information regarding the stock option plans is as follows:

                                                Number of     Weighted Average
                                                 Options       Exercise Price
                                               ----------       --------------
   Balances, June 30, 1997                        729,972         $ 3.10
     Granted                                    1,045,000           2.06
     Canceled                                    (528,821)          3.44
     Exercised                                    (20,000)          2.00
                                               ----------         ------
   Balances, June 30, 1998                      1,226,151         $ 2.08
     Granted                                      549,400           2.00
     Canceled                                     (63,819)          1.95
     Exercised                                    (41,832)          1.99
                                               ----------         ------
   Balances, June 30, 1999                      1,669,900         $ 2.06
                                               ==========         ======

At June 30, 1999, 835,750 options outstanding under its 1994 and 1995 Plans were vested and 420,268 options were available for issuance under these plans. The following summarizes information about the Company's stock options outstanding at June 30, 1999:


                                       Options Outstanding                         Options Exercisable
                           ----------------------------------------------       --------------------------

                                              Weighted Avg.      Weighted                         Weighted
                               Number           Remaining          Avg.             Number          Avg.
       Range of            Outstanding at    Contractual Life    Exercise       Exercisable at    Exercise
   Exercises Prices         June 30, 1999       (in years)         Price         June 30, 1999      Price
   ----------------         -------------       ----------         -----         -------------      -----
    $1.35 - $2.00             1,258,000            3.08            $1.80            682,750         $1.93
    $2.03 - $4.09               411,900            3.81            $2.86            153,000         $2.69
                              ---------            ----            -----            -------         -----
    $1.35 - $4.09             1,669,900            3.26            $2.06            835,750         $2.07
                              =========            ====            =====            =======         =====

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation costs for the Company's 1994 and 1995 Plans been determined under Statement No. 123, the Company's net income/(loss) and net income/(loss) per share would have been negatively impacted by the pro forma amounts indicated below:

                                                                                    Years ended June 30,

                                                                                    1999           1998
                                                                                    ----           ----

     Net income/(loss) attributable to Common Stock         As reported           $462,555      $1,134,639
                                                            Pro forma            ($280,761)       $563,254

     Net income/(loss) per share - basic                    As reported             $0.05          $0.13
                                                            Pro forma              ($0.03)         $0.06

     Net income/(loss) per share - diluted                  As reported             $0.05          $0.12
                                                            Pro forma              ($0.03)         $0.06



The per share weighted-average fair values of stock options granted during the years ended June 30, 1999 and 1998 were $1.47 and $1.52, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                    Years ended June 30,

                                                  1999                1998
                                                  ----                ----
     Dividend yield                                 0%                  0%
     Volatility factor                         119.85%             119.43%
     Risk-free interest rate             4.41% - 5.35%       5.51% - 6.13%
     Average expected option life           3.19 Years          4.74 Years

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

On December 14, 1998, the Company granted a total of 75,000 options to its non-employee Board members. Each non-employee director received 25,000 options at an exercise price of $1.656, the fair value of the Company's Common Stock on the date of grant. These options vest over a three-year period and expire after a period of five years. These options were not issued pursuant to any plan and were issued in lieu of the automatic annual option grants for 5,000 shares to each non-employee director pursuant to the 1995 Plan, which would have been issued in January 1999.

During the year ended June 30, 1999, the Company received approximately $83,000 in net proceeds from the exercise of 41,832 stock options with exercise prices ranging from $1.83 to $2.00.

Common Stock Warrants:

In April 1995, the Company received $100,000 in connection with the private sale of a warrant to acquire 220,662 shares of the Company's Common Stock at any time on or before April 27, 2002 at an exercise price of $.45 per share. The warrant holder was also granted certain registration rights for the Common Stock issuable upon exercise of the warrants, which shares have been registered by the Company. Also in April 1995, the Company issued 15,000 warrants to a group of private investors. These warrants are exercisable at any time on or before May 1, 2000 at an exercise price equal to the greater of $3.00 per share or 120% of the offering price of the Company's Common Stock pursuant to the first registration statement filed by the Company pursuant to the Securities Act of 1933. No value was assigned to these warrants. On October 18, 1995, in connection with the Company's initial public offering of Common Stock, the underwriter was granted 155,000 warrants. These warrants are exercisable at anytime on or before October 13, 2000 at an exercise price of $3.60 per share, which exercise price was adjusted as described below. Registration rights were granted for the Common Stock issuable upon exercise of the underwriter's warrants, and such Common Stock has been registered by the Company. In addition, 425,000 warrants were issued to the former owners of Applied Optical Media Corporation, of which 1,200 warrants were exercised on March 1, 1996, 45,200 warrants were exercised on January 24, 1997 and 198,687 warrants were exercised on January 30, 1997. The remaining warrants from this group are exercisable at any time on or before October 16, 2002 at an exercise price of $.50 per share.

 Information regarding the warrants is as follows:


                                       Number of Warrants       Exercise Price
                                       ------------------       --------------
     Balances, June 30, 1997                 955,887             $0.50 - $6.00
       Warrants granted                        - 0 -                     - 0 -
       Warrants canceled                       - 0 -                     - 0 -
       Warrants exercised                   (117,100)                     2.00
                                            ---------           --------------
     Balances, June 30, 1998                 838,787             $0.50 - $6.00
       Warrants granted                        - 0 -                     - 0 -
       Warrants canceled                       - 0 -                     - 0 -
       Warrants exercised                   (270,308)              0.50 - 2.81
                                            ---------           --------------
     Balances, June 30, 1999                 568,479             $0.50 - $6.00
                                            =========           ==============

The exercise price of 355,975 warrants was automatically adjusted from $6.25 to $2.81 per share in June 1997 as a result of an anti-dilution provision in the warrant agreements.

On October 1, 1997, the Company adjusted the exercise price of 332,988 warrants to acquire the Company's Common Stock to $2.00 per share, the fair market value of the Company's Common Stock on October 1, 1997, until December 12, 1997. Of the 332,988 warrants, 155,000 were originally issued at $3.60 per share and 177,988 were issued at $6.00 per share. During the quarter ended December 31,1997, 117,100 of such warrants were exercised and the Company received net proceeds of $234,200. The warrants that were not exercised during the exercise price reduction period were subsequently returned to their original exercise prices.

During the year ended June 30, 1999, the Company received net proceeds of $402,000 from the exercise of 270,308 warrants with exercise prices ranging from $0.50 to $2.81.

14.  Commitments and Contingencies

Under various licensing agreements, the Company is required to pay royalties on the sales of certain products that incorporate licensed content. Royalty expense under such agreements, which is recorded in cost of sales, was approximately $507,000 and $162,000 for the years ended June 30, 1999 and 1998, respectively.

The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes 50% of each dollar contributed by a participant. The Company's matching contributions to the plan were $76,000 and $42,000 during the years ended June 30, 1999 and 1998, respectively. The Company's matching contributions vest in fifty percent increments over a two-year period.

15.  Related Party Transactions

During the years ended June 30, 1999 and 1998, the Company engaged in certain related party transactions with a company owned and operated by an individual who also performed the buyer function for the Company as a part- time employee during the year ended June 30, 1998. As of June 30, 1998, this individual was no longer an employee and was continuing to perform the function of a distributor of the Company's line of products. The Company recorded $56,000 in sales and $16,000 in commission expense with this related party during the year ended June 30, 1999. The Company recorded $773,000 in sales and $220,000 in commission expense with this related party during the year ended June 30, 1998. At June 30, 1999, the Company had a trade accounts receivable of approximately $22,000 with this related party.

On June 22, 1998, the Company accepted the resignation of Joseph A. Falsetti, the Company's Chairman and Chief Executive Officer. As the result of the separation agreement and general release dated June 22, 1998 between the Company and Mr. Falsetti, the Company expensed approximately $225,000 in severance costs in the year ended June 30, 1998, which was paid out over the next twelve months during the year ended June 30, 1999.

16.  Major Customers and Export Sales

During the years ended June 30, 1999 and June 30, 1998, the Company had two customers, which accounted for approximately 65% and 5% and 81% and 8% of net sales, respectively. As of June 30, 1999 these customers represented 63% and 5%, respectively, of gross accounts receivable. During April 1999, the Company transitioned its previously exclusive distribution agreement with GT Value Products Corporation ("GT Value Products"), (a division of GT Interactive
Software Corp. "GTIS") covering distribution of the Company's products to retailers in North America, to a non-exclusive distribution relationship. GTIS is currently one of the largest distributors of consumer entertainment software to mass merchants in the United States. During the years ended June 30, 1999 and 1998, GT Value Products accounted for approximately 65% and 81%, respectively, of the Company's net sales. The Company is continuing to distribute its products through GT Value Products as well as through various other distributors on a non-exclusive basis. The Company believes that for the year ending June 30, 2000, sales to GT Value Products could account for a decreasing, but significant, amount of the Company's net sales. The amount of export sales included in net sales was approximately $2,691,000 and $694,000 or 27% and 8% of the Company's net sales for the years ended June 30, 1999 and 1998, respectively.

17.  Liquidity

As indicated in the accompanying financial statements, the Company's net income for fiscal 1999 was $463,000 and the Company's net income for fiscal 1998 was $1,253,000. In addition, cash provided by operating activities was $866,000 and $707,000 for the years ended June 30, 1999 and 1998, respectively.

On September 20, 1999, the Company and its commercial bank signed a commitment letter to increase the Company's credit facility from $1,000,000 to $1,500,000 and to extend its term to October 31, 2000.

The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of developing and selling its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors. The Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future. However, there can be no assurances that the Company will be able to maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

At June 30, 1999 the Company continued to satisfy the minimum level of Stockholders' equity required and all other aspects of its listing agreement for the Nasdaq SmallCap Market. At June 30, 1999, the Company had $2,967,000 in net tangible assets.

18. Operations by Reportable Segments and Geographic Area

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", as of July 1, 1998. SFAS No. 131 establishes standards for reporting information about an enterprise's operating segments and related disclosures about its products, geographic areas and major customers.

The Company publishes interactive entertainment software for PCs. Based on its organizational structure, the Company operates in only one non-geographic, reportable segment, which is publishing.

The President and Chief Executive Officer allocates resources to each of the geographical areas in which the Company operates using information on their respective revenues and operating profits before interest and taxes. The President and Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131.

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies. Revenue derived from sales between segments is eliminated in consolidation.

Geographic information for the two years ended June 30, 1999 and 1998 is based on the location of the selling entity. Information about the Company's operations by segmented geographic locations for the years ended June 30, 1999 and June 30, 1998 is presented below.


                        United States         United Kingdom        Eliminations       Consolidated
                        -------------         --------------        ------------       ------------
1999:
Sales                      $8,490,642             $2,251,628          ($719,965)        $10,022,305
Operating Income              444,794                229,246               - 0 -            674,040
Assets                     $5,010,286             $  862,219          ($481,739)        $ 5,390,766

1998:
Sales                      $9,275,889             $    - 0 -           $   - 0 -        $ 9,275,889
Operating Income            1,301,558                  - 0 -               - 0 -          1,301,558
Assets                     $4,403,422             $    - 0 -           $   - 0 -        $ 4,403,422


19.  Comprehensive Income

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                         Years Ended
                                                           June 30,
                                                  ---------------------------
                                                    1999              1998
                                                    ----              ----
Net income attributable to Common Stock           $462,555         $1,134,639
Other comprehensive income:
   Foreign currency translation adjustment         (29,915)             - 0 -
                                                  --------         ----------
Comprehensive income                              $432,640         $1,134,639
                                                  ========         ==========



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.      Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors", under the caption "Executive Officers of the Company", and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 10.     Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.     Certain Relationships and Related Transactions

There is hereby incorporated by reference herein the information appearing under the caption "Certain Transactions" of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.     Exhibits, List and Reports on Form 8-K

               The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated, exhibits which were previously filed are incorporated by reference.


   Exhibit No.                Description of Exhibit
   -----------                ----------------------

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

     (3) 2.4 Sale and Purchase Agreement between the Registrant and the stockholders of Software Partners Publishing and Distribution Ltd. dated August 14, 1998.

     (5)   3.1 Amended and Restated Articles of Incorporation of the Registrant.

     (6) 3.2.1 By-Laws of the Registrant.

     (7)   4.1 Promissory  Note in the amount of $350,000  from Virtual
               Reality Laboratories, Inc. to Heller First Capital Corporation dated March 25, 1996; Commercial Security Agreement dated March 25, 1996 between Virtual Reality Laboratories, Inc. and Heller First Capital Corporation; and U.S. Small Business Administration Guaranty dated March 25, 1996.

     (4) 4.2 Rights Agreement, dated as of June 1, 1999, between the Registrant and StockTrans, Inc.


     (5) 10.1 Form of Redeemable Warrant for the Purchase of the Registrant's Common Shares (Exhibit A to AOMC Merger Agreement).

     (5)  10.2 Form of Underwriter's Warrant Agreement.


     (5)  10.3 1994 Stock Option Plan.

     (3)  10.4 Amended and Restated 1995 Stock Option Plan.

     (8) 10.5 Form of Purchase Agreement for the Class Two Convertible Preferred Stock (the "Class Two Preferred") dated as of November 15, 1996.

     (8) 10.6 Form of Warrant Agreement for the Warrants (the "Warrants") issued to the holders of the Class Two Preferred dated as of November 15, 1996.

     (8) 10.7 Form of Registration Rights Agreement for the Common Stock underlying the Class Two Preferred and the Warrants dated as of November 15, 1996.

     (8) 10.8 Form of Agreement amending certain terms of the Class Two Preferred Certificate of Designation, Warrants and Registration Rights Agreement dated as of November 15, 1996.

     (9) 10.9 Purchase Agreement dated January 30, 1997 between the Registrant and Odyssey Capital Group, L.P.

   Exhibit No.                Description of Exhibit
   -----------                ----------------------

     (9) 10.10 Agreement dated January 30, 1997 between the Registrant and Odyssey Capital Group, L.P.

     (9) 10.11 Registration Rights Agreement dated January 30, 1997 between the Registrant and Odyssey Capital Group, L.P.

    (10) 10.12 Form of  Securities  Purchase  Agreement for the Class
               Three Convertible Preferred Stock (the "Class Three Preferred").

    (10) 10.13 Form of Warrant Agreement for the Warrants (the "Class
               Three Warrants") issued to the holders of the Class Three Preferred.

    (10) 10.14 Form of Registration  Rights  Agreement for the Common
               Stock underlying the Class Three Preferred and the Class Three Warrants.


    (11) 10.15 Warrant Agreement dated January 30, 1997 by and between
               Registrant and PJM Trading Company, Inc.

     (3) 10.16 Separation Agreement and General Release dated June 22, 1998 between the Registrant and Joseph A. Falsetti.

    (12) 10.17 Line of Credit Note dated March 10, 1999 by and between the Registrant and Sovereign Bank.

    (12) 10.18 Line of Credit Loan and Security  Agreement dated March 10, 1999 by and between the Registrant and Sovereign Bank.

         10.19 Description of Registrant's 1998 Employee Incentive Compensation Plan

          21.1 Subsidiaries.

          23.1 Consent of KPMG LLP.

    (13)  24.1 Power of Attorney.

          27.1 Financial Data Schedule.

--------------------------------------------------------------------------------

     (1) Incorporated by reference herein from Amendment No. 3 of the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on October 4, 1995.
     (2) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 19, 1996.
     (3) Incorporated herein by reference from the Registrant's Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 10, 1998.
     (4) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 10, 1999.
     (5) Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
     (6) Incorporated by reference herein from the Registrant's Form 10-QSB for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 16, 1998.
     (7) Incorporated by reference herein from the Registrant's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 14, 1996.
     (8) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 27, 1996.
     (9) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on February 4, 1997.

    (10) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 9, 1997.
    (11) Incorporated herein by reference from the Registrant's Form 10-KSB for the year ended June 30, 1997 as filed with the Securities and Exchange Commission on September 29, 1997.
    (12) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on March 22, 1999.
    (13)   See signature page.


Reports on Form 8-K

On June 10, the Company filed a report on Form 8-K regarding a press release announcing that the Company's Board of Directors had adopted a Shareholder Rights Plan.

On July 23, the Company filed a report on Form 8-K regarding a press release announcing the Company's sales and earnings for the year ended June 30, 1999.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGames, Inc.

By: /s/ Gerald W. Klein
    ------------------------------------------------------
    Gerald W. Klein, President and Chief Executive Officer

Date: September 28, 1999
      ------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 1999               /s/ Gerald W. Klein
      ------------------               -------------------
                                       Gerald W. Klein, President and Chief
                                       Executive Officer

Date: September 28, 1999               /s/ Thomas W. Murphy
      ------------------               --------------------
                                       Thomas W. Murphy, Chief Financial Officer
                                       and Chief Accounting Officer


         Each person in so signing also makes,  constitutes  and appoints Thomas
D. Parente, Chairman of the Board of Directors, and Gerald W. Klein, President and Chief Executive Officer, and each of them severally, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Date: September 28, 1999               /s/ Thomas D. Parente
      ------------------               ---------------------
                                       Thomas D. Parente
                                       Chairman of the Board of Directors

Date: September 28, 1999               /s/ Robert M. Aiken, Jr.
      ------------------               ------------------------
                                       Robert M. Aiken, Jr.
                                       Director

Date: September 28, 1999               /s/ Lambert C. Thom
      ------------------               -------------------
                                       Lambert C. Thom
                                       Director