Form 10QSB
period 1999-09-30
EGAMES INC
filed 1999-11-12
CIK 948703

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

       |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                      2000 Cabot Boulevard West, Suite 110
                            Langhorne, PA 19047-1811
                    (address of Principal executive offices)

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,676,290 shares of common stock, no par value per share, as of October 31, 1999.

Transitional Small Business Disclosure Format (check one): Yes (   )   No ( X )
                                  eGames, Inc.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Balance Sheet as of September 30, 1999........     3

              Consolidated Statements of Operations for the three
                  months ended September 30, 1999 and 1998 ..............     4

              Consolidated Statements of Cash Flows for the three
                  months ended September 30, 1999 and 1998 ..............     5

              Notes to Consolidated Financial Statements.................   6-8

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................  8-14

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K...........................    14

Signatures    ...........................................................    15

Exhibit Index ...........................................................    16

Exhibits      ...........................................................    17

Item 1.  Financial Statements


                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                   September 30,
                                   ASSETS                              1999
                                                                       ----
Current assets:
   Cash and cash equivalents                                        $   549,964
   Accounts receivable, net of allowances totaling $1,007,949         4,581,159
   Inventory                                                          1,104,617
   Prepaid expenses                                                      74,129
                                                                    -----------
          Total current assets                                        6,309,869

Furniture and equipment, net                                            358,714
Other assets                                                            435,754
                                                                    -----------
          Total assets                                              $ 7,104,337
                                                                    ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                     $    51,283
   Accounts payable                                                   1,698,920
   Accrued expenses                                                   1,073,005
   Capital lease obligations                                             22,025
                                                                    -----------
          Total current liabilities                                   2,845,233

Capital lease obligations, net of current portion                        18,284
Note payable, net of current portion                                    161,434
Convertible subordinated debt                                           150,000
                                                                    -----------
          Total liabilities                                           3,174,951

Stockholders' equity:

   Common stock, no par value (40,000,000 shares authorized;
          9,893,390 issued and 9,661,490 outstanding)                 8,984,889
   Additional paid in capital                                         1,148,550
   Accumulated deficit                                               (5,691,550)
   Treasury stock, at cost - 231,900 shares                            (501,417)
   Accumulated other comprehensive loss                                 (11,086)
                                                                    -----------
          Total stockholders' equity                                  3,929,386
                                                                    -----------
          Total liabilities and stockholders' equity                $ 7,104,337
                                                                    ===========





        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months ended
                                                             September 30,
                                                       -------------------------

                                                           1999          1998
                                                           ----          ----
Net sales                                              $ 4,117,575   $ 2,506,200

Cost of sales                                            1,603,308       880,577
                                                       -----------   -----------

Gross profit                                             2,514,267     1,625,623

Operating expenses:
    Product development                                    242,847       205,667
    Selling, general and administrative                  1,600,406       979,642
                                                       -----------   -----------

        Total operating expenses                         1,843,253     1,185,309
                                                       -----------   -----------

Operating income                                           671,014       440,314

Interest expense, net                                        5,100        10,649
                                                       -----------   -----------

Income before income taxes                                 665,914       429,665

Provision for income taxes                                  89,295        26,300
                                                       -----------   -----------

Net income                                             $   576,619   $   403,365
                                                       ===========   ===========



Net income per common share:
       - Basic                                         $      0.06   $      0.04
                                                       ===========   ===========
       - Diluted                                       $      0.06   $      0.04
                                                       ===========   ===========


Weighted average common shares outstanding - Basic       9,633,973     9,442,329

Dilutive effect of common stock equivalents                503,569       164,508
                                                       -----------   -----------

Weighted average common shares outstanding - Diluted    10,137,542     9,606,837
                                                       ===========   ===========







        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                   Three months ended
                                                                     September 30,
                                                               --------------------------

                                                                    1999           1998
                                                                    ----           ----
Cash flows from operating activities:
    Net income                                                 $   576,619    $   403,365
    Adjustment to reconcile net income to net cash
         (used in) provided by operating activities:
    Depreciation and amortization                                  103,383         85,354
    Changes in items affecting operations
             Restricted cash                                        17,560            252
             Accounts receivable                                (2,628,050)      (350,235)
             Prepaid expenses                                       36,843          4,975
             Inventory                                              54,649        212,588
             Accounts payable                                      651,590       (286,762)
             Accrued expenses                                      441,906        109,937
                                                               -----------    -----------
Net cash (used in) provided by operating activities               (745,500)       179,474
                                                               -----------    -----------

Cash flows from investing activities:
    Acquisition, net of cash acquired                                - 0 -        (12,428)
    Purchase of furniture and equipment                            (30,212)       (22,368)
    Purchase of software rights and other assets                      (245)       (25,235)
                                                               -----------    -----------
Net cash used in investing activities                              (30,457)       (60,031)
                                                               -----------    -----------

Cash flows from financing activities:
    Proceeds from exercise of warrants and options                 110,000          - 0 -
    Repayment of notes payable                                     (94,466)       (15,888)
    Repayment of capital lease obligations                          (6,614)       (30,581)
                                                               -----------    -----------
Net cash provided by (used in) financing activities                  8,920        (46,469)
                                                               -----------    -----------

Effect of exchange rate changes on cash and cash equivalents         3,148          1,002
                                                               -----------    -----------

Net (decrease) increase in cash and cash equivalents              (763,889)        73,976

Cash and cash equivalents:

   Beginning of period                                           1,313,853        953,648
                                                               -----------    -----------
   End of period                                               $   549,964    $ 1,027,624
                                                               ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                         $    11,194    $    16,427
                                                               ===========    ===========

Cash paid for income taxes                                     $     - 0 -    $    20,800
                                                               ===========    ===========

Non cash investing and financing activities:



    150,000 shares of Common Stock issued in
         connection with an acquisition                        $     - 0 -    $   213,000
                                                               ===========    ===========






        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.

                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Notes to Consolidated Financial Statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999 should be read in conjunction with the accompanying statements. These statements include all adjustments the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

2.  Acquisition

On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Limited ("Software Partners"), in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000, which was the fair value of the Company's Common Stock on the closing date of the acquisition. This acquisition was accounted for as a purchase and the corresponding goodwill in the approximate amount of $308,000 is being amortized over five years. On March 31, 1999, Software Partners changed its name to eGames Europe Limited ("eGames Europe"). For the quarters ended September 30, 1999 and 1998, eGames Europe contributed $576,000 and $301,000, respectively, in net sales as well as $79,000 and $105,000, respectively, in net income.

The following summary of unaudited pro-forma financial information gives effect to the eGames Europe acquisition as though it had occurred on July 1, 1998, after giving effect to certain adjustments, primarily the elimination of inter-company sales and amortization of goodwill. The pro-forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the acquisition taken place at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                    Unaudited Pro-Forma Financial Information

                                                         Three Months Ended
                                                         September 30, 1998
                                                         ------------------

Net sales                                                    $2,564,000
Net income                                                   $  295,000
Net income per diluted share                                 $     0.03

3.   Comprehensive Income

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                          Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                         1999          1998
                                                         ----          ----
Net income                                             $577,000      $403,000
Other comprehensive income (loss):
   Foreign currency translation adjustment             (12,000)         7,000
                                                       --------      --------
Comprehensive income                                   $565,000      $410,000
                                                       ========      ========

4.   Common Stock

On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in open-market purchases on the Nasdaq SmallCap Market. During the quarter ended September 30, 1999 the Company did not purchase any shares of its Common Stock. As of September 30, 1999, the Company had acquired 231,900 shares of its Common Stock, with an approximate cost of $501,000, pursuant to its stock repurchase program.

5.  Revolving Line of Credit

On September 28, 1999, the Company entered into an agreement with a commercial bank to extend and increase its existing $1 million revolving credit facility to a $1.5 million revolving credit facility expiring October 31, 2000. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The credit facility is collateralized by substantially all of the Company's assets. The credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum debt to net tangible assets ratio of 1.50 to 1.00. As of September 30, 1999, the Company was in compliance with each of those covenants. This credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of November 8, 1999, the Company had not utilized this credit facility.

On September 30, 1999, the Company's United Kingdom operation entered into an agreement with a commercial bank to extend and increase its existing $80,000 revolving credit facility to a $160,000 credit facility expiring September 30, 2000. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of November 8, 1999, the Company had not utilized this credit facility.

6.  Operations by Reportable Segments and Geographic Area

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

Geographic information for the quarters ended September 30, 1999 and 1998 is based on the location of the selling entity. Information about the Company's operations by segmented geographic locations for the quarters ended September 30, 1999 and 1998 is presented below.


                      United States  United Kingdom  Eliminations  Consolidated
                      -------------  --------------  ------------  ------------
September 30, 1999:
Sales                  $3,707,000       $576,000       ($165,000)   $4,118,000
Operating Income          598,000         73,000           - 0 -       671,000
Assets                 $6,791,000       $901,000       ($588,000)   $7,104,000

September 30, 1998:
Sales                  $2,249,000       $301,000        ($44,000)   $2,506,000
Operating Income          332,000        108,000           - 0 -       440,000
Assets                 $4,846,000       $730,000       ($141,000)   $5,435,000



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements as of September 30, 1999 include the accounts of eGames, Inc., ("eGames"), and its wholly owned subsidiary.

Results of Operations

Three Months Ended September 30, 1999 and 1998

Net Sales

Net sales for the quarter ended September 30, 1999 were $4,118,000 compared to $2,506,000 for the quarter ended September 30, 1998, representing an increase of $1,612,000 or 64%.This increase generally resulted from a shift in sales mix reflecting increases in sales of the Company's full-release game products, while sales of the Company's shareware-based products, personal productivity and non-eGames products decreased. For the quarter ended September 30, 1999, the Company's net sales were comprised of full-release game products (78%), shareware-based products (2%), personal productivity products (13%) and
non-eGames products (7%). For the quarter ended September 30, 1998, the Company's net sales were comprised of full-release game products (34%), shareware-based products (50%), personal productivity products (13%) and non-eGames products (3%). These changes in products sold reflect the Company's transition from publishing and distributing primarily shareware-based products to full-release, proprietary products, which transition began during the first quarter of fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's international sales for the quarter ended September 30, 1999 were $649,000 or 16% of net sales, compared to $451,000 or 18% of net sales for the quarter ended September 30, 1998, representing an increase of $198,000 or 44%. The increase in international sales from quarter to quarter can be attributed, in part, to the fact that the Company acquired eGames Europe half way through the quarter ended September 30, 1998, and therefore did not reflect a full quarter's sales from that subsidiary a year ago.

Until April 1999, the Company primarily distributed its entertainment software products in North America through a large national distributor, GT Value Products, a division of GT Interactive Software Corporation. At that time, the Company terminated its exclusive distribution agreement with GT Value Products and began entering into non-exclusive distribution agreements with various national distributors, including GT Value Products. The Company has also entered into several direct sales relationships with certain retailers. This new distribution strategy is intended to diversify the Company's distribution channels to retail, provide for more effective inventory management, merchandising and communications with retailers, diminish the Company's dependence on any one third-party distributor for sales of the Company's products, and increase the potential gross profit margin that may be realized on the sale of its products. The Company continues to distribute its products through GT Value Products to certain mass merchandise retailers that purchase value-priced software exclusively through GT Value Products. The Company's product sales to GT Value Products accounted for 15% and 72% of the Company's net sales for the quarters ended September 30, 1999 and 1998, respectively. For the quarters ended September 30, 1999 and 1998, sales of the Company's products to other distributors accounted for approximately 38% and 28% of the Company's net sales, while direct sales to retailers accounted for approximately 47% and 0% of the Company's net sales, respectively. The Company believes that for the year ending June 30, 2000, sales to GT Value Products could account for a decreasing, but significant, amount of the Company's net sales.

The Company has continued to take steps to increase distribution of its products via the Internet, including improving and expanding its web site; establishing electronic distribution capabilities over the Internet; and incorporating on-line functionality into existing products. Sales of the Company's products via the Internet represented less than 1% of the Company's net sales for the quarters ended September 30, 1999 and 1998, respectively.

During the quarters ended September 30, 1999 and 1998, the Company's provision for product returns was approximately $1,041,000 and $20,000, respectively, or twenty percent and one percent of the Company's gross sales, respectively. The Company has increased its provision for product returns primarily as a result of increased exposure to potential returns caused by the change in the Company's distribution relationship with GT Value Products, as well as the Company's other recently established distribution relationships, all of which allow for product returns. The Company expects to experience a higher return rate as a result of increased distribution of its products into non-traditional retail stores, such as drug stores. The Company expects the return rates from these stores to be higher than returns experienced to date from traditional retail stores.

Cost of Sales and Gross Profit Margin

Cost of sales for the quarter ended September 30, 1999 were $1,603,000 compared to $881,000 for the quarter ended September 30, 1998, representing an increase of $722,000 or 82%. This increase was caused primarily by increased product costs associated with the 64% rise in product sales along with increases in freight and royalty costs associated with the Company's expanded distribution of its full-release software titles into new and existing retail relationships. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products. Gross profit margin for the quarter ended September 30, 1999 decreased to 61.1%, from 64.9% for the quarter ended September 30, 1998. This decrease in gross profit margin was caused primarily by increased freight costs associated with the Company's expansion into new retail opportunities, and increased royalty costs associated with the Company's shift to publishing and distributing primarily full-release

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

products. The Company had primarily distributed shareware products in the first quarter of fiscal 1999.. These cost increases were partially offset by a decrease in product costs resulting from a combination of a reduction in per-unit product costs due to volume discounts and an increased per unit selling price achieved through increases in direct retail distribution.

Operating Expenses

Product development expenses for the quarter ended September 30, 1999 were $243,000 compared to $206,000 for the quarter ended September 30, 1998, an increase of $37,000 or 18%. This increase was caused primarily by an increase in salary and related costs for employees hired to focus on the Company's product development and quality assurance efforts, which was due to the Company's significant increase in the development of full-release products during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

The development of full-release software requires substantially greater resources than producing shareware-based software, because it involves identifying potential sources of software content, negotiating licensing agreements with the developers of such content, and preparing a finished product based upon the acquired content, which requires additional in-house or independent contractor development efforts. Additionally, as competition for quality software content intensifies, the Company anticipates that it will require additional resources to continue to develop high-quality products.

The Company recorded sales from 45 full-release game products for the quarter ended September 30, 1999 compared to recorded sales from 13 full-release game products for the quarter ended September 30, 1998. The Company also introduced six fully localized products in five foreign languages during the quarter, namely: French, German, Spanish, Italian and Portuguese. These products include localized external packaging, instructive electronic help files and complete software translation which are intended to permit the Company to further penetrate the foreign markets. Also during the first quarter of fiscal 2000, the Company continued its efforts in technical revisions of existing game products to incorporate, among other changes, the Company's "browser-like" interface which incorporates advertising functions to facilitate potential direct marketing and advertising efforts.

Selling, general and administrative expenses for the quarter ended September 30, 1999 were $1,600,000 compared to $980,000 for the quarter ended September 30, 1998, an increase of $620,000 or 63%. This increase was caused primarily by increases in marketing promotional costs, salary and related costs and operating expenses incurred by the Company's sales and distribution operation in the United Kingdom, acquired on August 14, 1998, which were not experienced for the full quarter a year ago.

Interest Expense, net

Net interest expense for the quarter ended September 30, 1999 was $5,000 compared to $11,000 for the quarter ended September 30, 1998, a decrease of $6,000 or 55%. The primary reason for this decrease was the reduction of long-term debt and capital lease obligations due to normal monthly principal payments.

Provision for Income Taxes

Provision for income taxes for the quarter ended September 30, 1999 was $89,000 compared to $26,000 for the quarter ended September 30, 1998, an increase of $63,000. The increase in the provision for income taxes was primarily due to the increase in net income achieved during the first quarter of fiscal 2000, as compared to the net income for first quarter of fiscal 1999. The effective income tax rates of 13% and 6% for the quarters ended September 30, 1999 and 1998, respectively reflect the limitation of certain net operating loss carryforwards not available to offset federal and state taxable income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income

Net income for the quarter ended September 30, 1999 was $577,000 compared to $403,000 for the quarter ended September 30, 1998, an increase of $174,000 or 43%. This increase in profitability resulted primarily from the increase in gross profit derived from increased sales, which was partially reduced by an increase in operating expenses necessary to support the Company's increased sales.

Liquidity and Capital Resources

As of September 30, 1999, the Company's cash and working capital balances were $550,000 and $3,465,000, respectively, and the Company's total stockholders' equity balance at September 30, 1999 was $3,929,000. The Company's cash balance has decreased by $764,000 since June 30, 1999, primarily as a result of reduced cash collections from the Company's customers during the quarter. These lower cash collections were caused by a smaller amount of the Company's accounts receivable becoming due and payable in this quarter, due to the historical seasonal decline in sales of the Company's products in the quarter ended June 30, 1999. Additionally, the Company has experienced a gradual slowing in receivable collections from one of its existing distributors. The Company continues to receive ongoing receivable payments from this distributor and is managing its sales and receivable collections based upon a mutually agreed distribution plan. At September 30, 1999, this distributor represented approximately 36% of the Company's accounts receivable.

Net cash used in operating activities was $746,000 for the quarter ended September 30, 1999 as opposed to net cash provided by operating activities of $179,000 for the quarter ended September 30, 1998. The $746,000 net cash used in operating activities for the quarter ended September 30, 1999 resulted primarily from the increase in accounts receivable, which was partially offset by increases in the Company's net income adjusted for non-cash depreciation and amortization expense, accounts payable, accrued expenses, inventory and prepaid expenses. As indicated in the accompanying financial statements, the Company's net income for the quarter ended September 30, 1999 was $577,000 and the Company's net income for the quarter ended September 30, 1998 was $403,000.

Net cash used in investing activities for the quarter ended September 30, 1999 and 1998 were $30,000 and $60,000, respectively. The $30,000 in net cash used in investing activities for the quarter ended September 30, 1999, resulted from the purchase of furniture and equipment.

Net cash provided by financing activities was $9,000 for the quarter ended September 30, 1999 and net cash used in financing activities was $46,000 for the quarter ended September 30, 1998. During the quarter ended September 30, 1999, the Company received net proceeds from the exercise of Common Stock options totaling $110,000, and made repayments of notes payable and capital lease obligations of $94,000 and $7,000, respectively.

On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. During the quarter ended September 30, 1999 the Company did not purchase any shares of its Common Stock. As of September 30, 1999, the Company had acquired 231,900 shares of its Common Stock, at an approximate cost of $501,000, pursuant to its stock repurchase program.

On September 28, 1999, the Company entered into an agreement with a commercial bank to extend and increase its existing $1 million revolving credit facility to a $1.5 million revolving credit facility expiring October 31, 2000. This credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The credit facility is

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

collateralized by substantially all of the Company's assets. The credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum debt to net tangible assets ratio of 1.50 to 1.00. As of September 30, 1999, the Company was in compliance with each of those covenants. As of November 8, 1999, the Company had not utilized this credit facility.

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the distributors and retailers that purchase the Company's products, the successful development and sell-through of the Company's products, the costs of developing, producing and marketing such products, and various other factors, some of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes cash and working capital balances will be sufficient to fund the Company's operations for the foreseeable future. However, there can be no assurances that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

Year 2000

The Company's State of Readiness
--------------------------------

The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that all but one of the Company's critical information systems were Year 2000 compliant, which system was upgraded in December 1998.

The Company has determined that there should be no Year 2000 issues for the products it has already sold since the Company's products predominantly contain no date-sensitive software.

As part of the Company's Year 2000 compliance review, the Company has contacted its primary vendors, distributors and customers to determine the extent to which the Company is vulnerable to such third parties' failures to address their Year 2000 compliance issues. The Company has received responses indicating Year 2000 compliance from all of its primary vendors, including the primary third-party manufacturers of the Company's products and packaging. Responses have also been received from the majority, but not all, of the significant distributors of the Company's products, as well as retailers to which a significant amount of product has been sold to date. The Company will continue to work to obtain sufficient information and assurances from its significant vendors, distributors and customers as the Year 2000 approaches. However, there can be no guarantee that third parties on which the Company's business relies will adequately address their Year 2000 compliance issues nor is there any guarantee that the failure by such third parties to adequately deal with such issues would not have a material adverse effect on the Company and its operations.

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

The Company's Year 2000 Contingency Plan
----------------------------------------

As of October 31, 1999, the Company finalized its Year 2000 Contingency plan, which involved identifying third parties that had not yet confirmed their Year 2000 compliance status and then identifying alternative third parties that could replace the non-compliant third parties if it became necessary to do so. The Company anticipates establishing contacts with the alternative third party companies prior to December 31, 1999.

Forward-Looking Statements

This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: the Company's efforts to diversify the distribution channels used to distribute its products, including direct sales to traditional and alternative software retailers and use of the Internet; the projected amount of sales of the Company's products to GT Value Products during the 2000 fiscal year; the Company's expectations regarding increased product returns caused by the change in the Company's distribution relationships as well as increased distribution of its products into non-traditional retail stores; the ability of the Company's localized products to further penetrate foreign markets; the sufficiency of the Company's cash and working capital balances to fund the Company's operations in the future; the increase in the Company's gross profit margin; and the Company's expectations and cost estimates regarding its Year 2000 compliance efforts. All forward-looking statements are based on current expectations regarding significant risk factors, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in this report will be achieved.

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit No.                       Description of Exhibit
      -----------                       ----------------------

         27.1                           Financial Data Schedule



(b) Reports on Form 8-K

On October 20, 1999, the Company filed a report on Form 8-K regarding a press release announcing the Company's unaudited results for the first quarter ended September 30, 1999.

On October 25, 1999, the Company filed a report on Form 8-K announcing the Company's agreement with Sovereign Bank to extend and increase its existing $1 million revolving credit facility to a $1.5 million revolving credit facility expiring October 31, 2000.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date:  November 12, 1999                    /s/  Gerald W. Klein
       -----------------                    --------------------
                                            Gerald W. Klein, President,
                                            Chief Executive Officer and Director


Date:  November 12, 1999                    /s/ Thomas W. Murphy
       -----------------                    --------------------
                                            Thomas W. Murphy, Chief Financial
                                            Officer and Chief Accounting Officer

                                  Exhibit Index



     Exhibit No.           Description of Exhibit             Page Number
     -----------           ----------------------             -----------

        27.1               Financial Data Schedule                 17