Form 10QSB
period 1999-12-31
EGAMES INC
filed 2000-02-14
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31,1999
    |_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,745,775 shares of common stock, no par value per share, as of February 10, 2000.

Transitional Small Business Disclosure Format (check one):  Yes (   )   No ( X )
                                  eGames, Inc.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.        Financial Information

Item 1.        Financial Statements:

               Consolidated Balance Sheet as of December 31, 1999........    3

               Consolidated Statements of Operations for the three
                   and six months ended December 31, 1999 and 1998 ......    4

               Consolidated Statements of Cash Flows for the six
                   months ended December 31, 1999 and 1998 ..............    5

               Notes to Consolidated Financial Statements................   6-8

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................   8-14

               Risk Factors .............................................  15-19

Part II.       Other Information

Item 1.        Legal Proceedings.........................................    19

Item 4.        Submission of Matters to a Vote of Security Holders.......    20

Item 6.        Exhibits and Reports on Form 8-K..........................    20

Signatures     ..........................................................    21

Exhibit Index  ..........................................................    22

Exhibits       ..........................................................    23

Item 1.  Financial Statements

                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                    December 31,
                                     ASSETS                            1999
                                     ------                            ----

Current assets:
   Cash and cash equivalents                                        $   858,656
   Accounts receivable, net of allowances totaling $1,763,373         4,530,277
   Inventory                                                          1,438,631
   Prepaid expenses                                                      73,748
                                                                    -----------
          Total current assets                                        6,901,312

Furniture and equipment, net                                            327,758
Other assets                                                            384,930
                                                                    -----------
          Total assets                                              $ 7,614,000
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                     $    52,218
   Accounts payable                                                   1,351,127
   Accrued expenses                                                   1,219,504
   Capital lease obligations                                             21,820
                                                                    -----------
          Total current liabilities                                   2,644,669

Capital lease obligations                                                11,465
Note payable                                                            148,386
Convertible subordinated debt                                           150,000
                                                                    -----------
          Total liabilities                                           2,954,520

Stockholders' equity:

   Common stock, no par value (40,000,000 shares authorized;
          9,977,675 issued and 9,745,775 outstanding)                 9,122,432
   Additional paid in capital                                         1,148,550
   Accumulated deficit                                               (5,090,221)
   Treasury stock, at cost - 231,900 shares                            (501,417)
   Accumulated other comprehensive loss                                 (19,864)
                                                                    -----------
          Total stockholders' equity                                  4,659,480
                                                                    -----------
          Total liabilities and stockholders' equity                $ 7,614,000
                                                                    ===========





        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                 Three months ended           Six months ended
                                                    December 31,                December 31,
                                              -------------------------   -------------------------

                                                  1999          1998          1999          1998
                                                  ----          ----          ----          ----
Net sales                                     $ 4,521,390   $ 3,611,126   $ 8,638,965   $ 6,117,326

Cost of sales                                   1,561,637     1,136,731     3,164,945     2,017,308
                                              -----------   -----------   -----------   -----------

Gross profit                                    2,959,753     2,474,395     5,474,020     4,100,018

Operating expenses:
    Product development                           220,745       236,965       463,592       442,632
    Selling, general and administrative         1,980,596     1,318,861     3,581,002     2,298,503
                                              -----------   -----------   -----------   -----------

        Total operating expenses                2,201,341     1,555,826     4,044,594     2,741,135
                                              -----------   -----------   -----------   -----------

Operating income                                  758,412       918,569     1,429,426     1,358,883

Interest expense, net                               4,977        13,632        10,077        24,281
                                              -----------   -----------   -----------   -----------

Income before income taxes                        753,435       904,937     1,419,349     1,334,602

Provision for income taxes                        152,107        57,967       241,402        84,267
                                              -----------   -----------   -----------   -----------

Net income                                    $   601,328   $   846,970   $ 1,177,947   $ 1,250,335
                                              ===========   ===========   ===========   ===========




Net income per common share:
        - basic                               $      0.06   $      0.09   $      0.12   $      0.13
                                              ===========   ===========   ===========   ===========
        - diluted                             $      0.06   $      0.09   $      0.12   $      0.13
                                              ===========   ===========   ===========   ===========

Weighted average common shares
        outstanding - basic                     9,697,486     9,469,031     9,665,729     9,455,680

Dilutive effect of common stock equivalents       437,493       189,156       439,866       171,234
                                              -----------   -----------   -----------   -----------

 Weighted average common shares
        outstanding - diluted                  10,134,979     9,658,187    10,105,595     9,626,914
                                              ===========   ===========   ===========   ===========







        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                    Six months ended
                                                                      December 31,
                                                                      ------------

                                                                   1999           1998
                                                                   ----           ----
Cash flows from operating activities:
    Net income                                                 $ 1,177,947    $ 1,250,335
    Adjustment to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                  218,542        187,138
    Changes in items affecting operations net of effect
        from acquired business:
             Restricted  cash                                       17,560            508
             Accounts receivable                                (2,585,142)    (1,946,243)
             Prepaid expenses                                       36,251         35,232
             Inventory                                            (281,966)      (286,555)
             Accounts payable                                      307,199        363,767
             Accrued expenses                                      590,047        283,327
                                                               -----------    -----------
Net cash used in operating activities                             (519,562)      (112,491)
                                                               -----------    -----------

Cash flows from investing activities:
    Acquisition, net of cash acquired                                - 0 -        (12,428)
    Purchase of furniture and equipment                            (65,669)      (122,790)
    Purchase of software rights and other assets                    (1,225)       (54,490)
                                                               -----------    -----------
Net cash used in investing activities                              (66,894)      (189,708)
                                                               -----------    -----------

Cash flows from financing activities:
    Purchase of treasury stock                                       - 0 -       (247,534)
    Proceeds from exercise of warrants and stock options           247,543          - 0 -
    Borrowings under line of credit agreement                      250,000          - 0 -
    Payments under line of credit agreement                       (250,000)         - 0 -
    Repayment of notes payable                                    (105,078)       (85,581)
    Repayment of lease obligations                                 (13,004)       (36,694)
                                                               -----------    -----------
Net cash (used in) provided by financing activities                129,461       (369,809)
                                                               -----------    -----------

Effect of exchange rate changes on cash and cash equivalents         1,798            502
                                                               -----------    -----------
Net decrease in cash and cash equivalents                         (455,197)      (671,506)

Cash and cash equivalents:
    Beginning of period                                          1,313,853        953,648
                                                               -----------    -----------
    End of period                                              $   858,656    $   282,142
                                                               ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                         $    20,722    $    36,835
                                                               ===========    ===========
Cash paid for income taxes                                     $   236,000    $    72,500
                                                               ===========    ===========

Non cash investing and financing activities:

    Capital lease additions                                    $     - 0 -    $    24,915
                                                               ===========    ===========

    150,000 shares of Common Stock issued in
        connection with an acquisition                         $     - 0 -    $   213,000
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

Description of Business

eGames, Inc. (the "Company"), a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and sells a diversified line of personal computer software primarily for consumer entertainment. The Company's product line enables it to serve customers who are seeking a broad range of high-quality, value-priced software. The Company's sales are made through various national distributors on a non-exclusive basis in addition to direct relationships with certain national and regional retailers.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated.

2.  Acquisition

On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Limited ("Software Partners"), in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000, which was the fair value of the Company's Common Stock on the closing date of the acquisition. This acquisition was accounted for as a purchase and the corresponding goodwill in the approximate amount of $308,000 is being amortized over five years. On March 31, 1999, Software Partners changed its name to eGames Europe Limited ("eGames Europe"). For the quarters ended December 31, 1999 and 1998, eGames Europe contributed $612,000 and $719,000, respectively, in net sales as well as $113,000 and $158,000, respectively, in net income exclusive of inter-company charges. For the six months ended December 31, 1999 and 1998, eGames Europe contributed $1,189,000 and $1,020,000, respectively, in net sales as well as $191,000 and $264,000, respectively, in net income exclusive of inter-company charges.

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

                 Unaudited Pro-Forma Financial Information

                                                      Six Months Ended
                                                      December 31, 1998
                                                      -----------------
Net sales                                                 $6,175,000
Net income                                                $1,142,000
Net income per diluted share                              $     0.12

3.  Comprehensive Income

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                Three Months Ended           Six Months Ended
                                                   December 31,                December 31,
                                             ------------------------    -----------------------
                                                1999          1998          1999         1998
                                                ----          ----          ----         ----
Net income                                   $  601,000    $  847,000    $1,178,000   $1,250,000
Other comprehensive income:
   Foreign currency translation adjustment       (9,000)       (5,000)       10,000        1,000
                                             ----------    ----------    ----------   ----------
 Comprehensive income                        $  592,000    $  842,000    $1,188,000   $1,251,000
                                             ==========    ==========    ==========   ==========

4.  Common Stock

On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in open-market purchases on the Nasdaq SmallCap Market. During the six months ended December 31, 1999 the Company did not purchase any shares of its Common Stock. As of December 31, 1999, the Company had acquired 231,900 shares of its Common Stock, with an approximate cost of $501,000, pursuant to its stock repurchase program.

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

Geographic information for the quarters and six months ended December 31, 1999 and 1998 is based on the location of the selling entity. The Company records international sales from both the United States and United Kingdom locations. Information about the Company's operations by segmented geographic locations for the quarters and six months ended December 31, 1999 and 1998 is presented below.

Quarters ended
--------------
                                     United States   United Kingdom    Eliminations    Consolidated
                                     -------------   --------------    ------------    ------------
December 31, 1999:
------------------
Sales                                 $ 4,184,000     $   612,000      ($  275,000)     $ 4,521,000
Operating income                          731,000          27,000            - 0 -          758,000
Assets                                $ 7,845,000     $ 1,176,000      ($1,407,000)     $ 7,614,000

December 31, 1998:
------------------
Sales                                 $ 3,079,000     $   719,000      ($  187,000)     $ 3,611,000
Operating income                          793,000         126,000            - 0 -          919,000
Assets                                $ 6,061,000     $ 1,307,000      ($  579,000)     $ 6,789,000


Six months ended
----------------
                                     United States   United Kingdom    Eliminations    Consolidated
                                     -------------   --------------    ------------    ------------
December 31, 1999:
------------------
Sales                                 $ 7,890,000     $ 1,189,000      ($  440,000)     $ 8,639,000
Operating income                        1,384,000          45,000            - 0 -        1,429,000
Assets                                $ 7,845,000     $ 1,176,000      ($1,407,000)     $ 7,614,000

December 31, 1998:
------------------
Sales                                 $ 5,342,000     $ 1,020,000      ($  245,000)     $ 6,117,000
Operating income                        1,148,000         211,000            - 0 -        1,359,000
Assets                                $ 6,061,000     $ 1,307,000      ($  579,000)     $ 6,789,000



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements as of December 31, 1999 include the accounts of eGames, Inc., (the "Company"), and its wholly-owned subsidiary.

Results of Operations

Three Months Ended December 31, 1999 and 1998

Net Sales

Net sales for the quarter ended December 31, 1999 were $4,521,000 compared to $3,611,000 for the quarter ended December 31, 1998, representing an increase of $910,000 or 25%. For the quarter ended December 31, 1999, the Company's net sales were comprised of full-release game products (87%), shareware-based products (0%), personal productivity products (5%) and non-eGames products (8%). For the quarter ended December 31, 1998, the Company's net sales were comprised of full-release game products (51%), shareware-based products (34%), personal productivity products (14%) and non-eGames products (1%). These changes in products sold reflect the Company's transition from publishing and distributing primarily shareware-based products to full-release, proprietary products, which transition began during the first quarter of fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's international sales for the quarter ended December 31, 1999 were $766,000 or 17% of net sales, compared to $808,000 or 22% of net sales for the quarter ended December 31, 1998, representing a decrease of $42,000 or 5% of net sales. The decrease in international sales from quarter to quarter can be attributed, primarily to pricing pressures and increased competition in the United Kingdom.

Until April 1999, the Company primarily distributed its entertainment software products in North America through a large national distributor, GT Value Products, a division of GT Interactive Software Corporation. At that time, the Company terminated its exclusive distribution agreement with GT Value Products and began entering into non-exclusive distribution agreements with various national distributors, including GT Value Products. The Company has also entered into several direct sales relationships with certain retailers. This distribution strategy is intended to diversify the Company's distribution channels to retail, provide for more effective inventory management, merchandising and communications with retailers, diminish the Company's dependence on any one third-party distributor for sales of the Company's products, and increase the potential gross profit margin that may be realized on the sale of its products. The Company continues to distribute its products through GT Value Products to certain mass merchandise retailers that purchase value-priced software exclusively through GT Value Products. The Company's net sales to GT Value Products accounted for 8% and 77% of the Company's net sales for the quarters ended December 31, 1999 and 1998, respectively. For the quarters ended December 31, 1999 and 1998, sales of the Company's products to other distributors accounted for approximately 33% and 8% of the Company's net sales, while direct sales to retailers accounted for approximately 59% and 15% of the Company's net sales during those same periods, respectively.

The Company has continued to take steps to increase distribution of its products via the Internet, including improving and expanding its web site; establishing electronic distribution capabilities over the Internet; and incorporating on-line functionality into existing products. Sales of the Company's products via the Internet represented less than 1% of the Company's net sales for the quarters ended December 31, 1999 and 1998, respectively.

During the quarters ended December 31, 1999 and 1998, the Company's provision for product returns was approximately $805,000 and $97,000, respectively, or 15% and 3% of the Company's gross sales, respectively. The Company has increased its provision for product returns primarily as a result of higher returns caused by the change in the Company's distribution relationship with GT Value Products, as well as the Company's other recently established distribution and direct retail relationships, all of which allow for product returns. The Company may also experience a higher return rate as a result of distribution of more of the Company's products into non-traditional retail stores, such as drug stores and supermarkets. The Company expects the return rates from these stores to be higher than returns experienced historically from retail stores that have traditionally sold PC software products.

Cost of Sales and Gross Profit Margin

Cost of sales for the quarter ended December 31, 1999 were $1,562,000 compared to $1,137,000 for the quarter ended December 31, 1998, representing an increase of $425,000 or 37%. This increase was caused primarily by the 25% increase in product sales along with increases in freight and royalty costs associated with the Company's expanded distribution of its full-release software titles into new and existing retail relationships. While a year ago sales of the Company's products had been achieved largely by shipping products to a small number of distributors and retailers, for the quarter ended December 31, 1999, the Company shipped approximately 59% of its products directly to retailers compared to only 15% of its products being shipped directly to retailers during the quarter ended December 31, 1998, resulting in higher shipping, handling and freight costs. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products. Gross profit margin for the quarter ended December 31, 1999 decreased to 65.5%, from 68.5% for the quarter ended December 31, 1998. This decrease in gross profit margin was caused primarily by increased freight costs associated with the Company's expansion into new retail opportunities, and increased royalty costs associated with the Company's transition to publishing and distributing primarily full-release products. These increased

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

freight and royalty costs were partially offset by a decrease in product costs resulting from a reduction in per-unit product costs due to volume discounts.

Operating Expenses

Product development expenses for the quarter ended December 31, 1999 were $221,000 compared to $237,000 for the quarter ended December 31, 1998, a decrease of $16,000 or 7%. This decrease was caused primarily by a decrease in outside labor costs, which was partially offset by an increase in salary and related costs for employees hired to focus on the Company's product development and quality assurance efforts in conjunction with the Company's transition from publishing and distributing primarily shareware-based products to full-release, proprietary products.

Selling, general and administrative expenses for the quarter ended December 31, 1999 were $1,981,000 compared to $1,319,000 for the quarter ended December 31, 1998, an increase of $662,000 or 50%. This increase was caused primarily by an increase in initial marketing promotional costs incurred to gain additional retail shelf space at both new and existing retail stores, and to promote the Company's products in order to achieve the 25% increase in net sales. The Company believes that these promotional costs will continue to be incurred, but may decline over time as the Company's newer retail relationships develop and mature from a promotional product launch phase, into a more established and recurring order phase. Marketing promotional costs primarily include: slotting fees, in-store ads, mail-in consumer rebates and display costs. Additionally, the Company incurred increases in salary and related costs and operating expenses incurred by the Company's sales and distribution operation in the United Kingdom.

Interest Expense, net

Net interest expense for the quarter ended December 31, 1999 was $5,000 compared to $14,000 for the quarter ended December 31, 1998, a decrease of $9,000 or 64%. The primary reason for this decrease was the reduction in notes payable and capital lease obligations due to scheduled principal payments.

Provision for Income Taxes

Provision for income taxes for the quarter ended December 31, 1999 was $152,000 compared to $58,000 for the quarter ended December 31, 1998, an increase of $94,000. The increase in the provision for income taxes was primarily due to the increase in the quarterly effective income tax rate to 20% for the quarter ended December 31, 1999 compared to 6% for the quarter ended December 31, 1998. This change reflects the limitation of certain net operating loss carryforwards not available to offset federal and state taxable income.

Net Income

Net income for the quarter ended December 31, 1999 was $601,000 compared to $847,000 for the quarter ended December 31, 1998, a decrease of $246,000 or 29%. This decrease in profitability resulted primarily from an increase in operating expenses necessary to support the Company's increased sales and the increase in the Company's effective income tax rate, which costs were partially reduced by the increase in gross profit derived from the 25% increase in net sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Six Months Ended December 31, 1999 and 1998

Net Sales

Net sales for the six months ended December 31, 1999 were $8,639,000 compared to $6,117,000 for the six months ended December 31, 1998, representing an increase of $2,522,000 or 41%. For the six months ended December 31, 1999, the Company's net sales were comprised of full-release game products (79%), shareware-based products (0%), personal productivity products (10%) and non-eGames products (11%). For the six months ended December 31, 1998, the Company's net sales were comprised of full-release game products (46%), shareware-based products (37%), personal productivity products (14%) and non-eGames products (3%). These changes in products sold reflect the Company's transition from publishing and distributing primarily shareware-based products to full-release, proprietary products, which transition began during the first six months of fiscal 1999.

The Company's international sales for the six months ended December 31, 1999 were $1,415,000 or 16% of net sales, compared to $1,259,000 or 21% of net sales for the six months ended December 31, 1998, representing an increase of $156,000 or 12%. The increase in international sales can be primarily attributed to an increase in non-recurring special order sales under an original equipment manufacture ("OEM") agreement, which was partially reduced by the decrease in traditional sales in the United Kingdom experienced as a result of pricing pressures and increased competition.

The Company's net sales to GT Value Products accounted for 15% and 74% of the Company's net sales for the six months ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998, sales of the Company's products to other distributors accounted for approximately 33% and 13% of the Company's net sales, while direct sales to retailers accounted for approximately 52% and 13% of the Company's net sales, respectively. Sales of the Company's products via the Internet represented less than 1% of the Company's net sales for the six months ended December 31, 1999 and 1998, respectively.

During the six months ended December 31, 1999 and 1998, the Company's provision for product returns was approximately $1,846,000 and $112,000, respectively, or 18% and 2% of the Company's gross sales, respectively. The Company has increased its provision for product returns primarily as a result of higher returns caused by the change in the Company's distribution relationship with GT Value Products, as well as the Company's other recently established distribution and direct retail relationships, all of which allow for product returns. The Company may also experience a higher return rate as a result of distribution of more of the Company's products into non-traditional retail stores, such as drug stores and supermarkets. The Company expects the return rates from these stores to be higher than returns experienced historically from retail stores that have traditionally sold PC software products.

Cost of Sales and Gross Profit Margin

Cost of sales for the six months ended December 31, 1999 were $3,165,000 compared to $2,017,000 for the six months ended December 31, 1998, representing an increase of $1,148,000 or 57%. This increase was caused primarily by the 41% increase in product sales along with increases in freight and royalty costs associated with the Company's expanded distribution of its full-release software titles into new and existing retail relationships. While a year ago sales of the Company's products had been achieved largely by shipping products to a small number of distributors and retailers, for the six months ended December 31, 1999, the Company shipped approximately 52% of its products directly to retailers compared to only 13% of its products during the six months ended December 31, 1998, resulting in higher shipping, handling and freight costs. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products. Gross profit margin for the six months ended December 31, 1999 decreased to 63.4%, from 67.0% for the six months ended December 31, 1998. This decrease in gross profit margin was

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

caused primarily by increased freight costs associated with the Company's expansion into new retail opportunities, and increased royalty costs associated with the Company's transition to publishing and distributing primarily full-release products. These cost increases were partially offset by a decrease in product costs resulting from a reduction in per-unit product costs due to volume discounts.

Operating Expenses

Product development expenses for the six months ended December 31, 1999 were $464,000 compared to $443,000 for the six months ended December 31, 1998, an increase of $21,000 or 5%. This increase was caused primarily by an increase in salary and related costs for employees hired to focus on the Company's product development and quality assurance efforts caused by the Company's significant increase in the development of full-release products during the six months ended December 31, 1999 as compared to the six months ended December 31, 1998, which costs were partially offset by a decrease in outside service expenses related to various external development projects.

Selling, general and administrative expenses for the six months ended December 31, 1999 were $3,581,000 compared to $2,299,000 for the six months ended December 31, 1998, an increase of $1,282,000 or 56%. This increase was caused primarily by an increase in initial marketing promotional costs incurred to gain additional retail shelf space at both new and existing retail stores, and to promote the Company's products in order to achieve the 41% increase in net sales. The Company believes that these promotional costs will continue to be incurred, but may decline over time as the Company's newer retail relationships develop and mature from a promotional product launch phase, into a more established and recurring order phase. Marketing promotional costs primarily include: slotting fees, in-store ads, mail in consumer rebates and display costs. Additionally, the Company incurred increases in salary and related costs and operating expenses incurred by the Company's sales and distribution operation in the United Kingdom.

Interest Expense, net

Net interest expense for the six months ended December 31, 1999 was $10,000 compared to $24,000 for the six months ended December 31, 1998, a decrease of $14,000 or 58%. The primary reason for this decrease was the reduction in notes payable and capital lease obligations due to scheduled principal payments.

Provision for Income Taxes

Provision for income taxes for the six months ended December 31, 1999 was $241,000 compared to $84,000 for the six months ended December 31, 1998, an increase of $157,000. The increase in the provision for income taxes was primarily due to the increase in the year to date effective income tax rate to 17% for the six months ended December 31, 1999 compared to 6% for the six months ended December 31, 1998. This change reflects the limitation of certain net operating loss carryforwards not available to offset federal and state taxable income.

Net Income

Net income for the six months ended December 31, 1999 was $1,178,000 compared to $1,250,000 for the six months ended December 31, 1998, a decrease of $72,000 or 6%. This decrease in profitability resulted primarily from an increase in operating expenses necessary to support the Company's increased sales and the increase in the Company's effective income tax rate, which costs were partially reduced by the increase in gross profit derived from the 41% increase in net sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of December 31, 1999, the Company's cash and working capital balances were $859,000 and $4,257,000, respectively, and the Company's total stockholders' equity balance at December 31, 1999 was $4,659,000. The Company's cash balance has decreased by $455,000 since June 30, 1999, primarily as a result of reduced cash collections from the Company's customers and additional cash payments relating to promotional activities incurred to support the 41% growth in net sales for the six months ended December 31, 1999 compared to the same six month period last fiscal year. Additionally, the Company experienced a gradual slowing in receivable collections from one of its existing distributors during the first six months of fiscal 2000. Subsequent to December 31, 1999, the Company has had discussions with this distributor regarding improvements in cash collections from this distributor over the remaining six months of fiscal 2000. At December 31, 1999, this distributor represented approximately 29% of the Company's accounts receivable. Since December 31, 1999, the Company has received payments from this distributor totaling approximately $685,000, which represented 72% of the past due balance as of December 31, 1999 and 38% of the total receivable balance with this distributor as of December 31, 1999.

Net cash used in operating activities for the six months ended December 31, 1999 and 1998 were $520,000 and $112,000, respectively. The $520,000 net cash used in operating activities for the six months ended December 31, 1999 resulted primarily from increases in accounts receivable and inventory, which were partially offset by increases in the Company's net income adjusted for non-cash depreciation and amortization expense, accounts payable and accrued expenses. As indicated in the accompanying financial statements, the Company's net income for the six months ended December 31, 1999 was $1,178,000 and the Company's net income for the six months ended December 31, 1998 was $1,250,000.

Net cash used in investing activities for the six months ended December 31, 1999 and 1998 were $67,000 and $190,000, respectively. The $67,000 in net cash used in investing activities for the six months ended December 31, 1999 resulted from the purchase of additional furniture and equipment needed to support the increase in personnel necessary to facilitate the continued growth in the Company's sales.

Net cash provided by financing activities for the six months ended December 31, 1999 was $130,000 and net cash used in financing activities for the six months ended December 31, 1998 was $370,000. During the six months ended December 31, 1999, the Company received net proceeds from the exercise of Common Stock options totaling $248,000, and made repayments of notes payable and capital lease obligations of $105,000 and $13,000, respectively. Additionally, during the six months ended December 31, 1999, the Company borrowed and repaid $250,000 under its current revolving credit facility.

On September 28, 1999, the Company entered into an agreement with a commercial bank to extend and increase its existing $1 million revolving credit facility to a $1.5 million revolving credit facility expiring October 31, 2000. This credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The credit facility is collaterallized by substantially all of the Company's assets. The credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum debt to net tangible assets ratio of 1.50 to 1.00. As of December 31, 1999, the Company was in compliance with each of those covenants and did not have an outstanding balance under this revolving credit facility.

On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. During the six months ended December 31, 1999 the Company did not purchase any shares of its Common Stock. As of December 31, 1999, the Company had acquired 231,900 shares of its Common Stock, at an approximate cost of $501,000, pursuant to its stock repurchase program.

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

Forward-Looking Statements

This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: the Company's efforts to diversify the distribution channels used to distribute its products in order to diminish the Company's dependence on any one third-party distributor or retailer and provide for more effective inventory management, merchandising and communications with retailers; the Company's expectations regarding increased product returns caused by the change in the Company's distribution relationships as well as increased distribution of its products into non-traditional retail stores; the Company's belief that product promotional costs will continue to be incurred, but may decline over time; the ability of the Company's localized products to further penetrate foreign markets; the sufficiency of the Company's cash and working capital balances to fund the Company's operations in the future; and the increase in the Company's gross profit margin. All forward-looking statements are based on current expectations regarding significant risk factors, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in this report will be achieved.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the success of the Company's new distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the market acceptance and successful sell-through of the Company's existing and new products in the United States and international markets; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for uncollectible receivables; the amount of returns of the Company's products from distributors and retailers and the Company's ability to establish adequate reserves for product returns; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. The Company does not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of the Company.

Risk Factors

The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.

Early Stage Company; Consumer Entertainment Software Business; Maintaining Profitability. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal 1998 was the first year that the Company earned a profit. After earning $463,000 and $1,253,000 in fiscal 1999 and 1998, respectively, the accumulated deficit for the Company at June 30, 1999 was approximately $6,268,000. For the six months ended December 31, 1999, the Company earned $1,178,000 in net income and the accumulated deficit was approximately $5,090,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities through income from operations. The Company's operations today are still subject to all of the risks inherent in the development of a recently profitable business, particularly in a highly competitive industry, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues from the development, marketing and distribution of its current and future software products. The development of multimedia software products, which can combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and outside developers. Other factors affecting the Company's future success include, but are not limited to, the ability of the Company to overcome problems and delays in product development, market acceptance of products and successful implementation of its sales, distribution and marketing strategy. There can be no assurance the Company will be successful in maintaining and expanding a sustainable consumer entertainment software business.

Dependence On Distributors And Retailers; Risk Of Customer Business Failure; Product Returns. Many of the largest mass-market retailers have established exclusive buying relationships under which such retailers will buy consumer entertainment software only from certain distributors. In such instances, the Company will not be able to sell its products to such mass-market retailers if these distributors are unwilling to distribute the Company's products.
Additionally, even if the distributors are willing to purchase the Company's products, the distributor is frequently able to dictate the price or other terms on which the Company sells to such retailers, or the Company may be unable to sell to such retailers on terms that the Company deems acceptable. The inability of the Company to negotiate commercially viable distribution relationships with these and other distributors, or the loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could adversely effect the Company's business, operating results and financial condition.

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

The Company has a non-exclusive distribution relationship with GT Value Products which is terminable by either party at any time for any reason, and therefore there can be no assurance that GT Value Products will continue to distribute the Company's products. The loss of GT Value Products as a distributor or an inability to collect receivables from GT Value Products or any other adverse change in the Company's relationship with GT Value Products would have a material adverse effect on the Company's business, operating results, liquidity and financial condition.

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

Possible Inadequacy of Protection of Trade Names; Software Technology; and Other Proprietary Rights. The Company either owns or has obtained licenses to the rights to copyrights on the products, manuals, advertising and other materials owned by it. The Company also either owns trademark rights or is in the process of applying for such rights in the Company's name and logo, and the names of the products owned or licensed by the Company. The Company's success depends in part on its ability to protect its proprietary rights to the trademarks, trade names and content used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results.

The Company may from time to time be notified that it is infringing on certain patent or intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third party developers will create new products and technology that may give rise to claims of infringement. The Company has recently been sued for trademark and copyright infringement by Hasbro Interactive, Inc. (the "Hasbro Action") (See
Part II, Item 1, "Legal Proceedings"). The Company intends to defend this action vigorously. There can be no assurance that additional third parties will not initiate infringement actions against the Company in the future. The Hasbro Action, as well as any other future claims, could result in substantial cost to and diversion of resources of the Company. If the Company is found to be infringing the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed, or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the advent of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

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

The consumer entertainment software industry is somewhat seasonal due primarily to holiday shopping and back-to-school buying patterns. Accordingly, in descending order, the calendar fourth, first and third quarters are typically the strongest quarters for sales results, with the calendar second quarter typically the weakest.

Therefore, net sales and operating results for any future quarter are not predictable with any significant degree of accuracy. Consequently, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

International Sales. For the six months ended December 31, 1999, international sales represented 16% of net sales as compared to 21% of net sales for the six months ended December 31, 1998. The Company expects international sales to continue to comprise a significant percentage of the Company's sales. The Company's international business is subject to certain risks including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

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

Listing of Securities; Risk of Low Priced Stocks. The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol EGAM. A listed company may be de-listed if it fails to maintain minimum levels of Stockholders' equity, shares publicly held, number of Stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At December 31, 1999, the Company satisfied the minimum level of Stockholders' equity required to be listed ($2,000,000) and all other aspects of its listing agreement.

If the Company fails to maintain the criteria for trading on the Nasdaq SmallCap Market, its Common Stock may be de-listed. Public trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets," or on the NASD's "Electronic Bulletin Board." If the Common Stock were de-listed, it may be more difficult to dispose of, or even to obtain quotations as to the price of, the Common Stock and the price offered for the Common Stock may be substantially reduced.

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

Part II. Other Information

Item 1. Legal Proceedings

On February 9, 2000, Hasbro Interactive, Inc., Atari Interactive, Inc., and Zao Elorg d/b/a Elorg Corporation (collectively, the "Plaintiffs") filed suit in the United States District Court for the District of Massachusetts against the Company and Xtreme Games LLC, GT Interactive Software Corporation, MVP Software, Inc., Webfoot Technologies, Inc. and Varcon Systems, Inc. The suit alleges that certain of the Company's products infringe copyrights and trademarks owned by the Plaintiffs, and also alleges that the Company has engaged in unfair competition. The suit seeks to have the Company enjoined from manufacturing, marketing, distributing and selling the Company's allegedly infringing games and from using the allegedly infringing trademarks; to have the Company recall the allegedly infringing products and related materials from the distributors and retailers currently selling these products; to require the Company to pay the Plaintiffs the profits derived from the allegedly infringing products; and that the award of costs and attorneys fees. The Company intends to defend this action vigorously.

Item 4. Submission of Matters to a Vote of Securities Holders

The Company held its Annual Meeting of Shareholders on December 7, 1999. At that the meeting, the following matters were acted upon, together with the number of votes cast for, against or withheld as to each such matter:

                                                            Votes Cast

                                                     For     Against   Abstain
                                                  -----------------------------
(i)      The election of the following directors:

         Robert M. Aiken, Jr.                     8,555,992   - 0 -     60,473
         Gerald W. Klein                          8,411,964   - 0 -    204,501
         Thomas D. Parente                        8,411,614   - 0 -    204,851
         Lambert C. Thom                          8,412,164   - 0 -    204,301


(ii) Ratification of the appointment of KPMG LLP as the Company's auditors for the 2000 fiscal year:
                                                            Votes Cast

                                                     For     Against   Abstain
                                                  -----------------------------
                                                  8,527,255   60,250    28,960

         No broker non-votes were recorded for any of the matters acted upon.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit No.                       Description of Exhibit
      -----------                       ----------------------

         27.1                           Financial Data Schedule


(b) Reports on Form 8-K

On January 21, 2000, the Company filed a report on Form 8-K regarding a press release announcing the Company's unaudited results for the second quarter and six months ended December 31, 1999.

On February 10, 2000, the Company filed a report on Form 8-K regarding a press release announcing that Hasbro Interactive, Inc. has filed suit against the Company and several other defendants in the U.S. District Court in Boston, Massachusetts alleging that the Company, among other parties, infringed Hasbro's copyrights and trademarks in the production of certain games

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date:  February 14, 2000                    /s/  Gerald W. Klein
       -----------------                    --------------------
                                            Gerald W. Klein, President, Chief
                                            Executive Officer and Director


Date: February 14, 2000                     /s/ Thomas W. Murphy
      -----------------                     --------------------
                                            Thomas W. Murphy, Chief Financial
                                            Officer and Chief Accounting Officer

                                  Exhibit Index



    Exhibit No.              Description of Exhibit             Page Number
    -----------              ----------------------              -----------

       27.1                  Financial Data Schedule                 23