Form 10QSB
period 2000-03-31
EGAMES INC
filed 2000-05-15
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
    |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,749,975 shares of common stock, no par value per share, as of May 12, 2000.

Transitional Small Business Disclosure Format (check one): Yes (   )   No ( X )
                                  eGames, Inc.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Balance Sheet as of March 31, 2000.............   3

              Consolidated Statements of Operations for the three and
              nine months ended March 31, 2000 and 1999 ..................   4

              Consolidated Statements of Cash Flows for the nine months
              ended March 31, 2000 and 1999...............................   5

              Notes to Consolidated Financial Statements..................  6-8

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................  9-15

              Risk Factors ............................................... 15-20

Part II.      Other Information

Item 1.       Legal Proceedings...........................................   20


Item 6.       Exhibits and Reports on Form 8-K............................   20

Signatures    ............................................................   21

Exhibit Index ............................................................   22

Exhibits      ............................................................   23

Item 1.  Financial Statements

                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                   As of
                                                                 March 31,
                                     ASSETS                        2000
                                                                 ---------

Current assets:
   Cash and cash equivalents                                    $   601,291
   Accounts receivable, net of allowances totaling $2,923,980     3,179,966
   Inventory                                                      2,281,456
   Prepaid expenses                                                 128,246
                                                                -----------
          Total current assets                                    6,190,959

Furniture and equipment, net                                        379,599
Other assets                                                        347,250
                                                                -----------
          Total assets                                          $ 6,917,808
                                                                ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                 $    53,610
   Accounts payable                                               1,646,650
   Revolving line of credit                                         500,000
   Accrued expenses                                                 540,231
   Convertible subordinated debt                                    150,000
   Capital lease obligations                                         21,329
                                                                -----------
          Total current liabilities                               2,911,820

Capital lease obligations                                             6,616
Note payable                                                        134,220
                                                                 ----------
          Total liabilities                                       3,052,656

Stockholders' equity:

   Common stock, no par value (40,000,000 shares authorized;
          9,981,875 issued and 9,749,975 outstanding)             9,134,234
   Additional paid in capital                                     1,148,550
   Accumulated deficit                                           (5,887,701)
   Treasury stock, at cost - 231,900 shares                        (501,417)
   Accumulated other comprehensive loss                             (28,514)
                                                                -----------
          Total stockholders' equity                              3,865,152
                                                                -----------
          Total liabilities and stockholders' equity            $ 6,917,808
                                                                ===========









        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three months ended           Nine months ended
                                                       March 31,                   March 31,
                                              --------------------------    ------------------------

                                                  2000           1999          2000          1999
                                                  ----           ----          ----          ----
Net sales                                     $ 1,923,600    $ 2,521,715   $10,562,565   $ 8,639,041

Cost of sales                                     832,858        937,492     3,997,803     2,954,800
                                              -----------    -----------   -----------   -----------

Gross profit                                    1,090,742      1,584,223     6,564,762     5,684,241

Operating expenses:
    Product development                           201,479        260,534       665,071       703,166
    Selling, general and administrative         1,848,215      1,165,769     5,429,217     3,464,272
                                              -----------    -----------   -----------   -----------
        Total operating expenses                2,049,694      1,426,303     6,094,288     4,167,438
                                              -----------    -----------   -----------   -----------

Operating income (loss)                          (958,952)       157,920       470,474     1,516,803

Interest expense, net                               1,634          8,146        11,711        32,427
                                              -----------    -----------   -----------   -----------

Income (loss) before income taxes                (960,586)       149,774       458,763     1,484,376

Provision (benefit) for income taxes             (163,106)        74,520        78,296       158,787
                                              -----------    -----------   -----------   -----------

Net income (loss)                             ($  797,480)   $    75,254   $   380,467   $ 1,325,589
                                              ===========    ===========   ===========   ===========




Net income (loss) per common share:
            - basic                           ($     0.08)   $      0.01   $      0.04   $      0.14
                                              ===========    ===========   ===========   ===========
            - diluted                         ($     0.08)   $      0.01   $      0.04   $      0.13
                                              ===========    ===========   ===========   ===========

Weighted average common shares
    outstanding - basic                         9,745,820      9,467,659     9,692,426     9,459,673

Dilutive effect of common stock equivalents         - 0 -        762,102       422,848       427,189
                                              -----------    -----------   -----------   -----------

 Weighted average common shares
    outstanding - diluted                       9,745,820     10,229,761    10,115,274     9,886,862
                                              ===========    ===========   ===========   ===========







        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine months ended
                                                                       March 31,

                                                                   2000           1999
                                                                   ----           ----
Cash flows from operating activities:
    Net income                                                 $   380,467    $ 1,325,589
    Adjustment to reconcile net income to net cash
        (used in) provided by operating activities:
    Depreciation and amortization                                  331,641        299,073
    Changes in items affecting operations net of effect
        from acquired business:
             Restricted cash                                        17,560           (765)
             Accounts receivable                                (1,240,147)      (673,972)
             Prepaid expenses                                      (18,895)         1,703
             Inventory                                          (1,126,524)      (154,900)
             Accounts payable                                      604,991        (17,311)
             Accrued expenses                                      (88,132)       328,227
                                                               -----------    -----------
Net cash (used in) provided by operating activities             (1,139,039)     1,107,644
                                                               -----------    -----------

Cash flows from investing activities:
    Acquisition, net of cash acquired                                - 0 -        (12,428)
    Purchase of furniture and equipment                           (181,246)      (185,457)
    Purchase of software rights and other assets                   (16,225)       (98,490)
                                                               -----------    -----------
Net cash used in investing activities                             (197,471)      (296,375)
                                                               -----------    -----------

Cash flows from financing activities:

    Purchase of treasury stock                                       - 0 -       (277,928)
    Proceeds from exercise of warrants and options                 259,345        407,063
    Borrowing under revolving line of credit                       750,000          - 0 -
    Repayment under revolving line of credit                      (250,000)         - 0 -
    Repayment of notes payable                                    (117,118)       (74,778)
    Repayment of lease obligations                                 (19,178)       (57,860)
                                                               -----------    -----------
Net cash (used in) provided by financing activities                623,049         (3,503)
                                                               -----------    -----------


Effect of exchange rate changes on cash and cash equivalents           899          - 0 -

Net (decrease) increase in cash and cash equivalents              (712,562)       807,766

Cash and cash equivalents:
    Beginning of period                                          1,313,853        953,648
                                                               -----------    -----------
    End of period                                              $   601,291    $ 1,761,414
                                                               ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                         $    20,722    $    43,272
                                                               ===========    ===========
Cash paid for income taxes                                     $   236,000    $   112,051
                                                               ===========    ===========

Non cash investing and financing activities:

    Capital lease additions                                    $     - 0 -    $    26,809
                                                               ===========    ===========
    150,000 shares of Common Stock issued in connection
        with an acquisition                                    $     - 0 -    $   213,000
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

2.  Acquisition

On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Limited ("Software Partners"), in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000, which was the fair value of the Company's Common Stock on the closing date of the acquisition. This acquisition was accounted for as a purchase and the corresponding goodwill in the approximate amount of $308,000 is being amortized over five years. On March 31, 1999, Software Partners changed its name to eGames Europe Limited ("eGames Europe"). For the quarters ended March 31, 2000 and 1999, eGames Europe contributed $568,000 and $774,000, respectively, in net sales as well as $83,000 and $183,000, respectively, in net income exclusive of inter-company charges. For the nine months ended March 31, 2000 and 1999, eGames Europe contributed $1,757,000 and $1,794,000, respectively, in net sales as well as $274,000 and $447,000, respectively, in net income exclusive of inter-company charges.

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

Unaudited Pro-Forma Financial Information

                                                Nine Months Ended
                                                  March 31, 1999
                                                  --------------

Net sales                                          $ 8,697,000
Net income                                         $ 1,217,000
Net income per diluted share                       $      0.12

3.  Comprehensive Income (Loss)

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                  Three Months Ended           Nine Months Ended
                                                      March 31,                    March 31,
                                             --------------------------    ----------------------
                                                 2000          1999            2000         1999
                                                 ----          ----            ----         ----
Net income (loss)                            $   797,000)   $    75,000    $   380,000   $ 1,326,000

Other comprehensive income (loss):
   Foreign currency translation adjustment        (9,000)       (19,000)         2,000       (18,000)
                                             -----------    -----------    -----------   -----------

Comprehensive income (loss)                  ($  806,000)   $    56,000    $   382,000   $ 1,308,000
                                             ===========    ===========    ===========   ===========


4.  Common Stock

On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in open-market purchases on the Nasdaq SmallCap Market. During the nine months ended March 31, 2000 the Company did not purchase any shares of its Common Stock. As of March 31, 2000, the Company had acquired 231,900 shares of its Common Stock, with an approximate cost of $501,000, pursuant to its stock repurchase program.

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

Geographic information for the quarters and nine months ended March 31, 2000 and 1999 is based on the location of the selling entity. The Company records international sales from both the United States and United Kingdom locations. Information about the Company's operations by segmented geographic locations for the quarters and nine months ended March 31, 2000 and 1999 is presented below.

Quarters ended
--------------

                         United States   United Kingdom   Eliminations    Consolidated
                         -------------   --------------   ------------    ------------
March 31, 2000:
---------------
Sales                     $ 1,637,000     $   568,000    ($   281,000)    $ 1,924,000
Operating income (loss)  ($   911,000)   ($    48,000)    $     - 0 -    ($   959,000)
Assets                    $ 7,361,000     $ 1,391,000    ($ 1,834,000)    $ 6,918,000

March 31, 1999:
---------------
Sales                     $ 2,014,000     $   774,000    ($   266,000)    $ 2,522,000
Operating income (loss)  ($    67,000)    $   225,000     $     - 0 -     $   158,000
Assets                    $ 5,962,000     $ 1,185,000    ($   389,000)    $ 6,758,000



Nine months ended
-----------------

                         United States   United Kingdom   Eliminations    Consolidated
                         -------------   --------------   ------------    ------------
March 31, 2000:
---------------
Sales                     $ 9,527,000     $ 1,757,000     ($  721,000)    $10,563,000
Operating income (loss)   $   474,000    ($     4,000)     $    - 0 -     $   470,000
Assets                    $ 7,361,000     $ 1,391,000     ($1,834,000)    $ 6,918,000

March 31, 1999:
---------------
Sales                     $ 7,356,000     $ 1,794,000     ($  511,000)    $ 8,639,000
Operating income (loss)   $   985,000     $   532,000      $    - 0 -     $ 1,517,000
Assets                    $ 5,962,000     $ 1,185,000     ($  389,000)    $ 6,758,000



6.  Revolving Line of Credit

On September 28, 1999, the Company entered into an agreement with a commercial lender to extend and increase its existing $1.0 million revolving line of credit to a $1.5 million revolving line of credit expiring October 31, 2000. This revolving line of credit was established to provide, among other things, additional working capital to support the Company's anticipated growth. Amounts outstanding under this revolving line of credit are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The revolving line of credit is collaterallized by substantially all of the Company's assets. The revolving line of credit requires the Company, among other things, to achieve certain levels of income ("earnings covenant"), throughout its fiscal year and to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum debt to net tangible assets ratio of 1.50 to 1.00. As of March 31, 2000, the Company was in compliance with or had obtained waivers for all of those covenants. The Company and its commercial lender have discussed the probability that the Company is likely to be in technical default of the line of credit's existing earnings covenant for the year ending June 30, 2000. The Company and its commercial lender are currently evaluating how to address this potential default prior to its occurrence. As of May 12, 2000, the Company did not have a balance outstanding under this revolving line of credit.

On September 30, 1999, the Company's United Kingdom operation entered into an agreement with a commercial bank to extend and increase its existing $80,000 revolving line of credit to a $160,000 line of credit expiring September 30, 2000. Amounts outstanding under this line of credit are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of May 12, 2000, the Company had not utilized this line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements as of March 31, 2000 include the accounts of eGames, Inc. (the "Company") and its wholly-owned subsidiary.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding the Company's product return reserves for sales into the food and drug retail channels and reductions in the quantities of products that it ships into these retail channels; the Company's efforts to increase distribution of its products via the Internet; the Company's intention to work towards increasing advertising revenues by selling a customized "branded browser" within its products; the Company's efforts to secure non-promotional product positioning in the food and drug retail channels through its "Store in a Store" concept; the ability of the "Store in a Store" concept to attract consumer interest and drive impulse purchases of value-priced, Family-Friendly(TM) software products; the ability of the "Store in a Store" strategy is to secure better merchandising of displays, more timely product replenishment, and fewer product returns in the food and drug retail channels; the potential for marketing promotional costs to decline over time, as a percent of net sales, as well as the potential for the Company's newer retail relationships to develop and mature from a promotional product launch phase, into a more established and recurring order phase; the continued distribution of the Company's products through GT Value Products; the Company's estimated annual tax rate and the availability of the Company's net operating loss carry-forwards; the probability that the Company is likely to be in technical default of its $1.5 million commercial line of credit's existing earnings covenant for the year ending June 30, 2000, and the ability of the Company and its commercial lender to reach a satisfactory resolution to this potential default prior to its occurrence; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the foreseeable future; the costs the Company expects to incur in defending its position in the Hasbro litigation described under Part II, Item I "Legal Proceedings" and the impact of such ongoing expenses on the Company's future liquidity and capital resources; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance and successful sell-through results for the Company's products at retail stores and the ability of the Company to accurately estimate sell-through volume when an order is shipped; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the Company's ability to successfully implement its Store within a Store program on commercially acceptable terms; the Company's ability to successfully sell its "branded browser" concept on terms that generate advertising revenues; the success of the Company's distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for uncollectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

include, but are not limited to, those discussed under the heading "Risk Factors" below at pages 15 to 20, as well as in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission and other documents filed with the Commission.

Results of Operations

Three Months Ended March 31, 2000 and 1999

Net Sales

Net sales for the quarter ended March 31, 2000 were $1,924,000 compared to $2,522,000 for the quarter ended March 31, 1999, representing a decrease of $598,000 or 24%. For the quarter ended March 31, 2000, the Company recorded net sales into the following distribution channels: $1,383,000 to North American distributors, $745,000 to International markets, $477,000 in direct shipments to North American traditional software retailers, and $681,000 in net product returns from North American food and drug retailers. For the quarter ended March 31, 1999, the Company recorded net sales into the following distribution channels: $1,659,000 to North American distributors, $863,000 to International markets, with no direct shipments to North American traditional software retailers or to North American food and drug retailers. The primary reason for the $598,000 decrease in quarterly sales in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, was the greater than anticipated amount of product returns realized during the quarter ended March 31, 2000 in connection with the completion of various short-term promotional programs in the North American food and drug retail channels. In response to these greater than anticipated returns, the Company has increased its product return reserves for sales into these food and drug retail channels and is reducing the quantities of products that it ships into these food and drug retail channels on a per store basis.

Additionally, for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, the Company experienced a $940,000 increase in net sales as a result of new distribution relationships, which was offset by a $953,000 decrease in sales to GT Value Products, a division of GT Interactive Software Corporation. Until April 1999, GT Value Products distributed the Company's entertainment software in North America through an exclusive distribution agreement that the Company terminated during April 1999. As a result of this new distribution strategy, the Company has diversified its distribution channels to retailers, provided for more effective inventory management, merchandising and communications with retailers and diminished the Company's dependence on any one third-party distributor for sales of the Company's products. The Company continues to distribute its products through GT Value Products on a non-exclusive basis to certain mass merchandise retailers that purchase value-priced software exclusively through GT Value Products. The Company's net sales to GT Value Products accounted for 42% and 70% of the Company's net sales for the quarters ended March 31, 2000 and 1999, respectively.

The Company has continued to take steps to increase distribution of its products via the Internet, including improving and expanding its web site; establishing electronic distribution capabilities over the Internet; and incorporating on-line functionality into existing products. Sales of the Company's products via the Internet represented 3% and 1% of the Company's net sales for the quarters ended March 31, 2000 and 1999, respectively. Additionally, all of the Company's current software titles now include an Internet-based and advertising-enabled "browser" interface, which contains links to the Company's website and has the capability to deliver advertising content directly to the consumer. To date advertising revenues from this browser interface have been minimal. The Company intends to work towards increasing these revenues by selling a customized "branded" version of the browser, combined with the Company's game content, to third parties seeking a branding medium.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the quarters ended March 31, 2000 and 1999, the Company's provisions for product returns were approximately $1,751,000 and $449,000, respectively, or 48% and 15% of the Company's gross sales, respectively. The Company has increased its provision for product returns primarily as a result of the higher than expected product returns that have been experienced in the newly developed food and drug retail channels. Sales in these channels have been primarily part of short-term promotional programs. The Company has experienced substantially lower return rates in traditional retail software channels as a result of securing longer-term, non-promotional shelf-space for its products at these retail stores. In an effort to secure similar product positioning in the food and drug retail channels, the Company is now marketing its "Store in a Store" concept. This concept groups together an assortment of the Company's software titles along with a select number of other publishers' software titles within a designated section of the store, which is intended to attract consumer interest and drive impulse purchases of value-priced, Family-Friendly(TM) software products. One of the Company's intended goals of its "Store in a Store" strategy is to secure longer-term, non-promotional shelf-space for the Company's products in the food and drug retail channels which would provide for a longer period of time for products to be purchased by consumers, better merchandising of displays, and more timely product replenishment, which may in turn result in fewer product returns.

Cost of Sales and Gross Profit Margin

Cost of sales for the quarter ended March 31, 2000 were $833,000 compared to $938,000 for the quarter ended March 31, 1999, representing a decrease of $105,000 or 11%. This decrease was caused primarily by decreased product costs associated with the 24% decrease in product sales and a reduction in per-unit product costs achieved through volume discounts, which were partially offset by increased reclamation and freight costs related to product returns from the food and drug retail channels during the quarter ended March 31, 2000. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products. Gross profit margin for the quarter ended March 31, 2000 decreased to 56.7%, from 62.8% for the quarter ended March 31, 1999. This decrease in gross profit margin was caused primarily by increases in reclamation and freight costs as a percent of sales due to returns from sales into the food and drug retail channels recognized during the quarter. The decrease in gross profit margin was partially offset by a decrease in product costs resulting from a reduction in per-unit product costs due to volume discounts and higher selling prices of the Company's titles compared to the same quarter last year.

Operating Expenses

Product development expenses for the quarter ended March 31, 2000, were $202,000 compared to $261,000 for the quarter ended March 31, 1999, a decrease of $59,000 or 23%. This decrease was caused primarily by a decrease in outside labor costs, which was partially offset by an increase in salary and related costs incurred to improve the Company's product development and quality assurance efforts.

Selling, general and administrative expenses for the quarter ended March 31, 2000 were $1,848,000 compared to $1,166,000 for the quarter ended March 31, 1999, an increase of $682,000 or 58%. This increase was caused primarily by an increase in marketing promotional costs incurred to gain additional retail shelf space at both new and existing retail stores, and to promote the Company's products in these retail channels. The Company believes that these promotional costs will continue to be incurred, but may decline over time, as a percent of net sales, as the Company's newer retail relationships develop and mature from a promotional product launch phase, into a more established and recurring order phase. Marketing promotional costs primarily include: shelf-space fees, in-store ads, mail-in consumer rebates and display costs.

Interest Expense, net

Net interest expense for the quarter ended March 31, 2000 was $2,000 compared to $8,000 for the quarter ended March 31, 1999, a decrease of $6,000 or 75%. The primary reason for this decrease was the reduction in notes payable and capital lease obligations due to scheduled principal payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision (Benefit) for Income Taxes

(Benefit)  for income  taxes for the quarter  ended March 31, 2000 was  $163,000 compared to a provision of $75,000 for the quarter ended March 31, 1999, a decrease in the provision for income taxes of $238,000. This decrease in the provision for income taxes was primarily attributable to the Company's loss before income taxes of $961,000 for the quarter ended March 31, 2000, compared to income before income taxes of $150,000 for the quarter ended March 31, 1999. Additionally impacting the provision for income taxes was the change in the estimated annual income tax rate as of March 31, 2000, due to the expected utilization of net operating loss carry-forwards.

Management calculates the income tax expense for each quarter under APB Opinion 28 and FAS Statement 109 based on its estimate of the effective tax rate expected to be applicable for the full fiscal year. Adjustments to the estimated annual tax rate are reflected in the quarter in which the adjustments occur. The estimated annual tax rate is determined based on expected income tax results for the fiscal year, after considering the availability of the Company's net operating loss carry-forwards.

Net Income (Loss)

Net (loss) for the quarter ended March 31, 2000 was ($797,000) compared to net income of $75,000 for the quarter ended March 31, 1999, a decrease in net income of $872,000. This decrease in profitability resulted primarily from higher than anticipated product returns from the food and drug retail channels, combined with an increase in marketing promotional expenses incurred to support the Company's product sales as part of its revised distribution strategy.

Results of Operations

Nine Months Ended March 31, 2000 and 1999

Net Sales

Net sales for the nine months ended March 31, 2000 were $10,563,000 compared to $8,639,000 for the nine months ended March 31, 1999, representing an increase of $1,924,000 or 22%. For the nine months ended March 31, 2000, the Company recorded net sales into the following distribution channels: $4,926,000 to North American distributors, $2,160,000 to International markets, $1,970,000 in direct shipments to North American traditional software retailers, and $1,507,000 in direct shipments to North American food and drug retailers. For the nine months ended March 31, 1999, the Company recorded net sales into the following distribution channels: $6,517,000 to North American distributors, $2,122,000 to International markets, with no direct shipments to North American traditional software retailers or food and drug retailers. Factors contributing to this $1,924,000 increase in net sales include: increases in net sales into the food and drug and direct retail channels and International markets totaling $1,507,000, $1,970,000 and $38,000, respectively, which were partially offset by a $1,591,000 decrease in sales through North American distributors. These changes in the Company's distribution channels are a result of the revised distribution strategy that the Company implemented during the fourth quarter of fiscal 1999. This distribution strategy has diversified the Company's distribution channels to retailers, provided for more effective inventory management, merchandising and communications with retailers and diminished the Company's dependence on any one third-party distributor, such as GT Value
Products, for sales of the Company's products. The Company continues to distribute its products through GT Value Products on a non-exclusive basis to certain mass merchandise retailers that purchase value-priced software exclusively through GT Value Products. The Company's net sales to GT Value Products accounted for 20% and 74% of the Company's net sales for the nine months ended March 31, 2000 and 1999, respectively.

For the nine months ended March 31, 2000 and 1999, the Company's provision for product returns was approximately $3,598,000 and $561,000, respectively, or 25% and 6% of the Company's gross sales, respectively. The Company has increased its provision for product returns primarily as a result of the higher than expected product returns realized in the Company's newly developed North American food and drug retail channels. In response to these greater than anticipated returns, the Company has increased its product return reserves for sales into these food and drug retail channels and is reducing the quantities of products that it ships into these food and drug retail channels on a per store basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of Sales and Gross Profit Margin

Cost of sales for the nine months ended March 31, 2000 were $3,998,000 compared to $2,955,000 for the nine months ended March 31, 1999, representing an increase of $1,043,000 or 35%. This increase was caused primarily by product costs, freight and royalty costs associated with the 22% increase in product sales, which were partially offset by a reduction in per-unit product costs achieved through volume discounts. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products. Gross profit margin for the nine months ended March 31, 2000 decreased to 62.2% from 65.8% for the nine months ended March 31, 1999. This decrease in gross profit margin was caused primarily by increases in royalty and freight costs associated with the Company selling more of its full-release products into more retail locations, which was partially offset by a decrease in product costs resulting from a reduction in per-unit product costs due to volume discounts and higher selling prices of the Company's titles compared to the same nine months last year.

Operating Expenses

Product development expenses for the nine months ended March 31, 2000 were $665,000 compared to $703,000 for the nine months ended March 31, 1999, a decrease of $38,000 or 5%. This decrease was caused primarily by a decrease in outside labor costs, which was partially offset by an increase in salary and related costs incurred to improve the Company's product development and quality assurance efforts.

Selling, general and administrative expenses for the nine months ended March 31, 2000 were $5,429,000 compared to $3,464,000 for the nine months ended March 31, 1999, an increase of $1,965,000 or 57%. This increase was caused primarily by an increase in marketing promotional costs incurred to gain additional retail shelf space at both new and existing retail stores, and to promote the Company's products. The Company believes that the above-mentioned promotional costs will continue to be incurred, but may decline, as a percent of net sales, over time as the Company's newer retail relationships develop and mature from a promotional product launch phase, into a more established and recurring order phase. Short-term promotional retail programs typically carry higher marketing promotional costs than longer-term, non-promotional shelf-space. Marketing promotional costs primarily include: shelf-space fees, in-store ads, mail-in consumer rebates and display costs.

Interest Expense, net

Net interest expense for the nine months ended March 31, 2000 was $12,000 compared to $32,000 for the nine months ended March 31, 1999, a decrease of $20,000 or 63%. The primary reason for this decrease was the reduction in notes payable and capital lease obligations due to scheduled principal payments.

Provision for Income Taxes

Provision for income taxes for the nine months ended March 31, 2000 was $78,000 compared to $159,000 for the nine months ended March 31, 1999, a decrease of $81,000. This decrease was primarily attributable to the Company's income before income taxes of $459,000 for the nine months ended March 31, 2000 compared to income before income taxes of $1,484,000 for the nine months ended March 31, 1999. Additionally impacting the provision for income taxes was the change in the estimated annual income tax rate as of March 31, 2000, due to the expected utilization of net operating loss carry-forwards.

Management calculates the income tax expense for each period under APB Opinion 28 and FAS Statement 109 based on its estimate of the effective tax rate expected to be applicable for the full fiscal year. Adjustments to the estimated annual tax rate are reflected in the period in which the adjustments occur. The estimated annual tax rate is determined based on expected income tax results for the fiscal year, after considering the availability of the Company's net operating loss carry-forwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income

Net income for the nine months ended March 31, 2000 was $380,000 compared to $1,326,000 for the nine months ended March 31, 1999, a decrease in net income of $946,000. This decrease in profitability resulted primarily from the higher than anticipated product returns in the food and drug retail channels, combined with increases in marketing promotional expenses incurred to support the Company's product sales as part of its revised distribution strategy.

Liquidity and Capital Resources

As of March 31, 2000, the Company's cash and working capital balances were $601,000 and $3,279,000, respectively, and the Company's total stockholders' equity balance at March 31, 2000 was $3,865,000. The Company's cash balance has decreased by $713,000 since June 30, 1999, primarily as a result of reduced cash collections from the Company's customers and additional cash payments relating to promotional activities incurred to support the 22% growth in net sales for the nine months ended March 31, 2000 compared to the same nine-month period last fiscal year.

Net cash used in operating activities for the nine months ended March 31, 2000 was $1,139,000 and net cash provided by operating activities for the nine months ended March 31, 1999 was $1,108,000. The primary causes for this $2,247,000 reduction in net cash generated from operating activities for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 include a decrease in relative year-to-date net income of $946,000, in addition to relative year-to-date increases in inventory and accounts receivable of $972,000 and $566,000, respectively.

Net cash used in investing activities for the nine months ended March 31, 2000 and 1999 was $197,000 and $296,000, respectively. The $197,000 in net cash used in investing activities for the nine months ended March 31, 2000 resulted primarily from the purchase of additional furniture and equipment needed to support the increase in personnel necessary to facilitate the continued growth in the Company's sales.

Net cash provided by financing activities for the nine months ended March 31, 2000 was $623,000 and net cash used in financing activities for the nine months ended March 31, 1999 was $4,000. The main factors causing the $627,000 increase in net cash generated from investing activities for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 include the $500,000 increase in net cash provided by borrowings under the revolving line of credit, in addition to the $278,000 decrease in the Company's repurchasing of its shares under its stock repurchase program.

On September 28, 1999, the Company entered into an agreement with a commercial lender to extend and increase its existing $1.0 million revolving line of credit to a $1.5 million revolving line of credit expiring October 31, 2000. This revolving line of credit was established to provide, among other things, additional working capital to support the Company's anticipated growth. Amounts outstanding under this revolving line of credit are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The revolving line of credit is collaterallized by substantially all of the Company's assets. The revolving line of credit requires the Company, among other things, to achieve certain levels of income, ("earnings covenant"), throughout its fiscal year and to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum debt to net tangible assets ratio of 1.50 to 1.00. As of March 31, 2000, the Company was in compliance with or had obtained waivers for all of those covenants. The Company and its commercial lender have discussed the probability that the Company is likely to be in technical default of the line of credit's existing earnings covenant for the year ending June 30, 2000. The Company and its commercial lender are currently evaluating how to address this potential default prior to its occurrence. As of May 12, 2000, the Company did not have a balance outstanding under this revolving line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. During the nine months ended March 31, 2000, the Company did not purchase any shares of its Common Stock. As of March 31, 2000, the Company had acquired 231,900 shares of its Common Stock, at an approximate cost of $501,000, pursuant to its stock repurchase program.

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

In connection with the Hasbro litigation that is described in Part II, Item 1 under "Legal Proceedings", as of March 31, 2000, the Company had incurred approximately $60,000 in legal expenses in connection with its defense of the Company's position in this matter. The Company expects to continue incurring similar costs for the foreseeable future as the Company continues to actively defend its position in this matter. Such ongoing expenses could impact the Company's future liquidity and capital resources.

Risk Factors

The Company's business is subject to many risks and uncertainties, which may affect its future financial performance. Some of those important risks and uncertainties which may cause the Company's operating results to vary or which may materially and adversely affect the Company's operating results are as follows:

Early Stage Company; Consumer Entertainment Software Business; Maintaining Profitability. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal 1998 was the first year that the Company earned a profit. After earning $463,000 and $1,253,000 in fiscal 1999 and 1998, respectively, the accumulated deficit for the Company at June 30, 1999 was approximately $6,268,000. For the nine months ended March 31, 2000, the Company earned $380,000 in net income and the accumulated deficit was approximately $5,888,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities mainly through income from operations. The Company's operations today are still subject to all of the risks inherent in the development of a recently profitable business, particularly in a highly competitive industry, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues from the development, marketing and distribution of its current and future software products. The development of multimedia software products, which can combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and outside developers. Other factors that could affect the Company's future success include, but are not limited to, the ability of the Company to overcome problems and delays in product development, market acceptance of products, successful implementation of its sales, distribution and marketing strategy, and the outcome of the litigation discussed under Part II, Item 1, "Legal Proceedings." There can be no assurance the Company will be successful in maintaining and expanding a sustainable consumer entertainment software business.

Dependence On Distributors And Retailers; Risk Of Customer Business Failure; Product Returns. Many of the largest mass-market retailers have established exclusive buying relationships under which such retailers will buy consumer entertainment software only from certain distributors. In such instances, the Company will not be able to sell its products to such mass-market retailers if these distributors are unwilling to distribute the Company's products.
Additionally, even if the distributors are willing to purchase the Company's products, the distributor is frequently able to dictate the price or other terms on which the Company sells to such retailers, or the Company may be unable to sell to such retailers on terms that the Company deems acceptable. The inability of the Company to negotiate commercially viable distribution relationships with these and other distributors, or the loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could adversely affect the Company's business, operating results and financial condition.

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

The Company has a non-exclusive distribution relationship with GT Value Products, which is terminable by either party at any time for any reason, and therefore there can be no assurance that GT Value Products will continue to distribute the Company's products. The loss of GT Value Products as a distributor or an inability to collect receivables from GT Value Products or any other adverse change in the Company's relationship with GT Value Products would have a material adverse effect on the Company's business, operating results, liquidity and financial condition.

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

Possible Inadequacy of Protection of Trade Names; Software Technology; and Other Proprietary Rights. The Company either owns or has obtained licenses to the rights to copyrights on the products, manuals, advertising and other materials owned by it. The Company also either owns trademark rights or is in the process of applying for such rights in the Company's name and logo, and the names of the products owned or licensed by the Company. The Company's success depends in part on its ability to protect its proprietary rights to the trademarks, trade names and content used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights, as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results.

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

Fluctuations in Quarterly Results; Uncertainty of Future Operating Results; Seasonality. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under the Company's control. Future operating results will depend upon many factors including: the size and rate of growth of the consumer entertainment software market; the demand for the Company's products; the level of product and price competition; the level of product returns; the length of the Company's sales cycle; seasonality of individual customer buying patterns; the timing of new product introductions and product enhancements by the Company and its competitors; the timing of orders from major customers; delays in shipment of products; access to distribution channels; product defects and other quality problems; product life cycles;

levels of international sales; changes in foreign currency exchange rates; and the ability of the Company to develop and market new products and control costs. Products are usually shipped as orders are received so the Company operates with little or no backlog. Therefore, net revenues in any quarter are dependent on orders booked and shipped during that quarter.

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

International Sales. For the nine months ended March 31, 2000, international sales represented 20% of net sales as compared to 25% of net sales for the nine months ended March 31, 1999. The Company expects international sales to continue to comprise a significant percentage of the Company's sales. The Company's international business is subject to certain risks including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

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

Listing of Securities; Risk of Low Priced Stocks. The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol EGAM. A listed company may be de-listed if it fails to maintain minimum levels of Stockholders' equity, shares publicly held, number of Stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At March 31, 2000, the Company satisfied the minimum level of Stockholders' equity that is required to be listed ($2,000,000) and all other aspects of its listing agreement.

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

Part II. Other Information

Item 1.  Legal Proceedings

On February 9, 2000, Hasbro Interactive, Inc., Atari Interactive, Inc., and Zao Elorg d/b/a Elorg Corporation (collectively, the "Plaintiffs") filed suit in the United States District Court for the District of Massachusetts against the Company and Xtreme Games LLC, GT Interactive Software Corporation, MVP Software, Inc., Webfoot Technologies, Inc. and Varcon Systems, Inc. The suit alleges that certain of the Company's products infringe copyrights and trademarks owned by the Plaintiffs, and also alleges that the Company has engaged in unfair competition. The suit seeks to have the Company enjoined from manufacturing, marketing, distributing and selling the Company's allegedly infringing games and from using the allegedly infringing trademarks; to have the Company recall the allegedly infringing products and related materials from the distributors and retailers currently selling these products; to require the Company to pay the Plaintiffs the profits derived from the allegedly infringing products; and the award of Plaintiffs' legal fees and costs. The Company intends to defend this action vigorously.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit No.                       Description of Exhibit
      -----------                       ---------------------------

       27.1                             Financial Data Schedule


(b) Reports on Form 8-K

On April 27, 2000, the Company filed a report on Form 8-K regarding a press release announcing the Company's anticipated unaudited results for the third quarter and nine months ended March 31, 2000.

On May 2, 2000, the Company filed a report on Form 8-K regarding a press release announcing the Company's unaudited results for the third quarter and nine months ended March 31, 2000.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        eGames, Inc.
                                        (Registrant)




Date: May 15, 2000                      /s/  Gerald W. Klein
      ------------                      --------------------
                                        Gerald W. Klein, President, Chief
                                        Executive Officer and Director


Date: May 15, 2000                      /s/ Thomas W. Murphy
      ------------                      --------------------
                                        Thomas W. Murphy, Chief Financial
                                        Officer and Chief Accounting Officer

                                  Exhibit Index



    Exhibit No.              Description of Exhibit               Page Number
    -----------              ----------------------               -----------

       27.1                  Financial Data Schedule                   23