Form 10KSB
period 2000-06-30
EGAMES INC
filed 2000-09-28
CIK 948703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark one)
    |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES  EXCHANGE  ACT OF 1934

                    For the fiscal year ended June 30, 2000

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27102

                                  eGames, Inc.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                              23-2694937
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

2000 Cabot Boulevard, Suite 110, Langhorne, PA          19047-1811
   (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code     215-750-6606

Securities registered pursuant to Section 12(b)of the Act: None
Securities registered pursuant to Section 12(g)of the Act:

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
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

State issuer's revenues for its most recent fiscal year:  $13,640,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $12,182,000 as of September 11, 2000.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,749,975 shares of Common Stock, no par value per share, as of September 20, 2000.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein. With the exception of those portions, which are expressly incorporated by reference, said proxy statement is not deemed filed as a part hereof.

                                  eGames, Inc.

                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 2000

                                      INDEX


                                                                            Page
                                                                            ----
                                     PART I

Item  1. Business.......................................................      3

Item  2. Properties.....................................................     15

Item  3. Legal Proceedings..............................................     15

                                     PART II

Item  5. Market for the Registrant's Common Stock and Related
         Stockholder Matters............................................     16

Item  6. Management's Discussion and Analysis of Results of Operations
         and Financial Condition........................................     16

Item  7. Financial Statements ..........................................     22

Item  8. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.......................................     40

                                    PART III

Item  9. Directors and Executive Officers of the Registrant.............     41

Item 10. Executive Compensation.........................................     41

Item 11. Security Ownership of Certain Beneficial Owners and Management.     41

Item 12. Certain Relationships and Related Transactions.................     41

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K.........................     42


Index of Exhibits.......................................................     42
Signatures..............................................................     45

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 10 to 15.

Item 1.   Business

GENERAL

eGames,   Inc.,  formerly  RomTech,   Inc.,  (the  "Company"),   a  Pennsylvania
corporation   incorporated  in  July  1992,  publishes,   markets  and  sells  a
diversified line of personal computer software primarily for consumer entertainment. The Company also offers personal productivity products for sale, but the Company anticipates minimal future investment in that category of the market and expects sales from these products to be less than 10% of the Company's net sales in the foreseeable future. In October 1995, the Company completed its initial public offering coincident with its acquisition of Applied Optical Media Corporation ("AOMC"), a developer of educational and reference software titles. In April 1996, the Company acquired Virtual Reality Laboratories, Inc. ("VRLI"), a software developer of landscape generation, space exploration, and business forms manipulation programs. In August 1998, the Company acquired Software Partners Publishing and Distribution Ltd. ("Software Partners"), a United Kingdom-based distributor of personal computer software for consumer entertainment and small office/home office applications. On March 31, 1999 Software Partners changed its name to eGames Europe Ltd. ("eGames Europe").

The Company believes that today's consumers base their software purchase decisions on the same criteria as other consumer product purchases, relying on recognized brands for consistent quality, value and ease of use. The Company promotes its proprietary brand names, including eGames(TM), Galaxy of Games(TM), Game Master Series(TM), Multi-Pack and Galaxy of Home Office Help(TM) (the "eGames Series"), in order to generate customer loyalty, encourage repeat purchases and differentiate the eGames Series products to retailers and consumers. The Company targets the growing market of home personal computer ("PC") users who value full-featured, value-priced and easy-to-use entertainment software. All eGames Series titles are "Family Friendly", which means they are easy-to-use, non-violent, and appeal to all ages. The Company's software packaging is labeled with the distinctive Family Friendly(TM) logo to help attract consumers towards its software. The Company's products generally sell at retail for under $15, a price point that is intended to generate impulse purchases in mass market shopping environments. The Company's Game Master Series titles are boxed software products that generally sell at retail for $14.99, yet feature packaging and content usually found in software titles selling for more than $20 at retail. The balance of the eGames software titles, including its Galaxy of Games(R) collections, are typically sold in jewel case packaging and sell at retail for $9.99. The Company also sells its Multi-Pack software titles in special retail point-of-sale packages at $4.99.

RECENT DEVELOPMENT

As described in the Legal Proceedings (Item 3), on September 8, 2000, the Company settled its litigation with Hasbro Interactive, Inc., Atari Interactive, Inc., Zao Elorg d/b/a Elorg Corporation (collectively, the "Plaintiffs"), which had alleged that certain of the Company's products infringed copyrights and trademarks owned by the Plaintiffs, and also alleged that the Company had engaged in unfair competition.

INDUSTRY BACKGROUND

It is estimated that there are approximately 180 million PC users and 50 million PC game players in North America. The worldwide consumer entertainment software market is estimated to exceed $23 billion in revenues by 2003 compared to $6 billion in revenues during 1999. This dramatic growth in recent years has been driven by the increasing number of multimedia PCs in the home and office, the increasing number of game console devices in the home, the proliferation of software titles, and the development of new and expanding distribution channels. Declining prices of microprocessors and CD-ROM drives have made high-end interactive computer entertainment more affordable, resulting in low-end PCs targeted to the mass consumer market costing under $500.

The worldwide consumer entertainment software industry has undergone a number of profound changes over the past few years with the introduction of new hardware platforms and new technologies, such as on-line networks and the Internet. The proliferation of on-line networks and the Internet has created new opportunities for the consumer entertainment software industry, including on-line game playing by users in different locations and direct on-line marketing, sales and distribution to end users.

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

BUSINESS STRATEGY

The Company continues to work towards implementing a business plan that focuses on: gaining brand name recognition of its Family Friendly software products; developing new top-selling titles within existing brands; developing new brands; establishing strong distribution and retail relationships; consistently offering a diversified high-quality, high-value software portfolio of products that provide significant sell-through and return-on-investment opportunities for all types of retailers; and implementing a sound Internet strategy and comprehensive web site. The intended result of the Company's business strategy is to be a leading publisher of high quality, value-priced interactive consumer entertainment software in the consumer entertainment category of the market.

The eGames Business Model. An important element of our strategy is bringing familiar, fun, Family Friendly games to PC users of all ages and levels of experience at affordable prices. Therefore, our business model is based on the premise that the under $15 retail segment, the value-priced segment, of the PC game software market will be the fastest growing segment of the market for the foreseeable future. Since 1996 that's been the situation in North America according to PC Data as unit sales in this segment have increased 106% compared to an increase of 73% for the overall PC game software market. During this same period of time, dollar sales for the value-priced PC game software market increased by 111%, compared to 32% for the overall PC game software market. The business model we have created focuses on this growing segment of the market in an effort to gain market share and increase sales.

Rely On Consumer Research and Marketplace Data. The Company primarily uses marketplace sales data to determine which products are achieving favorable sales results in the interactive consumer entertainment software categories that the Company serves. The Company then focuses on developing top-selling products that have a sustainable product life and also appeal to the broadest age group of consumers regardless of gender. This involves either developing or obtaining rights to products that the Company expects will meet these criteria while complementing and supporting the Company's branding strategy.

Deliver Products To Market Quickly To Maximize Sales Opportunities. The Company believes that the best method of bringing successful products to market is to identify products that consumers are buying and will continue to buy. The Company then focuses on quickly developing or procuring product content that the Company believes will achieve favorable sales results in its category when the product is combined with the Company's attractive, distinctive and informative packaging that is designed to encourage impulse purchases in retail stores. The Company's development efforts focus primarily on product design, consistent, user-friendly interfaces, ease of use, product quality and consistency. The Company's internal product development activities are supplemented by utilizing existing technologies and externally developed programming and content. The Company maintains control over the creative and market-driven aspects of product development while utilizing outside resources to reduce development costs and minimize risks.

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

Gaining Distribution. Gaining widespread retail and Internet distribution is another important element of the Company's strategy. The Company's flexible distribution strategy enables retailers to buy eGames products directly from us or from a distributor that may already be effectively serving the retailer's software needs. Our challenge is to make every retailer aware of the eGames business proposition and to make sure they have access to our products in the manner best suited or matched to their operations. The Company's goal is to make our products available to more consumers as they find our products in the stores that they shop most frequently or on the Internet.

Growing The PC Interactive Entertainment Software Category. Another aspect of the Company's strategy is to grow the size of the market that eGames serves. It is estimated that there are approximately 180 million PC users and 50 million PC game players in North America. One of the Company's key objectives is to introduce PC game-play to more and more of the millions of PC users that do not currently play PC games on a regular basis. To accomplish this objective the Company offers "samplers" of familiar, fun, Family Friendly games to these PC users at price points that are irresistible ($4.99 Multi-Packs) in the stores where they shop most frequently - drug stores and supermarkets. The goal of these programs is to increase the number of PC game players in the PC game player category who will ultimately seek to buy the Company's other great games.

Providing A Managed Solution For Consumer Entertainment Software. Providing today's national retailers with a managed solution for the value-priced interactive entertainment software category is another element of the Company's strategy. Getting retailers to commit to dedicated shelf space or promotional displays is very challenging. But because of the unique advantages eGames can offer retailers--including excellent rates of return on inventory investment, product co-branding opportunities, and Internet enabling features--the Company's retail partners are responding enthusiastically to the wide variety of permanent and temporary display programs that we have developed for their stores. These displays not only make it easier for consumers to find the products they want, they also continually reinforce the eGames brand.

Establishing the "Store in a Store" Program. Another important element of the Company's strategy is the concept of a "Store in a Store". The Company's "Store in a Store" concept is to provide a category-managed solution for retailers that will give them a one-stop solution to place an attractively displayed, Family Friendly collection of value priced software products in their stores. The idea is to give consumers an opportunity to choose from a wide variety of quality, safe, family-oriented software titles for their PC or console in one easy to find display section. The Company's goal is to provide the leadership and to create the partnerships necessary to make the safe, Family Friendly software entertainment section a reality. Certain major food and drug retailers have already committed to establishing such Family Friendly software entertainment sections within their retail stores during fiscal 2001.

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

INTERNET STRATEGY

The Company's Internet strategy is based upon three underlying principles: providing exceptional customer service, building customer equity, and creating mutually beneficial relationships with advertisers and business partners. By focusing on these three fundamentals, the Company is working towards creating a powerful Internet presence that not only reinforces the Company's retail strengths, but also provides innovative and unique methods for building new business opportunities and generating additional revenue streams.

The Company's web site, www.egames.com, is a comprehensive Family Friendly web site where visitors can: try out great demos; play fun games for free; join and participate in game clubs; buy all of the Company's products (both tangible and downloadable versions); register software purchases; access the Company's SEC filings and press releases; link to the Company's international partners' web sites; download software updates; visit the eGames superstore; or access technical support. The Company seeks to maintain www.egames.com as a leading edge web site in the services and information that are presented to visitors. While the Company strives for a visually appealing web site, it is important that it be intuitive in its functionality. The Company's goal is to maintain this level of service so that the Company's Internet presentation represents its commitment to providing fun, easy-to-use products and services.

The cornerstone of the Company's Internet strategy is the "eGames browser." The eGames browser was developed in 1998 as a standard, user-friendly interface for presenting the Company's games to consumers on their personal computers (PCs). The Company designed a browser interface since marketplace data revealed that consumers were buying PCs for their homes in order to get connected to the Internet - a trend or buying behavior that management believes will continue to drive PC purchases for the foreseeable future. Since consumers are already familiar with "Internet browsers," the Company's management believes that providing the same functionality and connectivity in the eGames browser provides added value and ease of use for consumers. The browser is also an easy way to access the eGames website to enable consumers to purchase additional games on the Internet and access the trend towards increased software purchases online-marketplace data forecasts that consumers will, over time, purchase more and more of their software on the Internet.

Creating New Revenue Streams. A primary objective in fiscal 2001 is to combine the features and competitive advantages of the eGames browser and the compelling nature of the eGames game content to create a product offering that will enable the Company to create revenue streams from advertising, direct marketing services, and the sale of special promotional product offerings for the premiums and promotions industry. The Company also believes that many of today's leading "bricks and mortar" retailers will become the leading Internet retailers of tomorrow. Today's leading retailers know what their customers want and possess the resources to develop and implement the systems and services to provide what their customers want - whether it's on the Internet or in their local store. Additionally, these retailers possess the brand equity and the store traffic that can be converted to traffic on their websites. The Company believes there are ways that the eGames browser can help retailers create store and website traffic and demonstrating this to some of our large national retail customers is another of the Company's primary objectives in fiscal 2001.

MARKETING

The Company's marketing efforts include: participating in retail trade shows; developing the Company's website, (www.egames.com); working with public relations and investor relations firms in issuing press releases and establishing media contact; coordinating in-store and industry promotions including merchandising and point of purchase displays; participating in cooperative advertising programs with specific retailers; and utilizing demonstration software distributed through the Internet or on compact discs. The Company's marketing department is responsible for creating marketing programs to generate product sell-in (sales to retailers) and sell-through (sales to end-user customers). These programs generally are based on established consumer product marketing techniques that the Company believes are becoming more important as software becomes more of a consumer product. The Company uses consumer product graphic designers and copywriters to create effective package designs, catalogs, brochures, advertisements and related materials. The Company's marketing and sales personnel and outside contractors work together to coordinate retail and publicity programs so that those programs are in place when products are initially shipped to retailers and consumers. Public relation campaigns, in-store advertising, catalog mailings and advertisements are designed in advance of product availability.

SALES AND DISTRIBUTION

North American Sales and Distribution. The Company has determined that there are a number of strategic advantages to selling its products on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. Management of the Company believes that direct sales relationships with retail accounts can result in more effective inventory management, merchandising and communications than are possible through indirect sales relationships. Direct sales to retailers also diminish the Company's dependence on third-party distributors for sales of the Company's products and potentially can increase the Company's gross profit margin that can be realized on the sale of its products. Accordingly, the Company has established direct sales relationships with several traditional national software retailers such as: Electronics Boutique, CompUSA and Toys-R-Us, as well as non-traditional software retailers such as Rite Aid Corporation, Walgreen Company and Eckerd Corporation.

The Company has invested in its own electronic data interchange ("EDI") hardware and software systems in order to provide this capability with its direct sales retailers that prefer to transact business this way. This capability in turn facilitates the placement, control and shipment of orders and the processing of payments and credits. The Company seeks to continue to increase the number of retail outlets served directly through its internal sales force. However, to a larger extent, the Company sells its products through wholesale distributors, such as Infogrames, Inc. (formerly GT Value Products), Navarre Corporation, Merisel Americas, Inc. and Beamscope Canada. Infogrames, Inc. accounted for approximately 18% and 65% of the Company's net sales during fiscal 2000 and 1999, respectively. From May 1997 to April 1999, Infogrames, Inc. was the exclusive distributor of the Company's products in North America. In April 1999, the Company terminated its exclusive distribution relationship with Infogrames, Inc. and entered into a non-exclusive distribution relationship with them. (See "Dependence on Distributors and Retailers", page 11). Internet sales currently account for approximately 1% of the Company's net sales.

International Sales and Distribution. The Company currently distributes its products in Australia, Austria, Belgium, Brazil, the Caribbean, Central America, Chile, Colombia, Cyprus, Czech Republic, Denmark, France, Germany, Hungary, Iceland, India, Ireland, Israel, Italy, Mexico, the Middle East, the Netherlands, New Zealand, Panama, the Philippines, Portugal, Puerto Rico, Saudi Arabia, Singapore, South Africa, Spain Sweden, Sweden, Uruguay and the United Kingdom. The Company seeks to maximize its worldwide sales and earnings by releasing high quality localized foreign language titles, whenever practicable, and by continuing to expand the number of direct selling and distribution relationships it maintains with key retailers and distributors in major territories. The Company currently publishes localized products in French, German, Italian, Spanish and Portuguese, and the Company offers localized product packaging for all of these languages as well as in Hebrew, Dutch and Brazilian Portuguese.

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

The Company's agreements with its distributors and retailers generally provide for rights to return the Company's products if the Company's products do not sell through at satisfactory levels to the retailers. The Company sells to its distributors and retailers on credit, with varying discounts and credit terms. (See "Dependence on Distributors and Retailers", page 11). The Company also has some limited exposure to returns by consumers. Reserves for returns by distributors, retailers and consumers are established at levels that the Company believes are adequate based on product sell-through, inventory levels and historic return rates (See Note 1 to Financial Statements, "Summary of Significant Accounting Policies, Revenue Recognition" and Item 6 "Management's Discussion and Analysis of Results of Operations and Financial Condition"). However, there can be no assurance that the actual returns will not exceed the established reserves. The Company typically accepts returns from customers, even when not legally required to do so, in order to maintain good customer relations to enhance repeat purchasing by consumers.

COMPETITION

The consumer entertainment software industry is intensely competitive and is in the process of substantial change and consolidation. The market for value-priced consumer entertainment software is especially competitive. The Company believes that the principal competitive factors include content quality, brand name recognition, ease-of-use, merchandising, product features, quality, reliability, on-line technology, distribution channels and price. Based on its current and anticipated future product offerings, the Company believes that it competes or will compete effectively in these areas, particularly in price, brand name recognition, quality, ease of use and product features.

The Company  competes  primarily with other software  publishers.  The Company's competitors  vary in size from very small  companies  with limited  resources to very large corporations with greater financial, marketing, distribution, technical and other resources than the Company. Although there are a variety of consumer and business software publishers, based on product lines and price points, Electronic Arts, Havas, Activision, Infogrames, Inc. (formerly GT Interactive), Hasbro Interactive, Mattel Media, Cosmi, Microsoft, and Interplay are the Company's primary competitors. In addition, it is possible that certain large software companies, hardware companies and media companies may increasingly target the value-priced segment of the software market, particularly in on-line Internet gaming and other Internet-based gaming models, resulting in additional competition.

The Company believes that increasing competition in the consumer entertainment software market has already caused retail price erosion, which could adversely affect the Company's business, operating results and financial condition. To the extent that competitors achieve performance, price or other selling advantages, the Company could be adversely affected. In addition, commercial acceptance of new gaming technologies, such as the Internet, cable modem and DSL, may reduce demand for the Company's existing PC-based products. Intense price competition, reduced demand, or distribution channel changes may have a material adverse effect on the Company's business, financial condition, liquidity and operating results.

The market is also extremely competitive with respect to access to third-party developers and content providers. The Company may not be successful in competing for the most sought-after content for its products to the extent that competitors achieve better access to distribution channels, have greater financial resources to pay for development fees or royalties, or have developed a widely-recognized reputation. (See "Factors Affecting Future Performance, Rapid Technological Change; Product Development" beginning on page 13.)

PRODUCT DEVELOPMENT

The Company seeks to develop a broad line of branded products in rapidly growing and sustainable market categories. The Company primarily utilizes marketplace sales data (including reported industry sales, computer trade show sales and retail sell-through results) to determine which products are achieving top ranked sales results in the consumer entertainment software categories that the Company serves. New product ideas are evaluated based upon market research in the subject area, the type and demographics of the target consumer, and the existence and characteristics of competitive products. The Company then either develops or procures products that the Company expects will meet these criteria while complementing and supporting the Company's branding strategy. The Company believes that its development process has certain material advantages over other software companies, including consistent product quality, reliable delivery schedules and predictable cost estimates. The Company has also acquired products through the acquisition of other software companies or the acquisition or licensing of software products or technologies and will most likely continue to acquire products this way in the future.

The Company's Vice President of Product Development oversees the development of a product from conception through completion, and controls the scope, design, content and management of the project. The Company seeks to publish new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and upgrades to achieve a "better than" positioning relative to directly competitive products. Once a product is approved for development, a design specification is created that includes the product's features, estimated development time and cost, projected delivery date and projected selling price. Whenever possible, the software is designed to incorporate technology used in the Company's current products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including packaging and documentation, is designed to comply with a manufacturing specification that will meet the Company's margin requirements at the intended consumer price points.

The Vice President of Product Development executes the project with a development team that typically may include programmers, designers, artists and testers. The development team members are usually employees of the Company but may be independent contractors depending on the scheduling of and skills required for each project.

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

Developed products are tested for quality assurance before being released for production. Products are typically tested for functionality performance, compatibility with numerous popular PC brands and configurations, typical installation issues, functionality and ease-of-use. Marketing or development employees, under a manager's supervision, are responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce upgrades that keep abreast of consumer tastes and trends while satisfying the Company's business strategy.

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

OPERATIONS

The Company's accounting, purchasing, inventory control, scheduling, order processing and development activities are conducted at its headquarters location in Langhorne, Pennsylvania. The Company maintains a sales and distribution operation in St. Ives, England, which it obtained through its acquisition of its United Kingdom distributor, Software Partners Distribution Ltd., in August 1998. Most product shipments to the Company's customers are performed by independent contractors at their warehousing and production facilities working under the Company's direction. The Company's information management system handles order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, and mailing list management. Subject to credit terms and product availability, orders are typically shipped from the Company's facilities within one to two days after accepting a customer's order. Third party contractors replicate the Company's software and assemble the Company's jewel case and box products, along with any corrugated or in-line displays that are required by its customers. The Company has multiple sources for all components of its products, and has not experienced any material delays in production or assembly.

EMPLOYEES

As of June 30, 2000, the Company had 45 full-time equivalent employees, of which 11 were employed in software development, 19 in sales, marketing and customer support, and 15 in operations, finance and administration. In addition, the Company regularly utilizes approximately 20 independent contractors in connection with its product development activities. No employees are represented by labor unions, and the Company has never experienced a work stoppage.

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

Software developers and publishers are subject to infringement claims, and there has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. When claims or litigation, with or without merit, are brought against the Company, such claims can and have been costly and result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company can and has incurred substantial expenses in evaluating and defending against such claims, regardless of the merit of the claims (see Part I, Item 3, "Legal Proceedings"). In the event that there is a determination that the Company has infringed on a third party's intellectual property rights, the Company could incur significant monetary liability and be prevented from using these rights in the future.

FACTORS AFFECTING FUTURE PERFORMANCE

This report contains certain forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation: economic and competitive conditions in the software business affecting the demand for the Company's products; the Company's need for additional funds; the ability to hire and retain key management personnel to manage anticipated growth; the development, market acceptance and timing of new products; access to distribution channels; and the renewal of licenses for key software products. Those factors, the factors discussed below, and the factors identified on page 20 of Management's Discussion and Analysis should be considered by investors in the Company. All forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.

RISK FACTORS

The Company's business is subject to many risks and uncertainties, which may affect its future financial performance. Some of the important risks and uncertainties which may cause the Company's operating results to vary or which may materially and adversely affect the Company's operating results are as follows:

Maintaining Profitability. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal 1998 was the first year that the Company earned a profit. The Company has earned $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and
1998, respectively, and the accumulated deficit for the Company at June 30, 2000 was approximately $6,016,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities mainly through income from operations. The Company's operations today are still subject to all of the risks inherent in the development of a recently profitable business, particularly in a highly competitive industry, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues from the development, marketing and distribution of its current and future software products.

Risks Inherent in the Consumer Entertainment Software Business. The development of multimedia software products, which can combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and outside developers. Some of the factors that could affect the Company's future success include, but are not limited to, the ability of the Company to overcome problems and delays in product development, market acceptance of products, successful implementation of its sales, distribution and marketing strategy, and the outcome of the litigation discussed under Part II, Item 1, "Legal Proceedings." There can be no assurance the Company will be successful in maintaining and expanding a sustainable consumer entertainment software business.

Dependence On Distributors And Retailers. Many of the largest mass-market retailers have established exclusive buying relationships under which such retailers will buy consumer entertainment software only from certain distributors. In such instances, the Company will not be able to sell its products to such mass-market retailers if these distributors are unwilling to distribute the Company's products. Additionally, even if the distributors are willing to purchase the Company's products, the distributor is frequently able to dictate the price, timing and other terms on which the Company sells to such retailers, or the Company may be unable to sell to such retailers on terms that the Company deems acceptable. The inability of the Company to negotiate commercially viable distribution relationships with these and other distributors, or the loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could adversely affect the Company's business, operating results and financial condition.

Risk of Customer Business Failure. Distributors and retailers in the computer industry and in mass-market retail channels have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant retailer or distributor of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment.

The Company maintains allowances for uncollected receivables that it believes to be adequate, but the actual allowance maintained may not be sufficient in every circumstance. The failure to pay an outstanding receivable by a significant customer or distributor could have a material adverse effect on the Company's business, operating results and financial condition.

Product Returns. Although the Company has established allowances for product returns that it believes are adequate, there can be no assurance that actual returns will not exceed such allowances. The Company may also accept product returns in order to maintain its relationships with retailers and its access to distribution channels. As a result of the Company's termination of its exclusive distribution relationship with Infogrames, Inc. in April 1999, and its new non-exclusive distribution relationships with other distributors and its direct sales to retailers, the Company is now increasingly exposed to the risk of product returns from these retailers and distributors. Product returns that exceed the Company's allowances could have a material adverse effect on the Company's business, operating results and financial condition.

The Consumer Entertainment Software Market is Highly Competitive and Changes Rapidly. The market for consumer entertainment software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for the same amount of shelf space. Retailers have a limited amount of shelf space on which to display consumer entertainment software products. Therefore, there is intense competition among consumer entertainment software publishers for adequate levels of shelf space and promotional support from retailers. As the number of software titles continues to increase, the competition for shelf space continues to intensify, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company's products represent a relatively small percentage of any retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or promote the Company's products with adequate levels of shelf space and promotional support. Most of the Company's competitors have substantially greater sales, marketing, development and financial resources. Moreover, the Company's present or future competitors may be able to develop products, which are comparable or superior to those offered by the Company, offer lower priced products or adapt more quickly than the Company to new technologies or evolving customer requirements. The Company's competitors may also have more money to spend on marketing promotions and advertising efforts. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that the Company will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business operating results and financial condition.

Need for Additional Funds. The Company's future capital requirements will depend on many factors, but particularly on cash flow from sales of the Company's products and access to the Company's recently established $2,000,000 revolving credit facility with a commercial bank that expires on October 31, 2001. If the Company is not able to maintain cash flow from operations at a level sufficient to support continued growth of its business, the Company may require additional funds to sustain and expand its product development, marketing and sales activities. Adequate funds for these purposes may not be available or may be available only on terms that would result in significant dilution or otherwise be unfavorable to existing stockholders. If the Company is unable to secure additional funding, or if the Company is unable to obtain adequate funds from operations or other external sources when required, the Company's inability to do so would have a material adverse effect on the long-term viability of the Company.

Difficulty in Protecting the Company's Intellectual Property Rights. The Company either owns or has obtained licenses to the rights to copyrights on the products, manuals, advertising and other materials owned by it. The Company also either owns trademark rights or is in the process of applying for such rights in the Company's name and logo, and the names of the products owned or licensed by the Company. The Company's success depends in part on its ability to protect its proprietary rights to the trademarks, trade names and content used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights, as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results.

Substantial Expenses and Resources Can Be Used to Defend Infringement Claims; Effects of Settlements are Uncertain. The Company may from time to time be notified that it is infringing on the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third party developers will create new products and technology that may give rise to claims of infringement. In February, 2000, the Company was sued for trademark and copyright infringement by Hasbro Interactive, Inc. (the "Hasbro Action") (See Part I, Item 3, "Legal Proceedings"). Although this case has been settled, the Company incurred significant defense costs and utilized internal resources to defend this action prior to the settlement. Additionally, pursuant to the settlement of this case, the Company has agreed to discontinue selling certain of its software titles after September 30, 2000, which titles accounted for $2,100,000 and $2,000,000 in the Company's net sales for fiscal 2000 and 1999, respectively, or 15% and 20% of net sales for those same fiscal years. Although the Company is working with its retail and distribution customers to replace these titles with acceptable alternatives from the Company's existing and newly released product offerings, there can be no assurance that these replacement titles will generate similar sales for the Company. There can also be no assurance that other third parties will not initiate infringement actions against the Company in the future. Any future claims could result in substantial cost to and diversion of resources of the Company. If the Company is found to be infringing the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed, or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the commencement of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

Fluctuations in Quarterly Results; Uncertainty of Future Operating Results; Seasonality. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under the Company's control. Future operating results will depend upon many factors including: the size and rate of growth of the consumer entertainment software market; the demand for the Company's products, particularly value-priced, casual PC games; the level of product and price competition; the level of product returns; the length of the Company's sales cycle; seasonality of customer buying patterns; the timing of new product introductions and product enhancements by the Company and its competitors; the timing of orders from major customers; delays in shipment of products; access to distribution channels; product defects and other quality problems; product life cycles; levels of international sales; changes in foreign currency exchange rates; and the ability of the Company to develop and market new products and control costs. Products are usually shipped as orders are received so the Company operates with little or no backlog. Therefore, net revenues in any quarter are dependent on orders booked and shipped during that quarter.

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

Rapid Technological Change; Product Development. Frequent new product introductions and enhancements, rapid technological developments, evolving industry standards and swift changes in customer requirements characterize the market for the Company's products. The Company's continued success depends upon its ability to continue to quickly and efficiently develop and introduce new products and enhance existing products to incorporate technological advances and responses to customer requirements. If any of the Company's competitors introduce products more quickly than the Company, or if they introduce better products, the Company's business could be adversely affected. There is also no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products by competitors will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, liquidity and operating results.

Risks Related to Added Product Features and Increased Regulation of the Internet and Advertising. Due to the competitive environment in the consumer entertainment software industry, the Company has and will continue to seek to incorporate features into its products, such as an Internet browser interface and advertising technology, in order to differentiate its products to retailers, provide value-added features to consumers, and to potentially create new revenue streams based on advertising and promotional opportunities. There can be no assurance that such features will enhance the product's value, and in fact such features may detract from a product's value if they are not accepted in the marketplace or if new regulations governing the Internet and related technologies are enacted which impact these features.

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

International Sales. For fiscal 2000, international sales represented 21% of net sales as compared to 27% of net sales for fiscal 1999. The Company expects international sales to continue to comprise a significant percentage of the Company's sales. The Company's international business is subject to certain risks including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency
valuations;   and  the  possibility  of  difficulties  in  collecting   accounts
receivable.

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

Listing of Securities; Risk of Low Priced Stocks. The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol EGAM. A listed company may be de-listed if it fails to maintain minimum levels of Stockholders' equity, bid price, shares publicly held, number of Stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At June 30, 2000, the Company satisfied the minimum level of Stockholders' equity that is required to be listed ($2,000,000) and all other aspects of its listing agreement.

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

Potential for Further Trading Restrictions for Low-Priced Stock. If the Common Stock is de-listed from trading on the Nasdaq SmallCap Market, and the trading price of the Common Stock is less than $1.00 per share, or the Company has less than $2 million in net tangible assets, trading in the Common Stock would be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or an annual income exceeding $200,000 or $300,000 jointly with their spouses) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The requirements of Rule 15g-9, if applicable, may affect the ability of broker/dealers to sell the Company's securities and may also affect the ability of purchasers to sell their shares in the secondary market. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rule") also requires additional disclosure in connection with any trades involving a stock defined as penny stock (any non-Nasdaq equity security that has a market price or exercise price of less than $5.00 per share and less than $2 million in net tangible assets, subject to certain exceptions). Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the SEC explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure must also be made about commissions payable to both the broker/dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.   Properties

The Company leases 11,000 square feet of office, development and warehouse space in Langhorne, Pennsylvania, 150 square feet of office space in Coral Gables, Florida and 5,000 square feet of office and warehouse space in St. Ives, England. The Company believes that its current facilities will be adequate for the Company's anticipated needs through fiscal 2001. The Company leases its North American and United Kingdom operating facilities under three operating leases, expiring in September 2002, March 2001 and in March 2007, respectively. Rent expense for these facilities was $180,000 and $160,000 for the years ended June 30, 2000 and 1999, respectively. The Company anticipates that it may require additional space as its business grows but anticipates no difficulty in obtaining such space in the vicinity of its current facilities on terms substantially similar to those of the Company's other current leases.

Item 3.   Legal Proceedings

On February 9, 2000, Hasbro Interactive, Inc., Atari Interactive, Inc., and Zao Elorg d/b/a Elorg Corporation (collectively, the "Plaintiffs") filed suit in the United States District Court for the District of Massachusetts against the Company and Xtreme Games LLC, GT Interactive Software Corporation, MVP Software, Inc., Webfoot Technologies, Inc. and Varcon Systems, Inc. The suit alleged that certain of the Company's products infringed copyrights and trademarks owned by the Plaintiffs, and also alleged that the Company had engaged in unfair competition. The suit had sought to have the Company enjoined from manufacturing, marketing, distributing and selling the Company's allegedly infringing games and from using the allegedly infringing trademarks; to have the Company recall the allegedly infringing products and related materials from the distributors and retailers currently selling these products; to require the Company to pay the Plaintiffs the profits derived from the allegedly infringing products; and to pay Plaintiffs' legal fees and costs. The Company has recently entered into a settlement agreement with the Plaintiffs in which the Company incurred a non-recurring expense of $205,000 charged against the Company's fiscal 2000 fourth quarter, ended June 30, 2000. This $205,000 charge consisted of a $160,000 cash payment to the plaintiffs, a $15,000 fee to a third party consultant and $30,000 in an increased provision for inventory obsolescence. In total, including outside legal costs, during the year ended June 30, 2000, the Company incurred $390,568 in costs relating to this litigation, including the $205,000 charge noted above. These costs are reflected in the Statement of Operations for the year ended June 30, 2000, as follows: $30,000 in cost of sales and $360,568 in operating expenses, as detailed in note 18 of the Consolidated Financial Statements. The settlement does not require the recall of any eGames products and also does not admit to any infringement by the Company of the titles named in the suit. Also, under the terms of the settlement, eGames may continue to sell certain games alleged to infringe on Hasbro's copyrights through September 30, 2000, at which point these products will be discontinued. The settlement involves the following titles: Intergalactic Exterminator, 3D Astro Blaster, Missile Launch, Missile Launch 2000, TetriMania, TetriMania Master, 3D TetriMania, 3D Maze Man, 3D Chomper, 3D Frogman, 3D Ms. Maze and Tunnel Blaster. The titles that will be discontinued on September 30, 2000 generated net sales of $2,100,000 and $2,000,000 for fiscal 2000 and 1999, respectively, or 15% and 20% of net sales for those same fiscal years.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Market System ("Nasdaq") under the symbol EGAM. The following are the range of high and low bid prices for fiscal 2000 and 1999, as reported by Nasdaq:

                                                High          Low
                                                ----          ---
   Fiscal Year Ended June 30, 2000
   -------------------------------
        First Quarter                         $ 3.813       $ 1.969
        Second Quarter                        $ 4.125       $ 2.125
        Third Quarter                         $ 3.281       $ 1.875
        Fourth Quarter                        $ 2.125       $ 0.500
   Fiscal Year Ended June 30, 1999
   -------------------------------
        First Quarter                         $ 2.125       $ 0.938
        Second Quarter                        $ 1.935       $ 0.938
        Third Quarter                         $ 6.156       $ 1.625
        Fourth Quarter                        $ 4.500       $ 2.375

On September 21, 2000, the Company had approximately 111 shareholders of record. Shares held by all persons in street name are considered to be one shareholder of record. The Company has not paid any dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following discussion should be read together with the Company's Consolidated Financial Statements and Notes thereto beginning on page 24.

Year Ended June 30, 2000 Compared to the Year Ended June 30, 1999

Net Sales

Net  sales  for the year  ended  June 30,  2000  were  $13,640,000  compared  to
$10,022,000 for the year ended June 30, 1999, representing an increase of $3,618,000 or 36%. The $3,618,000 increase in net sales was primarily attributable to the Company's expansion of its distribution channels, primarily within the North American retail marketplace. Within this geographical area, the Company increased it distribution by expanding its direct sales to both traditional software retailers and non-traditional software retailers such as food and drug stores. This distribution strategy has allowed the Company to more widely distribute its software game titles to more retailers, either on a direct basis or through third party distributors. During fiscal 2000, the Company's net sales were comprised of sales into the following markets:

o North American Traditional  Retailers - $2,455,000;
o North American Food and Drug Retailers - $1,846,000;
o North American Distributors - $6,528,000; and
o International Markets - $2,811,000.

By comparison, during fiscal 1999, a large portion of the Company's net sales were through third party distributors, as shown below:

o North  American  Traditional  Retailers - $147,000;
o North American Food and Drug  Retailers - $339,000;
o North American  Distributors - $6,877,000; and
o International Markets - $2,659,000.

The transition in the Company's distribution strategy has resulted in the following increases in net sales during fiscal 2000 as compared to fiscal 1999:

o North American Traditional Retailers - $2,308,000 or 1,570%;
o North American Food and Drug Retailers - $1,507,000  or 445%; and
o International  Markets - $152,000 or 6%.

These increases were partially offset by a $349,000 or 5% decrease in net sales to North American Distributors, which was largely due to the Company's establishment of new direct relationships with retailers in the North American markets and the Company's transition away from its exclusive distribution relationship with Infogrames, Inc. (formerly GT Interactive), in April 1999. The Company's net sales to Infogrames, Inc. accounted for 18% and 65% of the Company's net sales for the years ended June 30, 2000 and 1999, respectively. The Company will continue to work to maintain a balanced distribution network that does not rely on any single distributor or retailer to a material extent.

The Company believes that the software titles that will no longer be sold after September 30, 2000 pursuant to the settlement agreement between the Company and Hasbro Interactive (as described in Part I, Item 3, "Legal Proceedings") , had reached maturity within their respective product life cycles and updates or replacements were anticipated for these products during the next twelve months. These products represented net sales of $2,100,000 and $2,000,000 for fiscal 2000 and 1999, respectively, or 15% and 20% of net sales for those same fiscal years. The Company is working with its retail and distribution customers to replace these titles with acceptable alternatives from the Company's existing and newly released product offerings.

The Company's international sales represented 21% and 27% of the Company's net sales for the 2000 and 1999 fiscal years, respectively. The Company anticipates that international sales will represent approximately the same percentage of net sales during fiscal 2001 as occurred in fiscal 2000. The Company's international sales for the year ended June 30, 2000 increased by $152,000 over sales for the prior year. Some of the reasons that this increase was not larger include: increased pricing pressures at retail and increased competition for retail shelf space from the Company's competitors in these foreign markets.

During fiscal 2000, the Company completed its transition from publishing shareware-based PC game software titles to publishing high quality full-release PC game software titles. Sales of shareware-based software titles amounted to only $106,000 of the Company's net sales for fiscal 2000 compared to $2,421,000 of the Company's net sales for fiscal 1999.

During fiscal 2000, the Company targeted non-traditional software retailers such as food and drug stores for opportunities to distribute the Company's products. As illustrated above, these efforts resulted in net sales of $1,846,000 into this retail channel in fiscal 2000, or an increase of $1,507,000. In fiscal 2001 the Company has targeted other non-traditional software retailers such as convenience stores, music stores and bookstores for the sale of the Company's products.

During fiscal 2000, the Company initiated several programs to increase the sale of its products over the Internet, including: the roll-out of an improved and expanded website; improvement of its electronic distribution capabilities by further developing and expanding its affiliation with Digital River, a leading distributor of digital software over the Internet; and incorporation of user-friendly on-line functionality into its products. Sales of the Company's products via the Internet for fiscal 2000 and 1999 were $177,000 and $51,000, respectively, or approximately 1% of the Company's net sales during both years.

Product returns experienced by the Company during the years ended June 30, 2000 and 1999 were $2,546,000 and $859,000, respectively, or 19% and 9% of the Company's net sales, respectively. This $1,687,000 increase in product returns was caused primarily by the change in the Company's distribution strategy, which involved expanding the number of distribution partners used to distribute the Company's products. All of these non-exclusive agreements between the Company and its distributors allow for product returns or markdowns. Additionally, as discussed above, the Company experienced a significant increase in net sales into the food and drug retail channel. All of these sales were "promotional" in nature, meaning that the products were sold in those retail stores for only six to eight weeks. As a result of this short selling period, the Company experienced higher than expected product returns when compared to product returns from traditional software retail stores where the Company's products typically have a longer period of time to sell through to consumers. During fiscal 2001, the Company will be working towards placing its products into longer-term, non-promotional product displays in the food and drug retail channels in order to reduce the Company's exposure to product returns in this channel.

Cost of Sales

Cost of sales for the year ended June 30, 2000 were $5,302,000 compared to $3,597,000 for the year ended June 30, 1999, representing an increase of $1,705,000 or 47%. This increase was caused primarily by the $1,090,000 increase in product costs, $535,000 increase in royalty expense and the $234,000 increase in freight expense, which were partially offset by a $154,000 decrease in the provision for inventory obsolescence. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for fiscal 2000 decreased to 61.1% of net sales from 64.1% of net sales for fiscal 1999. This 3.0% decrease was caused primarily by increases, as a percentage of net sales, in royalty, freight and reclamation expenses of 2.6%, 0.8% and 1.0%, respectively, which were partially offset by a 0.6% decrease in product cost, as a percentage of net sales, achieved from higher volume discounts associated with the 36% increase in net sales for Fiscal 2000. The increase in royalty expense was caused by the Company's transition away from shareware-based software titles to full-release software titles that earn, on average, a 10% royalty on net sales. The increase in freight expense was caused primarily by the Company's increased distribution requirements and greater reclamation expenses caused by the increase in product returns experienced from the food and drug retail channel.

Operating Expenses

Product development expenses for the year ended June 30, 2000 were $860,000 compared to $937,000 for the year ended June 30, 1999, a decrease of $77,000 or 8%. This decrease was caused primarily by a $260,000 decrease in third-party development costs, which was partially offset by a $185,000 increase in salary and related costs for full-time employees hired to focus on the Company's product development and quality assurance efforts.

Selling, general and administrative expenses for the year ended June 30, 2000 were $6,772,000 compared to $4,814,000 for the year ended June 30, 1999, an increase of $1,958,000 or 41%. This increase was caused primarily by a $1,189,000 increase in marketing promotional expenses associated with the 36% increase in net sales. These sales have increasingly been made directly to retailers, who frequently require the Company to pay various slotting fees and to participate in promotional programs. Additionally, increases in employment costs due to the establishment of an internal direct sales force and related support personnel were incurred to support the Company's growth during fiscal 2000.

Legal  settlement  costs  reflected  in the  operating  expense  section  of the
Statement of Operation for the year ended June 30, 2000 amounted to approximately $361,000 during fiscal 2000 in connection with certain trademark and copyright litigation, as described in Item 3, "Legal Proceedings." These costs included approximately $186,000 in legal fees incurred during the 2000 fiscal year to defend the litigation and costs associated with the settlement of the litigation, a cash payment to the plaintiffs of $160,000 and a $15,000 fee to a third party consultant.

Interest Expense, Net

Net interest expense for the year ended June 30, 2000 was $12,000 compared to $32,000 for the year ended June 30, 1999, a decrease of $20,000 or 63%. The decrease was primarily due to the reduction of long-term debt and capital lease obligations due to normal monthly principal payments made during the year ended June 30, 2000, and the increase in interest income earned from the Company's higher cash balances during fiscal 2000.

Provision for Income Taxes

Provision for income taxes for the year ended June 30, 2000 was $81,000 compared to $180,000 for the year ended June 30, 1999, a decrease of $99,000 or 55%. The decrease in the provision for income taxes was primarily due to the $309,000 decrease in the Company's income before income taxes for fiscal 2000 along with the utilization of certain net operating loss carry-forwards that were available to offset some of the Company's state and federal taxable income.

Net Income

As a result of the factors discussed above, net income decreased to $253,000 for the year ended June 30, 2000 from $463,000 for the year ended June 30, 1999, a decrease of $210,000 or 45%.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 157,572 during the year ended June 30, 2000 to 9,997,013 from 9,839,441 for the year ended June 30, 1999. During the year ended June 30, 2000, 12,300 shares of Common Stock were issued in connection with a consulting agreement for services rendered during the current year. The $30,000 fair value of these shares was expensed as incurred. Additionally, 136,235 shares of Common Stock were issued during fiscal 2000 in connection with the exercise of Common Stock options and warrants.

Liquidity and Capital Resources

As of June 30, 2000, the Company's cash and working capital balances were $1,139,000 and $3,191,000, respectively, and the Company's total stockholders' equity balance at June 30, 2000 was $3,697,000.

Cash used in operating activities was approximately $36,000 for the year ended June 30, 2000 versus $866,000 in cash provided by operating activities for the year ended June 30, 1999. This $36,000 in net cash used in operating activities resulted primarily from increases in inventory, accounts receivable and prepaid expenses, which were partially offset by increases in accounts payable and accrued expenses. Additionally, the Company's net income for the year ended June 30, 2000 was $253,000, inclusive of depreciation, amortization and other non-cash expenses of $484,000.

Net cash used in investing activities for the years ended June 30, 2000 and 1999 were $215,000 and $313,000, respectively. This $215,000 in net cash used in investing activities reflects purchases of $200,000 in furniture and equipment and $17,000 in software rights, which were partially offset by $2,000 in net proceeds from the disposal of certain furniture and equipment.

Net cash provided by financing activities was $79,000 for the year ended June 30, 2000 compared to net cash used in financing activities of $193,000 for the year ended June 30, 1999. This $79,000 in net cash provided by financing activities reflects net proceeds from the exercise of Common Stock warrants and options totaling approximately $229,000, which was partially offset by repayments of $126,000 in notes payable and $24,000 in capital leases.

On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in the Nasdaq SmallCap Market. The Company did not purchase any shares under this stock repurchase program during the year ended June 30, 2000. As of June 30, 2000, the Company had purchased 231,900 shares of its Common Stock at an approximate cost of $501,000, pursuant to its stock repurchase program.

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility ("new credit facility") with a commercial bank, which expires on October 31, 2001. This new credit facility replaced the $1,500,000 revolving credit facility ("prior credit facility") that it previously had with another commercial bank. The Company was not in compliance with certain covenants of the prior credit facility at June 30, 2000. Amounts outstanding under this new credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The new credit facility is collateralized by substantially all of the Company's assets and requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this new credit facility has a minimum effective net worth covenant starting at $3.1 million at June 30, 2000 and increasing by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. As of June 30, 2000, the Company was in compliance with each of those covenants. This new credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of September 26, 2000, the Company had $400,000 outstanding under this credit facility.

The Company's United Kingdom operation has a $225,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of September 26, 2000, the Company did not have any outstanding balance under this credit facility, which expires on September 30, 2001.

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of the Company's products, the development and sell-through of the Company's products, the costs of developing, producing and marketing such products, and various other factors, some of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes cash and working capital balances, in addition to the Company's revolving credit facilities mentioned above, will be sufficient to fund the Company's operations for the next twelve months. However, there can be no assurances that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

The Company believes that the legal settlement described in Item 3, "Legal Proceedings", will not have a material impact on the Company's cash flow or financial condition for the year ending June 30, 2001.

At June 30, 2000, the Company continued to satisfy the minimum level of stockholders' equity required and all other aspects of its listing agreement for the Nasdaq SmallCap Market. At June 30, 2000, the Company had $3,402,000 in net tangible assets.

Year 2000

The Company experienced no significant Year 2000 compliance issues and Year 2000 issues did not have a material effect on the Company's business, operations or financial condition.

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Forward-Looking Statements

This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: the Company's ability to maintain a balanced distribution network that does not rely on any single distributor or retailer to a material extent; the Company's ability during fiscal 2001 to place its products into longer-term, non-promotional product displays with the non-traditional software retailers and the possibility of such placement resulting in reduced product returns in these channels; the placement of the Company's products in food and drug retail stores in longer-term display units during the back to school and upcoming holiday selling seasons; the sale of sampler packs of the Company's game titles to increase the number of PC game players; the Company's ability to create products that will increase revenues; the growth of the consumer entertainment software market; the Company's ability during fiscal 2001 to sell its products into other non-traditional software retailers such convenience stores, music stores and bookstores for the sale of the Company's products; and the sufficiency of the Company's cash and working capital balances, in addition to the Company's revolving credit facilities, to fund the Company's operations for the next twelve months. All forward-looking statements are based on current expectations regarding significant risk factors, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in this report will be achieved.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the Company's ability to sell its products to a number of distributors and retailers in quantities and on terms that are commercially acceptable; the Company's ability to continue to enter into additional distribution and direct sales relationships on commercially acceptable terms; the market acceptance and successful sell-through results for the Company's products at retail stores and the ability of the Company to accurately estimate sell-through volume when an order is shipped; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the Company's ability to successfully implement its Store-in-a-Store program on commercially acceptable terms; Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; increased selling, general and administrative costs, including increased legal expenses; the Company's ability to penetrate additional non-traditional retail channels such as convenience stores, music stores and bookstores for the sale of its products; the allocation of adequate shelf space for the Company's products in retail stores; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; the amount of returns of the Company's products from distributors and retailers and the Company's ability to establish adequate reserves for product returns; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. The Company does not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of the Company.

Item 7.   Financial Statements

                                  eGames, Inc.
                   Index to Consolidated Financial Statements



                                                                            Page
                                                                            ----

 Independent Auditors' Report...........................................     23

 Consolidated Balance Sheet June 30, 2000...............................     24

 Consolidated Statements of Operations for the years
 ended June 30, 2000 and 1999...........................................     25

 Consolidated Statements of Stockholders' Equity for the years
 ended June 30, 2000 and 1999...........................................     26

 Consolidated Statements of Cash Flows for the years
 ended June 30, 2000 and 1999...........................................     27

 Notes to Consolidated Financial Statements.............................     29

                          Independent Auditors' Report


The Board of Directors and Stockholders
eGames, Inc.:

We have audited the accompanying consolidated balance sheet of eGames, Inc. and subsidiary as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGames, Inc. and subsidiary as of June 30, 2000 and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Philadelphia, Pennsylvania
July 25, 2000,  except  for  notes 8 and 18,  which are as of August 9, 2000 and
    September 8, 2000, respectively
                                  eGames, Inc.

                           Consolidated Balance Sheet


                                                                       As of
                                                                      June 30,
ASSETS                                                                  2000
------                                                                  ----
Current assets:
   Cash and cash equivalents                                        $ 1,139,178
   Accounts receivable, net of allowances - $1,329,098                2,742,414
   Inventory                                                          2,145,142
   Prepaid income taxes and other expenses                              263,595
                                                                    -----------
          Total current assets                                        6,290,329

Furniture and equipment, net                                            336,135
Intangibles and other assets, net                                       295,043
                                                                    -----------
          Total assets                                              $ 6,921,507
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable                                                    $    59,487
   Accounts payable                                                   2,073,076
   Accrued expenses                                                     798,189
   Convertible subordinated debt                                        150,000
   Capital lease obligations                                             18,971
                                                                    -----------
          Total current liabilities                                   3,099,723

Capital lease obligations, net of current portion                           984
Notes payable, net of current portion                                   124,220
                                                                    -----------
          Total liabilities                                           3,224,927

Commitments and contingencies - Notes 6, 7, 8 and 13

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          9,981,875 issued and 9,749,975 outstanding)                 9,134,234
   Additional paid-in capital                                         1,148,550
   Accumulated deficit                                               (6,015,588)
   Treasury stock, at cost - 231,900 shares                            (501,417)
   Accumulated other comprehensive loss                                 (69,199)
                                                                    -----------
          Total stockholders' equity                                  3,696,580
                                                                    -----------
          Total liabilities and stockholders' equity                $ 6,921,507
                                                                    ===========





          See accompanying notes to consolidated financial statements.


                                  eGames, Inc.
                      Consolidated Statements of Operations
                       Years ended June 30, 2000 and 1999

                                                         2000            1999
                                                         ----            ----
Net sales                                            $13,640,160     $10,022,305

Cost of sales                                          5,301,828       3,596,982
                                                     -----------     -----------

Gross profit                                           8,338,332       6,425,323

Operating expenses:
    Product development                                  860,330         936,938
    Selling, general and administrative                6,772,136       4,814,345
    Legal settlement and related costs                   360,568           - 0 -
                                                     -----------     -----------

        Total operating expenses                       7,993,034       5,751,283
                                                     -----------     -----------

Operating income                                         345,298         674,040

Interest expense, net                                     11,967          31,761
                                                     -----------     -----------

Income before income taxes                               333,331         642,279

Provision for income taxes                                80,750         179,724
                                                     -----------     -----------

Net income                                           $   252,581     $   462,555
                                                     ===========     ===========



Net income per common share:
            - Basic                                  $      0.03     $      0.05
                                                     ===========     ===========
            - Diluted                                $      0.03     $      0.05
                                                     ===========     ===========

Weighted average common shares
        outstanding - Basic                            9,706,813       9,494,988

Dilutive effect of common stock equivalents              290,200         344,453
                                                     -----------     -----------
Weighted average common shares
        outstanding - Diluted                          9,997,013       9,839,441
                                                     ===========     ===========



          See accompanying notes to consolidated financial statements.


                                  eGames, Inc.
                 Consolidated Statements of Stockholders' Equity
                       Years ended June 30, 2000 and 1999



                                             Common Stock            Additional                      Treasury Stock
                                        ------------------------      Paid-in      Accumulated    ----------------------
                                         Shares        Amount         Capital        Deficit       Shares        Amount
                                        ---------   ------------    ------------   ------------   ---------   ----------
Balance as of June 30, 1998             9,371,200   $  8,176,826    $  1,148,550    ($6,730,724)      - 0 -   $   - 0 -

Net income                                                                              462,555

Shares issued in connection with
   exercise of warrants and options       312,140        485,063

Purchase of treasury stock                                                                          231,900     (501,417)

Foreign currency translation
   adjustment

Shares issued in connection with
   acquisition                            150,000        213,000
                                        ---------   ------------    ------------   ------------   ---------   ----------
Balance as of June 30, 1999             9,833,340   $  8,874,889    $  1,148,550   ($ 6,268,169)    231,900   ($ 501,417)
                                        =========   ============    ============   ============   =========   ==========


Net income                                                                              252,581

Shares issued in connection with
   exercise of warrants and options       136,235        229,345

Shares issued in connection with a
   consulting agreement                    12,300         30,000

Foreign currency translation
   adjustment
                                        ---------   ------------    ------------   ------------   ---------   ----------
Balance as of June 30, 2000             9,981,875   $  9,134,234    $  1,148,550   ( $6,015,588)    231,900   ($ 501,417)
                                        =========   ============    ============   ============   =========   ==========


                                         Accumulated
                                            Other
                                        Comprehensive   Stockholders'
                                            Loss           Equity
                                        -------------   -------------
Balance as of June 30, 1998             $       - 0 -     $ 2,594,652

Net income                                                    462,555

Shares issued in connection with
   exercise of warrants and options                           485,063

Purchase of treasury stock                                   (501,417)

Foreign currency translation
   adjustment                                 (29,915)        (29,915)

Shares issued in connection with
   acquisition                                                213,000
                                        -------------   -------------
Balance as of June 30, 1999             ($     29,915)  $   3,223,938
                                        =============   =============


Net income                                                    252,581

Shares issued in connection with
   exercise of warrants and options                           229,345

Shares issued in connection with a
   consulting agreement                                        30,000

Foreign currency translation
   adjustment                                 (39,284)        (39,284)
                                        -------------   -------------
Balance as of June 30, 2000             ($     69,199)  $   3,696,580
                                        =============   =============



          See accompanying notes to consolidated financial statements.


                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 2000 and 1999


                                                                          2000           1999
                                                                          ----           ----
Cash flows from operating activities:
    Net income                                                        $   252,581    $   462,555
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
    Depreciation, amortization and other non-cash items                   483,991        413,605
    Changes in items affecting operations:

             Restricted cash                                               17,560         (1,029)
             Accounts receivable                                         (823,859)       173,007
             Prepaid expenses                                            (156,839)           891
             Inventory                                                   (997,145)      (206,127)
             Accounts payable                                           1,037,896        (95,956)
             Gain on disposal of furniture and equipment                     (769)         - 0 -
             Accrued expenses                                             151,061        118,749
                                                                      -----------    -----------
Net cash (used in) provided by operating activities                       (35,523)       865,695

Cash flows from investing activities:
    Purchase of furniture and equipment                                  (199,726)      (192,685)
    Proceeds from disposal of furniture and equipment                       2,006          - 0 -
    Acquisition, net of cash acquired                                       - 0 -        (12,929)
    Purchase of software rights and other assets                          (17,395)      (107,498)
                                                                          -------    -----------
Net cash used in investing activities                                    (215,115)      (313,112)

Cash flows from financing activities:
    Purchase of treasury stock                                              - 0 -       (501,417)
    Repayments of notes payable                                          (126,460)      (123,851)
    Proceeds from exercise of warrants and stock options                  229,345        485,063
    Repayments of capital lease obligations                               (24,224)       (52,674)
                                                                      -----------    -----------
Net cash provided by (used in) financing activities                        78,661       (192,879)

Effect of exchange rate changes on cash and cash equivalents               (2,698)           501
                                                                      -----------    -----------

Net (decrease) increase in cash and cash equivalents                     (174,675)       360,205

Cash and cash equivalents:
     Beginning of period                                                1,313,853        953,648
                                                                      -----------    -----------
     End of period                                                    $ 1,139,178    $ 1,313,853
                                                                      ===========    ===========






          See accompanying notes to consolidated financial statements.


                                  eGames, Inc.
                Consolidated Statements of Cash Flows, continued
                       Years ended June 30, 2000 and 1999

                                                                        2000        1999
                                                                        ----        ----
Supplemental cash flow information:

Cash paid for interest                                                $ 40,516    $ 58,409
                                                                      ========    ========

Cash paid for income taxes                                            $236,000    $128,051
                                                                      ========    ========


Non-cash investing and financing activities:

     Capital lease additions                                          $  - 0 -    $ 26,147
                                                                      ========    ========

     150,000 shares of Common Stock issued in connection with
       an acquisition                                                    - 0 -    $213,000
                                                                      ========    ========

     12,300 shares of Common Stock issued in connection with
       a consulting arrangement                                       $ 30,000    $  - 0 -
                                                                      ========    ========












          See accompanying notes to consolidated financial statements.


                                  eGames, Inc.
                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. (the "Company"), a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and sells a diversified line of personal computer software primarily for consumer entertainment. The Company's product line enables it to serve customers who are seeking a broad range of high-quality, value-priced software, primarily distributed on CD-ROM media. The Company's sales are made through various national distributors on a non-exclusive basis in addition to direct relationships with national and regional retailers.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, accounts receivable, and accounts payable at June 30, 2000 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. The Company's debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory, consisting primarily of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

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

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary operation are translated into US dollars at the exchange rate in effect as of the balance sheet date. Revenues and expenses are translated into US dollars at average exchange rates in effect during the reporting period. The resultant translation adjustment is reflected as "Accumulated other comprehensive income (loss)", as a separate component of stockholders' equity of the Consolidated Balance Sheet.

Long-Lived Assets

In accordance with Statement of Financial Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets, including intangible assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Intangible Assets

The Company has intangible assets resulting primarily from $308,000 in goodwill associated with the eGames Europe, Ltd. acquisition on August 14, 1998 and the purchase of software rights. Accumulated amortization at June 30, 2000 was $745,000. The Company amortizes its goodwill using the straight-line method over five years and other intangible assets using the straight-line method over three years. The Company recorded amortization expense of $210,000 and $249,000 for the years ended June 30, 2000 and 1999, respectively.

Revenue Recognition

Product Sales:
--------------
Revenue from the sale of products is recognized when the product has been shipped. Customers generally have the right of return on products purchased from the Company. The Company recognizes product sales to its customers, in accordance with the criteria of FASB No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay the Company, title of the product transfers to the buyer, the buyer has economic substance apart from the Company, the Company does not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale. While the Company has no other obligations to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

Allowance For Product Returns:
------------------------------
The Company distributes the majority of its products through several third-party distributors and directly to national and regional retailers. The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, all of which allow for product returns. The Company records an allowance for returns as a reduction of gross sales at the time of product shipment. This allowance, which is included in accounts receivable, is estimated based primarily upon historical experience, analysis of distributor and retailer inventories of the Company's products and analysis of retail sell-through of the Company's products. Actual product returns experienced by the Company during the years ended June 30, 2000 and 1999 were $2,546,000 and $859,000, respectively, or nineteen and nine percent of the Company's net sales, respectively.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No.
86. To date, amounts qualifying for capitalization, net of valuation allowances, have not been material.

Marketing Promotional Costs

Marketing promotional costs are charged to expense as incurred and were approximately $1,659,000 and $534,000 for the years ended June 30, 2000 and 1999, respectively.

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

Accounting for Stock-based Compensation

Stock-based compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For disclosure purposes, pro forma net income (loss) and income (loss) per share data are provided in accordance with SFAS 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

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

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

2.  Inventory

Inventory consists of the following:

     Finished goods                                   $ 1,718,122
     Raw materials                                        550,193
                                                      -----------
                                                        2,268,315

     Provision for obsolescence                          (123,173)
                                                      -----------
     Inventory, net                                   $ 2,145,142
                                                      ===========

3.  Furniture and Equipment

Furniture and equipment consists of the following:

     Equipment                                        $   561,395
     Furniture                                            413,849
     Equipment under capital leases                       154,332
                                                      -----------
                                                        1,129,576
     Accumulated depreciation                            (793,441)
                                                      -----------
     Furniture and equipment, net                      $ 336,135

4.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued marketing promotions                     $ 256,342
     Accrued settlement costs                           175,000
     Accrued payroll                                    128,281
     Other accrued expenses                             238,566
                                                      ---------
     Accrued expenses                                 $ 798,189
                                                      =========

5.  Notes Payable

Notes payable consists of the following:

     Note payable, bearing interest of 11%.  Matures on June 2, 2002,
     principal and interest of $418 payable monthly.                   $   8,884


     Note payable to bank, bearing interest at the prime rate plus
     2.75%(11.75% at June 30, 2000).  Matures on March 24, 2003,
     principal and interest of $6,120 payable monthly.  The note is guaranteed by a former officer of the Company and the Small
     Business Administration.                                            174,823
                                                                       ---------

     Notes payable                                                     $ 183,707
                                                                       =========

     Less current portion                                                 59,487
                                                                       ---------

     Long term portion                                                 $ 124,220
                                                                       =========

6.  Lease Obligations

The Company leases its North American and United Kingdom operating facilities under three operating leases, expiring in September 2002, March 2001 and March 2007, respectively. The Company has financed the purchase of office equipment and vehicles through various operating and capital lease agreements. Rent expense incurred under the Company's operating leases was $244,000 and $204,000 for the years ended June 30, 2000 and 1999, respectively. The capital lease obligations are collaterallized by the leased assets, which had a net book value of approximately $26,000 and $63,000 at June 30, 2000 and 1999, respectively.

Future payments of leases are as follows:

                                 Operating     Capital
                                   Leases       Leases         Total
                                 ---------     --------      ---------
     2001                        $ 247,860     $ 22,421      $ 270,281
     2002                          237,919          992        238,911
     2003                           91,168        - 0 -         91,168
     2004                           55,521        - 0 -         55,521
     2005                           52,704        - 0 -         52,704
     2006 and thereafter            91,560        - 0 -         91,560
                                 ---------     --------      ---------
                                 $ 776,732     $ 23,413      $ 800,145
                                 =========     --------      =========
     Less interest                               (3,458)
                                               --------
     Present value of future lease payments      19,955
     Less current portion                       (18,971)
                                               --------
     Long term portion                         $    984
                                               ========

7.  Convertible Subordinated Debt

In connection with a merger in April 1996, the Company assumed $150,000 of 10% convertible subordinated debt, maturing in November 2000. The note is convertible at any time into 46,685 shares of Common Stock at a price of $3.213 per share (the conversion price established at the time of the merger). Interest is payable quarterly. The convertible debt is subordinated to the note payable ($174,823 at June 30, 2000) guaranteed by the Small Business Administration.

8.  Revolving Credit Facilities

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility ("new credit facility") with a commercial bank, which expires on October 31, 2001. This new credit facility replaced the $1,500,000 revolving credit facility ("prior credit facility") that it previously had with another commercial bank. The Company was not in compliance with certain covenants of the prior credit facility at June 30, 2000. Amounts outstanding under this new credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The new credit facility is collateralized by substantially all of the Company's assets. The new credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this new credit facility has a minimum effective net worth covenant starting at $3.1 million at June 30, 2000 and increasing by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. As of June 30, 2000, the Company was in compliance with each of those covenants. This credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of September 26, 2000, the Company had $400,000 outstanding under this credit facility.

The Company's United Kingdom operation has a $225,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of September 26, 2000, the Company did not have any outstanding balance under this credit facility, which expires on September 30, 2001.

9.  Acquisition

On August 14, 1998, the Company acquired all of the outstanding shares of Software Partners Publishing and Distribution Ltd. ("Software Partners") in exchange for 150,000 shares of the Company's Common Stock, valued at approximately $213,000, which was the estimated fair value of the Company's Common Stock on the acquisition date. This acquisition was accounted as a purchase and the corresponding goodwill in the approximate amount of $308,000 is being amortized over five years. On March 31, 1999, Software Partners changed its name to eGames Europe Ltd. ("eGames Europe").

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



                    Unaudited Pro-Forma Financial Information

                                                                 Year Ended
                                                                  June 30,
                                                                    1999
                                                                ------------
Net sales                                                       $ 10,080,000
Net income                                                      $    354,000
Net income per diluted share                                    $       0.04

10. Income Taxes

The provision for income taxes is comprised of the following components for the years ended June 30, 2000 and 1999:



                                                     2000           1999
                                                     ----           ----
Current
    Federal                                        $ 62,696     $   60,800
    State                                             7,859         85,151
    Foreign                                          10,195         33,773
                                                   --------     ----------
                                                     80,750        179,724

Deferred
    Federal                                        (273,085)    (1,623,400)
    State                                             6,486        (97,299)
                                                   --------     ----------
                                                   (266,599)    (1,720,699)

Valuation allowance                                 266,599      1,720,699
                                                   --------     ----------

Provision for income taxes                         $ 80,750     $  179,724
                                                   ========     ==========



The reconciliation between the statutory federal income tax rate and the Company's effective rate for income tax expense for the years ended June 30, 2000 and 1999 is as follows:

                                                                  2000     1999
                                                                  ----     ----
Statutory federal income tax rate                                  34%      34%
Increase (decrease) in taxes resulting from:
  Non-deductible goodwill amortization and other permanent items    8        3
  Foreign taxes                                                     2       (7)
  Utilization of net operating loss carry-forwards and other      (20)      (2)
                                                                  ----     ----
Effective rate for income tax expense                              24%      28%
                                                                  ====     ====



The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 is as follows:

                                                            2000        1999
                                                            ----        ----
     Deferred tax assets:
       Accrued expenses and other                       $   70,235   $  112,707
       Reserves for accounts receivable and inventory      308,340      204,442
       Depreciation                                         10,714        6,821
       Tax credits                                           9,152       10,003
       Net operating losses                              1,055,659    1,386,726
                                                        ----------   ----------
           Gross deferred tax assets                     1,454,100    1,720,699
       Less: Valuation allowance                        (1,454,100)  (1,720,699)
                                                        ----------   ----------
       Net deferred tax assets                               - 0 -        - 0 -

     Deferred tax liabilities:                               - 0 -        - 0 -
                                                        ----------   ----------

         Net deferred tax assets (liabilities)          $    - 0 -   $    - 0 -
                                                        ==========   ==========

The deferred tax asset is offset by a full valuation allowance as of June 30, 2000, as management currently believes that the deferred tax asset may not be realized. The valuation allowance for net deferred tax assets decreased by approximately $267,000 during fiscal 2000. The reduction was a result of net changes in temporary differences and the reversal of valuation allowance based on existing taxable income for fiscal 2000.

As of June 30, 2000, the Company had approximately $3,100,000 of net operating loss carry-forwards ("NOL's") for federal income tax purposes (expiring in years 2011 through 2012), available to offset future federal taxable income. The Company also has alternative minimum tax credit carry-forwards of approximately $9,000 to reduce Federal income taxes, which have no expiration date.

Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior year equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $1,314,000. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts, which approximated $624,000 at June 30, 2000, are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carry-forward period.

11. Common Stock

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

The Rights may be redeemed by the Company at $0.01 per Right prior to the time any person or group has acquired 15% or more of the Company's shares or voting power. After any person or group has acquired 15% or more of the Company's shares or voting power, the Rights may be redeemed only with the approval of a majority of the Continuing Directors. "Continuing Director" means any member of the Board of Directors who was a member of the Board on June 1, 1999 or any person who is subsequently elected to the Board if such person is recommended or approved by a majority of the Continuing Directors.

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

12. Stock Options and Warrants

Stock Option Plans:

On August 31, 1994 the Company adopted its 1994 Stock Option Plan (the "1994 Plan") under which options to purchase an aggregate of 132,000 shares of the Company's Common Stock were granted to officers, directors or employees at an exercise price of $2.00 and with an expiration date of August 31, 1999. As of August 31, 1999, 99,000 of the options under the 1994 Plan had been exercised, at which time the remaining 33,000 options under the 1994 Plan expired. The 1994 Plan has been terminated and no additional options will be granted thereunder.

During 1995, the Company adopted, amended and restated its 1995 Amended and Restated Stock Option Plan (the "1995 Plan"). At the Company's 1997 Annual Meeting of Stockholders, the shareholders of the Company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of Common Stock approved during the 1996 Annual Meeting of Stockholders to a total of 1,950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors; and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of Common Stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of the Company. Each non-employee director will receive options for 10,000 shares of Common Stock upon appointment or election to the board and, in addition, each director receives options for 5,000 shares of Common Stock on the first trading day in January of each year that the Company's Common Stock is available for sale on the Nasdaq SmallCap stock market system. On December 14, 1998, the Company granted options for 25,000 shares of Common Stock to each non-employee director in lieu of the automatic annual option grants for 5,000 shares to each non-employee director pursuant to the 1995 Plan, which would have been issued in January 1999.

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

Information regarding the stock option plans is as follows:


                                          Number of      Weighted Average
                                           Options        Exercise Price
                                          ---------       --------------
     Balances, June 30, 1998              1,226,151          $ 2.08
       Granted                              549,400            2.00
       Canceled                             (63,819)           1.95
       Exercised                            (41,832)           1.99
                                          ---------          ------
     Balances, June 30, 1999              1,669,900          $ 2.06
                                          =========          ======
       Granted                              468,000            2.80
       Canceled                            (130,900)           1.97
       Exercised                           (115,000)           1.84
                                          ---------          ------
     Balances, June 30, 2000              1,892,000          $ 2.27
                                          =========          ======


At June 30, 2000, 1,074,382 options outstanding under its various Plans were vested and 50,168 options were available for issuance under these plans. The following summarizes information about the Company's stock options outstanding at June 30, 2000:

                                       Options Outstanding                         Options Exercisable
                           ----------------------------------------------       -------------------------

                                              Weighted Avg.      Weighted                        Weighted
                               Number           Remaining          Avg.             Number         Avg.
 Range of Exercise         Outstanding at    Contractual Life    Exercise       Exercisable at   Exercise
        Prices              June 30, 2000       (in years)         Price        June 30, 2000      Price
   ---------------          -------------       ----------         -----        -------------     ------
   $1.063 - $2.000            1,067,500            2.34           $1.783             781,432      $1.856
   $2.130 - $4.094              824,500            3.89           $2.892             292,950      $2.744
   ---------------            ---------            ----           ------           ---------      ------
   $1.063 - $4.094            1,892,000            3.01           $2.266           1,074,382      $2.098
                              =========                                            =========

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation costs for the Company's Plans been determined under Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been negatively impacted by the pro forma amounts indicated below:

                                                          Years ended June 30,

                                                          2000            1999
                                                          ----            ----

Net income (loss)                        As reported    $  252,581    $ 462,555
                                         Pro forma     ($  576,082)  ($ 280,761)

Net income (loss) per share - basic      As reported      $ 0.03        $ 0.05
                                         Pro forma       ($ 0.06)      ($ 0.03)

Net income (loss) per share - diluted    As reported      $ 0.03        $ 0.05
                                         Pro forma       ($ 0.06)      ($ 0.03)

The per share weighted-average fair values of stock options granted during the years ended June 30, 2000 and 1999 were $2.03 and $1.47, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                Years ended June 30,

                                              2000                1999
                                              ----                ----
     Dividend Yield                               0%                0%
     Volatility Factor                       119.52%           119.85%
     Risk-Free Interest Rate           5.86% - 6.54%     4.41% - 5.35%
     Average Expected Option Life         3.00 Years        3.19 Years

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

During the year ended June 30, 2000, the Company received $211,550 in net proceeds from the exercise of 115,000 stock options with exercise prices ranging from $1.50 to $2.00. During the year ended June 30, 2000, the Company granted 468,000 options with exercise prices ranging from $1.06 to $3.56.

Common Stock Warrants:

In April 1995, the Company received $100,000 in connection with the private sale of a warrant to acquire 220,662 shares of the Company's Common Stock at any time on or before April 27, 2002 at an exercise price of $0.45 per share. The warrant holder was also granted certain registration rights for the Common Stock issuable upon exercise of the warrants, which shares have been registered by the Company. No value was assigned to these warrants. On October 18, 1995, in connection with the Company's initial public offering of Common Stock, the underwriter was granted 155,000 warrants. These warrants are exercisable at anytime on or before October 13, 2002 at an exercise price of $3.60 per share. Registration rights were granted for the Common Stock issuable upon exercise of the underwriter's warrants, and such Common Stock shares have been registered by the Company. In addition, 425,000 warrants were issued to the former owners of Applied Optical Media Corporation. These warrants are exercisable anytime before October 16, 2002 at an exercise price of $0.50.

Information regarding the warrants is as follows:


                                                 Number of          Exercise
                                                 Warrants            Price
                                                 --------            -----
     Balances, June 30, 1998                      838,787        $0.50 - $6.00
       Warrants granted                             - 0 -                - 0 -
       Warrants canceled                            - 0 -                - 0 -
       Warrants exercised                        (270,308)        0.50 -  2.81
                                                 --------        -------------
     Balances, June 30, 1999                      568,479        $0.50 - $6.00
                                                 ========        =============
       Warrants granted                             - 0 -                - 0 -
       Warrants canceled                          (15,000)                3.60
       Warrants exercised                         (22,185)        0.50 -  2.81
                                                 --------        -------------
      Balances, June 30, 2000                     531,294        $0.50 - $6.00
                                                 ========        =============

During the year ended June 30, 1999, the Company received net proceeds of $402,000 from the exercise of 270,308 warrants with exercise prices ranging from $0.50 to $2.81.

During the year ended June 30, 2000, the Company received net proceeds of $17,795 from the exercise of 22,185 warrants with exercise prices ranging from $0.50 to $2.81. Included in the 22,185 of exercised warrants were 6,000 warrants that were exercised by a warrant holder using the "net issuance" method. That warrant holder received 5,050 shares of the Company's Common Stock after using 950 shares at $3.158, that day's current market price, in exchange for the $3,000 in proceeds that would have been due upon the warrants exercise if the cash method had been used.

13. Commitments and Contingencies

Under various licensing agreements, the Company is required to pay royalties on the sales of certain products that incorporate licensed content. Royalty expense under such agreements, which is recorded in cost of sales, was approximately $1,042,000 and $507,000 for the years ended June 30, 2000 and 1999, respectively.

The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes 50% of each dollar contributed by a participant. The Company's matching contributions to the plan were $100,000 and $76,000 during the years ended June 30, 2000 and 1999, respectively. The Company's matching contributions vest in fifty percent increments over a two-year period.

14.  Related Party Transactions

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

15. Major Customers and Export Sales

During the year ended June 30, 2000, the Company had two major customers, which accounted for approximately 18% and 10% of net sales, respectively, compared to the year ended June 30, 1999, when the Company had one major customer, which accounted for approximately 65% of net sales. During April 1999, the Company transitioned its previously exclusive distribution agreement with GT Value Products Corporation ("GT Value Products"), (a division of Infogrames, Inc.) covering distribution of the Company's products to retailers in North America, to a non-exclusive distribution relationship. Infogrames, Inc. (formerly GT Interactive, Inc.) is currently one of the largest distributors of consumer entertainment software to mass merchants worldwide. During the years ended June 30, 2000 and 1999, Inforgrames, Inc. accounted for approximately 18% and 65%, respectively, of the Company's net sales. The amount of export sales included in net sales was approximately $2,811,000 and $2,659,000 or 21% and 27% of the Company's net sales for the years ended June 30, 2000 and 1999, respectively.

16. Operations by Reportable Segments and Geographic Area

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

Geographic information for the two years ended June 30, 2000 and 1999 is based on the location of the selling entity. Information about the Company's operations by segmented geographic locations for the years ended June 30, 2000 and 1999 is presented below.

                                       North America      United Kingdom        Eliminations      Consolidated
                                       -------------      --------------        ------------      ------------
2000:
Sales                                   $ 12,211,417         $ 2,302,587        ($  873,844)      $ 13,640,160
Operating Income                             296,774              48,524              - 0 -            345,298
Assets                                  $  6,782,956         $ 1,245,174        ($1,106,623)      $  6,921,507

1999:
Sales                                   $  8,490,642         $ 2,251,628        ($  719,965)      $ 10,022,305
Operating Income                             444,794             229,246              - 0 -            674,040
Assets                                  $  5,010,286         $   862,219        ($  481,739)      $  5,390,766


17. Comprehensive Income

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                           Years Ended
                                                             June 30,
                                                     --------------------------
                                                        2000             1999
                                                        ----             ----
Net income                                           $ 253,000        $ 463,000
Other comprehensive loss:
   Foreign currency translation adjustment             (39,000)         (30,000)
                                                     ---------        ---------
Comprehensive income                                 $ 214,000        $ 433,000
                                                     =========        =========

18. Subsequent Event

On September 8, 2000, the Company and Hasbro Interactive, Inc., Atari Interactive, Inc., and Zao Elorg d/b/a Elorg Corporation (collectively, the "Plaintiffs") entered into a settlement agreement with respect to the suit that the Plaintiffs filed on February 9, 2000 in the United States District Court for the District of Massachusetts against the Company and Xtreme Games LLC, GT Interactive Software Corporation, MVP Software, Inc., Webfoot Technologies, Inc. and Varcon Systems, Inc. The suit alleged that certain of the Company's products infringed copyrights and trademarks owned by the Plaintiffs, and also alleged that the Company had engaged in unfair competition. Under the terms of the settlement, the Company may continue to sell certain games alleged to infringe on Hasbro's copyrights through September 30, 2000, at which point these products will be discontinued. The products that will be discontinued on September 30, 2000 amounted to net sales of $2,100,000 and $2,000,000 for fiscal 2000 and 1999, respectively, or 15% and 20% of net sales for those same fiscal years.

The following represents the total cost to the Company relating to this litigation that is reflected in the Statement of Operations for the year ended June 30, 2000.

                                                                    Year Ended
Description of cost relating to this litigation                    June 30, 2000
-----------------------------------------------                    -------------

Operating expense:
------------------
Legal fees                                                          $ 185,568
Settlement fee to plaintiffs                                          160,000
Consulting fees                                                        15,000
                                                                    ---------
Total operating expense                                               360,568

Cost of sales:
--------------
Provision for obsolescence                                             30,000
                                                                    ---------

Total cost relating to this litigation                              $ 390,568
                                                                    =========


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors", under the caption "Executive Officers of the Company", and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 10.  Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.  Certain Relationships and Related Transactions

There is hereby incorporated by reference herein the information appearing under the caption "Certain Transactions" of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                     PART IV

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

 (9)   10.9   Purchase Agreement dated January 30, 1997 between the Registrant and Odyssey Capital Group, L.P.

Exhibit No.                  Description of Exhibit
-----------                  ----------------------


 (9)  10.10   Agreement dated January 30, 1997 between the Registrant and
              Odyssey Capital Group, L.P.

 (9)  10.11   Registration Rights Agreement dated January 30, 1997 between the
              Registrant and Odyssey Capital Group, L.P.

(10)  10.12   Form of Securities Purchase Agreement for the Class Three
              Convertible Preferred Stock (the "Class Three Preferred").

(10)  10.13   Form of Warrant Agreement for the Warrants (the "Class Three
              Warrants") issued to the holders of the Class Three Preferred.

(10)  10.14   Form of Registration Rights Agreement for the Common Stock
              underlying the Class Three Preferred and the Class Three Warrants.

(11)  10.15   Warrant  Agreement  dated  January  30,  1997  by  and  between
              Registrant and PJM Trading Company, Inc.

 (3)  10.16   Separation Agreement and General Release dated June 22, 1998 between the Registrant and Joseph A. Falsetti.

(12)  10.17   Loan Agreement dated August 9, 2000 by and between Summit Bank and the Registrant.

(12)  10.18   Security Agreement dated August 9, 2000 by and between Summit Bank and the Registrant.

(12)  10.19   $2,000,000 Secured Line of Credit Note.

      10.20 Stipulation and Consent Judgement by and between plaintiffs Hasbro Interactive, Inc., Atari Interactive, Inc., ZAO Elorg, d/b/a Elorg Corporation and defendants MVP Software Inc., Webfoot Technologies, Inc. and the Registrant, dated August 16, 2000.

      10.21 Description of Registrant's Fiscal 2000 Employee Incentive Compensation Plan

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

   (7) Incorporated by reference herein from the Registrant's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 14, 1996.
   (8) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 27, 1996.
   (9) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on February 4, 1997.
  (10) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 9, 1997.
  (11) Incorporated herein by reference from the Registrant's Form 10-KSB for the year ended June 30, 1997 as filed with the Securities and Exchange Commission on September 29, 1997.
  (12) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on August 17, 2000.
  (13)     See signature page.


Reports on Form 8-K

On July 27, 2000, the Company filed a report on Form 8-K regarding a press release announcing the Company's sales and earnings for the year ended June 30, 2000.

On August17, 2000, the Company filed a report on Form 8-K regarding a press release announcing that it had entered into an agreement with Summit Bank for a $2 million revolving credit facility that replaces an existing $1.5 million revolving credit facility with another commercial bank.

On September 13, 2000, the Company filed a report on Form 8-K regarding a press release announcing the settlement of the trademark and copyright infringement suit filed by Hasbro Interactive, Inc., Atari Interactive, Inc. and ZAO Elorg Corporation against the Company in the U.S. District Court in Boston, Massachusetts.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGames, Inc.

By:  /s/ Gerald W. Klein
---  -------------------
     Gerald W. Klein,
     President and Chief Executive Officer

Date: September 28, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2000                  /s/  Gerald W. Klein
      ------------------                  --------------------
                                          Gerald W. Klein,
                                          President and Chief Executive Officer

Date: September 28, 2000                  /s/ Thomas W. Murphy
      ------------------                  --------------------
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


Date: September 28, 2000                   /s/  Thomas D. Parente
      ------------------                   ----------------------
                                           Thomas D. Parente
                                           Chairman of the Board of Directors

Date: September 28, 2000                   /s/  Robert M. Aiken, Jr.
      ------------------                   -------------------------
                                           Robert M. Aiken, Jr.
                                           Director

Date: September 28, 2000                   /s/  Lambert C. Thom
      ------------------                   --------------------
                                           Lambert C. Thom
                                           Director