Form 10QSB
period 2000-09-30
EGAMES INC
filed 2000-11-14
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
    |_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,749,975 shares of common stock, no par value per share, as of November 10, 2000.

Transitional Small Business Disclosure Format (check one):  Yes (   )  No ( X )
                                  eGames, Inc.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Balance Sheet as of September 30, 2000.........   3

              Consolidated Statements of Operations for the three months
                  ended September 30, 2000 and 1999 ......................   4

              Consolidated Statements of Cash Flows for the three months
                  ended September 30, 2000 and 1999.......................   5

              Notes to Consolidated Financial Statements..................  6-7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................  8-12

              Risk Factors ............................................... 13-18

Part II.      Other Information

Item 1.       Legal Proceedings...........................................  18


Item 6.       Exhibits and Reports on Form 8-K............................  19

Signatures    ............................................................  20

Exhibit Index ............................................................  21

Exhibits      ............................................................ 22-23

Item 1.  Financial Statements

                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                      As of
                                                                   September 30,
ASSETS                                                                 2000
                                                                   ------------

Current assets:
   Cash and cash equivalents                                       $   271,863
   Accounts receivable, net of allowances totaling $3,249,847        4,594,646
   Inventory                                                         1,764,776
   Prepaid expenses                                                    187,675
                                                                   ------------
          Total current assets                                       6,818,960

Furniture and equipment, net                                           304,967
Intangibles and other assets, net                                      261,694
                                                                   -----------
          Total assets                                             $ 7,385,621
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                   $    60,980
   Accounts payable                                                  1,541,335
   Revolving credit facilities                                         500,000
   Accrued expenses                                                  1,339,799
   Convertible subordinated debt                                       150,000
   Capital lease obligations                                            16,095
                                                                   -----------
          Total current liabilities                                  3,608,209

Capital lease obligations, net of current portion                        9,345
Notes payable, net of current portion                                  108,426
                                                                   -----------
          Total liabilities                                          3,725,980

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          9,981,875 issued and 9,749,975 outstanding)                9,134,234
   Additional paid-in capital                                        1,148,550
   Accumulated deficit                                              (5,991,408)
   Treasury stock, at cost - 231,900 shares                           (501,417)
   Accumulated other comprehensive loss                               (130,318)
                                                                   -----------
          Total stockholders' equity                                 3,659,641
                                                                   -----------
          Total liabilities and stockholders' equity               $ 7,385,621
                                                                   ===========




        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three months ended
                                                                       September 30,
                                                                 -------------------------

                                                                    2000          1999
                                                                    ----          ----
Net sales                                                        $ 4,307,666   $ 4,117,575

Cost of sales                                                      1,900,747     1,603,308
                                                                 -----------   -----------

Gross profit                                                       2,406,919     2,514,267

Operating expenses:
    Product development                                              181,147       242,847
    Selling, general and administrative                            2,190,775     1,600,406
                                                                 -----------   -----------

        Total operating expenses                                   2,371,922     1,843,253
                                                                 -----------   -----------

Operating income                                                      34,997       671,014

Interest expense, net                                                  7,995         5,100
                                                                 -----------   -----------

Income before income taxes                                            27,002       665,914

Provision for income taxes                                             2,821        89,295
                                                                 -----------   -----------

Net income                                                       $    24,181   $   576,619
                                                                 ===========   ===========

Net income per common share:
        - Basic                                                  $      0.00   $      0.06
                                                                 ===========   ===========
        - Diluted                                                $      0.00   $      0.06
                                                                 ===========   ===========


Weighted average common shares outstanding - Basic                 9,749,975     9,633,973

Dilutive effect of common stock equivalents                           53,869       503,569
                                                                 -----------   -----------

Weighted average common shares outstanding - Diluted               9,803,844    10,137,542
                                                                 ===========   ===========






        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three months ended
                                                                        September 30,

                                                                    2000            1999
                                                                    ----            ----
Cash flows from operating activities:
    Net income                                                   $    24,181    $   576,619
    Adjustment to reconcile net income to net cash
         (used in) provided by operating activities:
    Depreciation, amortization and other non-cash items               79,277        103,383
    Changes in items affecting operations

         Restricted cash                                               - 0 -         17,560
         Accounts receivable                                      (1,869,673)    (2,628,050)
         Prepaid expenses                                             73,710         36,843
         Inventory                                                   373,925         54,649
         Accounts payable                                           (559,797)       651,590
         Gain on disposal of furniture and equipment                  (4,041)         - 0 -
         Accrued expenses                                            544,828        441,906
                                                                 -----------    -----------
Net cash used in operating activities                             (1,337,590)      (745,500)
                                                                 -----------    -----------

Cash flows from investing activities:
    Purchase of furniture and equipment                              (12,105)       (30,212)
    Proceeds from disposal of furniture and equipment                 16,170          - 0 -
    Purchase of software rights and other assets                      (1,730)          (245)
                                                                 -----------    -----------
Net cash provided by (used in) investing activities                    2,335        (30,457)
                                                                 -----------    -----------

Cash flows from financing activities:
    Proceeds from exercise of warrants and options                     - 0 -        110,000
    Proceeds from borrowings under revolving credit facilities       750,000          - 0 -
    Repayments of borrowings under revolving credit facilities      (250,000)         - 0 -
    Repayments of notes payable                                      (13,951)       (94,466)
    Repayments of capital lease obligations                          (10,849)        (6,614)
                                                                 -----------    -----------
Net cash provided by financing activities                            475,200          8,920
                                                                 -----------    -----------

Effect of exchange rate changes on cash and cash equivalents          (7,260)         3,148
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                           (867,315)      (763,889)

Cash and cash equivalents:
    Beginning of period                                            1,139,178      1,313,853
                                                                 -----------    -----------
    End of period                                                $   271,863    $   549,964
                                                                 ===========    ===========

Supplemental cash flow information:

    Cash paid for interest                                       $    14,423    $    11,194
                                                                 ===========    ===========

Non cash investing and financing activities:

    Acquisition of furniture and equipment
         through capital leases                                  $    11,550    $    26,809
                                                                 ===========    ===========


        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Notes to Consolidated Financial Statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2000 should be read in conjunction with the accompanying statements. These statements include all adjustments the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

2.   Comprehensive Income (Loss)

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                       Three Months Ended
                                                          September 30,
                                                     -----------------------
                                                        2000         1999
                                                        ----         ----
Net income                                            $ 24,000    $ 577,000
Other comprehensive income (loss):
   Foreign currency translation adjustment             (61,000)     (12,000)
                                                      --------    ---------
Comprehensive income (loss)                          ($ 37,000)   $ 565,000
                                                      ========    =========

3.   Common Stock

On October 26, 1998, the Company's Board of Directors authorized the Company to purchase up to $1,000,000 of its shares of Common Stock in open-market purchases on the Nasdaq SmallCap Market. During the quarter ended September 30, 2000 the Company did not purchase any shares of its Common Stock. As of September 30, 2000, the Company had acquired 231,900 shares of its Common Stock, with an approximate cost of $501,000, pursuant to its stock repurchase program.

4.   Operations by Reportable Segments and Geographic Area

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

Geographic information for the quarters ended September 30, 2000 and 1999 is based on the location of the selling entity. The Company records international sales from both the United States and United Kingdom locations. Information about the Company's operations by segmented geographic locations for the quarters ended September 30, 2000 and 1999 is presented below.

Quarters ended
--------------

                            North America     United Kingdom     Eliminations     Consolidated
                            -------------     --------------     ------------     ------------
September 30, 2000:
-------------------
Sales                        $ 3,925,000       $   591,000       ($  208,000)      $ 4,308,000
Operating income (loss)          160,000          (125,000)            - 0 -            35,000
Assets                       $ 7,359,000       $ 1,056,000       ($1,029,000)      $ 7,386,000

September 30, 1999:
-------------------
Sales                        $ 3,707,000       $   576,000       ($  165,000)      $ 4,118,000
Operating income                 598,000            73,000             - 0 -           671,000
Assets                       $ 6,791,000       $   901,000       ($  588,000)      $ 7,104,000



5.   Revolving Credit Facilities

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility ("new credit facility") with a commercial bank, which expires on October 31, 2001. This new credit facility replaced the $1,500,000 revolving credit facility that it previously had with another commercial bank. Amounts outstanding under this new credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The new credit facility is collateralized by substantially all of the Company's assets. The new credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of
1.50 to 1.00. Additionally, this new credit facility has a minimum effective net worth covenant starting at $3.1 million at June 30, 2000 and increasing by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. As of September 30, 2000, the Company was in compliance with each of those covenants. This new credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of November 13, 2000, the Company had a $500,000 outstanding balance under this new credit facility.

The Company's United Kingdom operation has a $225,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of November 13, 2000, the Company did not have any outstanding balance under this credit facility, which expires on September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements as of September 30, 2000 include the accounts of eGames, Inc. (the "Company") and its wholly-owned subsidiary.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding the Company's Store-In-A-Store program resulting in the longer-term placement of the Company's products in the food and drug retail channel, which is intended to increase sales volume within this channel and decrease the rate of product returns due to longer product exposure on retailers' product shelves; the level of the Company's international net sales remaining at about 17% of the Company's consolidated net sales for the remainder of fiscal 2001; the Company's efforts to increase distribution of its products via the Internet; the ability of the "Store in a Store" concept to attract consumer interest and drive impulse purchases of value-priced, Family-Friendly(TM) software products; the Company's goal of balancing promotional sales programs with longer-term, non-promotional software display sections in the food and drug retail channel with the intended result of reducing the Company's exposure to product returns in this channel; the payment of certain promotional costs resulting in increased sell-through rates for the Company's products during short-term promotional programs; the ability of the Company's Store-in-a-Store program to reduce promotional expenses, as a percentage of sales, due to more product sales being non-promotional in nature; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the foreseeable future; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance of the Company's Store-in-a-Store program in the food and drug retail channel and the sustainability of the program over time; the ability of the
Store-in-a-Store program to secure longer-term shelf space for the Company's products; whether the longer-term placement of the Company's products at retail will result in better sell-through rates and therefore fewer returns from the food and drug retail channel; the market acceptance and successful sell-through results for the Company's products at retail stores and the ability of the Company to accurately estimate sell-through volume when an order is shipped; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the Company's ability to continue to implement its Store within a Store program on commercially acceptable terms; the success of the Company's distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" below at pages 13 to 18, as well as in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission and other documents filed with the Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations

Three Months Ended September 30, 2000 and 1999

Net Sales

Net sales for the quarter ended September 30, 2000 were $4,308,000 compared to $4,118,000 for the quarter ended September 30, 1999, representing an increase of $190,000 or 5%. As described in the table below, the $190,000 increase in net sales was primarily attributable to the Company's expansion of its distribution into the North American food and drug channel, which was partially offset by decreases in net sales into the traditional North American software retail and distribution channels. Within the food and drug channel, the Company increased it distribution, among other activities, by establishing its first
"Store-in-a-Store" entertainment software display sections in more than approximately 4,000 food and drug retail stores. The establishment of these Store-In-A-Store software display sections within certain national and regional food and drug retail stores is intended to secure longer-term placement of the Company's products in this retail channel, with the goal of increasing sales volume within this channel while decreasing the rate of product returns due to longer product exposure on retailers' product shelves.

The table below represents the Company's net sales by distribution channel for the quarters ended September 30, 2000 and 1999, respectively.

                                                       Quarter Ended   Quarter Ended
                                                       September 30,    September 30,     Increase
Distribution Channel                                       2000            1999          (Decrease)
------------------------------------------------       -------------   --------------   -------------
North American Food and Drug Retailers                    $2,296,000      $   899,000     $ 1,397,000
North American Traditional Software Retailers                312,000          530,000        (218,000)
North American Traditional Software Distributors             989,000        2,040,000      (1,051,000)
International Markets                                        711,000          649,000          62,000
------------------------------------------------       -------------   --------------   -------------
Totals                                                   $ 4,308,000      $ 4,118,000       $ 190,000
                                                       =============   ==============   =============

As noted in the table above, the Company's net sales to traditional North American software retailers decreased by $218,000, while sales to traditional North American software distributors decreased by $1,051,000. These sales decreases were consistent with industry-wide reductions of PC software inventory levels held by North American software retailers and distributors, which has negatively impacted the Company's sales to these customers during the quarter ended September 30, 2000.

As discussed in the above table, the Company's international sales for the quarter ended September 30, 2000 increased by $62,000 over sales for the same period during the prior year. This minimal sales increase is primarily the result of increased pricing pressures at retail and increased competition for retail shelf space from the Company's competitors in these foreign markets. As a percentage of net sales, the Company's international net sales represented 17% and 16% of the Company's net sales for the quarters ended September 30, 2000 and 1999, respectively. The Company anticipates that international net sales will remain at about 17% of the Company's consolidated net sales for the remainder of fiscal 2001.

Included in net sales to the food and drug retail channel are net sales of third-party software titles totaling $364,000 and $165,000 for the quarters ended September 30, 2000 and 1999, respectively. The Company sells these software titles to food and drug retailers as part of its Store-In-A-Store software sections. The Company offers these third-party software titles in order to provide a one-stop, software category management service for these retailers, so that the Company can continue to establish itself as a leading supplier of entertainment software products, of both its own titles and third-party software titles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During fiscal 2000, the Company completed its transition from publishing shareware-based PC game software titles to publishing full-release PC game software titles. There were no net sales of shareware-based software titles during the quarter ended September 30, 2000 compared to $90,000 of net sales of such titles during the quarter ended September 30, 1999.

The Company has recently initiated several programs designed to increase the sale of its products over the Internet, including: the roll-out of an improved and expanded website; improvement of its electronic distribution capabilities by further developing and expanding its affiliation with Digital River, a leading distributor of digital software over the Internet; and incorporation of user-friendly on-line functionality into its products. Sales of the Company's products via the Internet for the quarters ended September 30, 2000 and 1999 were $52,000 and $21,000, respectively, or approximately 1% of the Company's net sales during both quarters.

During the quarters ended September 30, 2000 and 1999, the Company's provisions for product returns were $1,464,000 and $1,041,000, respectively, or 25% and 20% of the Company's gross sales, respectively. This $423,000 increase in the provision for product returns has been caused primarily by the change in the Company's distribution strategy, which involved expanding the number of distribution partners used to distribute the Company's products and selling directly to retailers. All of these non-exclusive arrangements between the
Company  and its  distributors  and  retailers  allow  for  product  returns  or
markdowns.   Additionally,   during  the  last  fiscal  year,  the  Company  has
experienced a significant increase in net sales into the food and drug retail channel. The majority of these sales were "promotional" in nature, meaning that the products were sold in those retail stores for only six to eight weeks. As a result of this short selling period, the Company has experienced higher product returns in food and drug retail stores compared to product returns from traditional software retail stores where the Company's products typically have a longer period of time to sell through to consumers. During fiscal 2001, the Company's strategy is to continue working towards a more profitable balance between short-term promotional sales programs and longer-term, non-promotional sales programs in the food and drug retail channel. This strategy, among other things, is intended to reduce the Company's exposure to product returns in this channel. This Store-In-A-Store strategy is an important component of the Company's growth strategy for fiscal 2001.

Cost of Sales

Cost of sales for the quarter ended September 30, 2000 were $1,901,000 compared to $1,603,000 for the quarter ended September 30, 1999, representing an increase of $298,000 or 19%. Of this $298,000 increase in cost of sales, $182,000 was due to the increase in sales of lower margin products and $123,000 was due to the increase in sales of non-eGames software titles that the Company acquired at a higher product cost than the Company's own software titles. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the quarter ended September 30, 2000 decreased to 55.9% of net sales from 61.1% of net sales for the quarter ended September 30, 1999. This 5.2% decrease in gross profit margin, as a percentage of net sales, was caused primarily by an increase in product costs, as a percentage of net sales, due to the Company's: discounting sales of certain software titles with consumer promotions; sales of newly developed promotional titles with lower margins; and increasing sales of third party software titles on which the Company earns a lower profit margin than it earns from the sale of its own software titles.

Operating Expenses

Product development expenses for the quarter ended September 30, 2000 were $181,000 compared to $243,000 for the quarter ended September 30, 1999, a decrease of $62,000 or 26%. This decrease was caused primarily by a $45,000 decrease in salary and related costs due to headcount reductions among the Company's technology-related staff and no employee bonus accrual for the quarter ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, general and administrative expenses for the quarter ended September 30, 2000 were $2,191,000 compared to $1,600,000 for the quarter ended September 30, 1999, an increase of $591,000 or 37%. This $591,000 increase was caused primarily by the $584,000 increase in marketing promotional expenses associated mainly with the increase in sales into the food and drug retail channel. These promotional costs are intended to increase the sell-through rate for the Company's products during the short-term promotional programs that these retailers offer periodically to their customers, as well as expand the longer-term placement of the Company's products in the food and drug channel through the Company's Store-in-a-Store program. This program is intended to ultimately reduce promotional expenses, as a percentage of sales, due to more product sales being non-promotional in nature. Additionally, the Company continues to experience higher promotional costs in the traditional software retail channels due to increased competition for shelf space and the related expenses charged by retailers and distributors to promote and support sales of the Company's products.

Interest Expense, Net

Net interest expense for the quarter ended September 30, 2000 was $8,000 compared to $5,000 for the quarter ended September 30, 1999, an increase of $3,000. The $3,000 increase was primarily due to the utilization of $500,000 under the revolving credit facility for the quarter ended September 30, 2000.

Provision for Income Taxes

Provision for income taxes for the quarter ended September 30, 2000 was $3,000 compared to $89,000 for the quarter ended September 30, 1999, a decrease of $86,000 or 97%. This $86,000 decrease in the provision for income taxes was primarily due to the $639,000 decrease in the Company's income before income taxes for the quarter ended September 30, 2000.

Net Income

As a result of the factors discussed above, net income decreased to $24,000 for the quarter ended September 30, 2000 from $577,000 for the quarter ended September 30, 1999, a decrease of $553,000 or 96%.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 333,698 for the quarter ended September 30, 2000 to 9,803,844 from 10,137,542 for the quarter ended September 30, 1999. This 333,698 decrease in weighted average common shares outstanding was caused primarily by a decrease in common stock equivalents resulting primarily from the Company's decreasing quarterly average common share price in the Nasdaq SmallCap market.

Liquidity and Capital Resources

As of September 30, 2000, the Company's cash and working capital balances were $272,000 and $3,211,000, respectively, and the Company's total stockholders' equity balance at September 30, 2000 was $3,660,000.

Net cash used in operating activities was approximately $1,338,000 and $746,000 for the quarters ended September 30, 2000 and 1999, respectively. The $1,338,000 in net cash used in operating activities resulted primarily from a $1,870,000 increase in accounts receivable and a $560,000 decrease in accounts payable, which were partially offset by a $545,000 increase in accrued expenses and a $374,000 decrease in inventory. Additionally, the Company's net income for the quarter ended September 30, 2000 was $24,000, inclusive of depreciation, amortization and other non-cash expenses of $79,000.

Net cash provided by investing activities for the quarter ended September 30, 2000 was $2,000 compared to net cash used in investing activities of $30,000 for the quarter ended September 30, 1999. The $2,000 in net cash provided by investing activities resulted from $16,000 in proceeds from the disposal of furniture and equipment, which was offset by purchases of $12,000 in furniture and equipment and $2,000 in other assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by financing activities for the quarters ended September 30, 2000 and 1999 were $475,000 and $9,000, respectively. The $475,000 in net cash provided by financing activities reflects net proceeds from the Company's borrowing of $750,000 under the revolving credit facilities, which was offset by repayments of this borrowing under the revolving credit facilities, notes payable and capital lease obligations of $250,000, $14,000 and $11,000, respectively.

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility ("new credit facility") with a commercial bank, which expires on October 31, 2001. This new credit facility replaced the $1,500,000 revolving credit facility that it previously had with another commercial bank. Amounts outstanding under this new credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The new credit facility is collateralized by substantially all of the Company's assets. The new credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of
1.50 to 1.00. Additionally, this new credit facility has a minimum effective net worth covenant starting at $3.1 million at June 30, 2000 and increasing by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. As of September 30, 2000, the Company was in compliance with each of those covenants. This new credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of November 13, 2000, the Company had a $500,000 outstanding balance under this new credit facility.

The Company's United Kingdom operation has a $225,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of November 13, 2000, the Company did not have any outstanding balance under this credit facility, which expires on September 30, 2001.

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of the Company's products, the continuing retail demand for value-priced PC game software, the development and sell-through of the Company's products, the costs of developing, producing and marketing such products, and various other factors, some of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes cash and working capital balances, in addition to the Company's revolving credit facilities mentioned above, will be sufficient to fund the Company's operations for the next twelve months. However, there can be no assurances that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

On November 10, 2000, the Company received notification from Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4) (the "Rule"). In accordance with Marketplace Rule 4310 (c) (8) (B), the Company has 90 calendar days, or until February 8, 2001, to regain compliance with this Rule. The Company may appeal Nasdaq's determination pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. A hearing request will stay the de-listing of the Company's securities pending the Panel's decision. As of November 10, 2000, the Company continued to satisfy all other aspects of its listing agreement for the Nasdaq SmallCap Market.

New Accounting Pronouncements

The Company is currently evaluating the potential impact of Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives", EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and Staff Accounting Bulletin 101 "Revenue Recognition" and related amendments and interpretations. All of these pronouncements become effective no later than the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of these or any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Risk Factors

Factors Affecting Future Performance

This report contains certain forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation: economic and competitive conditions in the software business affecting the demand for the Company's products; the Company's need for additional funds; the ability to hire and retain key management personnel to manage anticipated growth; the development, market acceptance and timing of new products; access to distribution channels; and the renewal of licenses for key software products. Those factors, the factors discussed below, and the factors identified on page 8 of Management's Discussion and Analysis, should be considered by investors in the Company. All forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.

The Company's business is subject to many risks and uncertainties, which may affect its future financial performance. Some of the important risks and uncertainties which may cause the Company's operating results to vary or which may materially and adversely affect the Company's operating results are as follows:

Maintaining Profitability. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal year 1998 was the first year that the Company earned a profit. The Company has earned $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and
1998, respectively, and the accumulated deficit for the Company at June 30, 2000 was approximately $6,016,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities mainly through income from operations. The Company's operations today are still subject to all of the risks inherent in the development of a recently profitable business, particularly in a highly competitive industry, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues and profits from the development, marketing and distribution of its current and future software products.

Risks Inherent in the Consumer Entertainment Software Business. The development of multimedia software products, which can combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and outside developers. Some of the factors that could affect the Company's future success include, but are not limited to, the ability of the Company to overcome problems and delays in product development, market acceptance of products, successful implementation of its sales, distribution and marketing strategy, and the implications of the settlement of litigation discussed under Part II, Item 1, "Legal Proceedings." There can be no assurance the Company will be successful in maintaining and expanding a sustainable consumer entertainment software business.

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

Substantial Expenses and Resources Can Be Used to Defend Infringement Claims; Effects of Settlements are Uncertain. The Company may from time to time be notified that it is infringing on the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third party developers will create new products and technology that may give rise to claims of infringement. In February 2000, the Company was sued for trademark and copyright infringement by Hasbro Interactive, Inc. (the "Hasbro Action") (See Part II, Item 1, "Legal Proceedings"). Although this case has been settled, the Company incurred significant defense costs and utilized internal resources to defend this action prior to the settlement. Additionally, pursuant to the settlement of this case, the Company has agreed to discontinue selling certain of its software titles after September 30, 2000, which titles accounted for $2,100,000 and $2,000,000 in the Company's net sales for fiscal 2000 and 1999, respectively, or 15% and 20% of net sales for those same fiscal years. Although the Company is working with its retail and distribution customers to replace these titles with acceptable alternatives from the Company's existing and newly released product offerings, there can be no assurance that these replacement titles will generate similar sales for the Company. There can also be no assurance that other third parties will not initiate infringement actions against the Company in the future. Any future claims could result in substantial cost to and diversion of resources of the Company. If the Company is found to be infringing the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed, or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the commencement of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

Risks Associated With the Company's Distribution of Third-Party Software Titles. During the fourth quarter of fiscal 2000 and the first quarter if fiscal 2001, the Company launched its Store-in-a-Store program and other related programs in the food and drug retail channels. These programs have required the Company to purchase software titles from third-party software publishers in order to fulfill the orders placed for these retail programs. In some cases, beginning in the Company's fiscal second quarter, the agreements governing the purchase of these third-party software titles may provide that the third-party publisher will not accept returns of the software, unless such software is defective. Therefore, if the Company is required to accept returns of these software titles from food and drug retailers, the Company will have no recourse against such third-party software publishers. Although the Company believes that it has established adequate reserves for these returns and that the purchase price paid for these titles reflects their non-returnable nature, there can be no assurance that the Company will not experience losses as a result of these transactions in the event that retailers return more product than had been anticipated.

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

International  Sales.  International  net sales  represented  17% and 16% of the
Company's net sales for the quarters ended September 30, 2000 and 1999, respectively. The Company anticipates that international net sales will remain at or about 17% of the Company's net sales for the remainder of fiscal 2001. The Company's international business is subject to certain risks including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

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

Listing of Securities; Risk of Low Priced Stocks. The Company's common stock is listed on the Nasdaq SmallCap Market under the symbol EGAM. A listed company may be de-listed if it fails to maintain minimum levels of Stockholders' equity, bid price, shares publicly held, number of Stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At September 30, 2000, the Company satisfied the minimum level of Stockholders' equity that is required to be listed ($2,000,000), as well as all other requirements of its listing agreement for inclusion on the Nasdaq SmallCap Market. On November 10, 2000, the Company received notification from Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4) (the "Rule"). In accordance with Marketplace Rule 4310 (c) (8) (B), the Company has 90 calendar days, or until February 8, 2001, to regain compliance with this Rule. The Company may appeal Nasdaq's determination pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. A hearing request will stay the de-listing of the Company's securities pending the Panel's decision. If the Company fails to regain compliance with this rule or any other criteria for trading on the Nasdaq SmallCap Market, its Common Stock may be de-listed. Public trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets," or on the NASD's "Electronic Bulletin Board." If the common stock were de-listed, it may be more difficult to dispose of, or even to obtain quotations as to the price of, the common stock and the price offered for the common stock may be substantially reduced.

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

Part II. Other Information

Item 1.  Legal Proceedings

In August, 2000, the Company settled the lawsuit filed by Hasbro Interactive, Inc., Atari Interactive, Inc., and Zao Elorg d/b/a Elorg Corporation (collectively, the "Plaintiffs") against the Company, Xtreme Games LLC, GT Interactive Software Corporation, MVP Software, Inc., Webfoot Technologies, Inc. and Varcon Systems, Inc. on February 9, 2000, in the United States District Court for the District of Massachusetts. The suit had alleged that certain of the Company's products infringed copyrights and trademarks owned by the Plaintiffs, and that the Company had engaged in unfair competition. The suit had sought to have the Company enjoined from manufacturing, marketing, distributing and selling the Company's allegedly infringing games and from using the allegedly infringing trademarks; to have the Company recall the allegedly infringing products and related materials from the distributors and retailers currently selling these products; to require the Company to pay the Plaintiffs the profits derived from the allegedly infringing products; and to pay Plaintiffs' legal fees and costs. The settlement agreement with the Plaintiffs caused the Company to incur a non-recurring expense of $205,000 charged against the Company's fiscal 2000 fourth quarter, ended June 30, 2000. This $205,000 charge consisted of a $160,000 cash payment to the plaintiffs, a $15,000 fee to a third party consultant and $30,000 in an increased provision for inventory obsolescence. In total, including outside legal costs, during the year ended June 30, 2000, the Company incurred $390,568 in costs relating to this litigation, including the $205,000 charge noted above. The settlement did not require the recall of any of the Company's products and also did not admit to any infringement by the Company of the titles named in the suit. Under the terms of the settlement, the Company was permitted to sell certain games alleged to infringe on Hasbro's copyrights through September 30, 2000, at which point these products were discontinued. The settlement involved the following Company titles: Intergalactic Exterminator, 3D Astro Blaster, Missile Launch, Missile Launch 2000, TetriMania, TetriMania Master, 3D TetriMania, 3D Maze Man, 3D Chomper, 3D Frogman, 3D Ms. Maze and Tunnel Blaster. The discontinued titles generated net sales of $2,100,000 and $2,000,000 for fiscal 2000 and 1999, respectively, or 15% and 20% of net sales during those same fiscal years.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.               Description of Exhibit
     -----------               ----------------------

        10.1        Description of eGames, Inc. 2001 Employee Incentive
                    Compensation Plan
        27.1        Financial Data Schedule


(b)  Reports on Form 8-K

On July 27, 2000, the Company filed a report on Form 8-K regarding a press release announcing the Company's unaudited results for the fourth quarter and year ended June 30, 2000.

On August 17, 2000, the Company filed a report on Form 8-K announcing that the Company had entered into an agreement with Summit Bank for a $2 million revolving credit facility that replaced an existing $1.5 million revolving credit facility with another commercial bank.

On September 13, 2000, the Company filed a report on Form 8-K regarding a press release announcing the settlement of the trademark and copyright infringement suit filed by Hasbro Interactive, Inc., Atari Interactive, Inc. and ZAO Elorg d/b/a Elorg Corporation against the Company in the U.S. District Court in Boston, Massachusetts.

On October 27, 2000, the Company filed a report on Form 8-K regarding a press release announcing the Company's unaudited results for the first quarter of fiscal 2001 ended September 30, 2000.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: November 14, 2000                   /s/  Gerald W. Klein
      -----------------                   --------------------
                                          Gerald W. Klein, President, Chief
                                          Executive Officer and Director


Date: November 14, 2000                   /s/ Thomas W. Murphy
      -----------------                   --------------------
                                          Thomas W. Murphy, Chief Financial
                                          Officer and Chief Accounting Officer

                                  Exhibit Index



  Exhibit No.              Description of Exhibit                    Page Number
  -----------              ----------------------                    -----------

     10.1        Description of eGames, Inc. 2001 Employee Incentive
                 Compensation Plan                                        22
     27.1        Financial Data Schedule                                  23