Form 10QSB
period 2000-12-31
EGAMES INC
filed 2001-02-14
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,749,975 shares of common stock, no par value per share, as of February 12, 2001.

Transitional Small Business Disclosure Format (check one): Yes (   )  No ( X )
                                  eGames, Inc.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Balance Sheet as of December 31, 2000.........    3

              Consolidated Statements of Operations for the three
                  and six months ended December 31, 2000 and 1999 .......    4

              Consolidated Statements of Cash Flows for the six
                  months ended December 31, 2000 and 1999................    5

              Notes to Consolidated Financial Statements.................  6-8

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................   9-17

              Risk Factors..............................................  18-22

Part II.      Other Information

Item 4.       Submission of Matters to a Vote of Security Holders........    23

Item 6.       Exhibits and Reports on Form 8-K...........................    24

Signatures    ...........................................................    25

Exhibit Index ...........................................................    26

Exhibits      ...........................................................    27

Item 1.  Financial Statements

                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                    December 31,
ASSETS                                                                  2000
------                                                              ------------
Current assets:
   Cash and cash equivalents                                        $    62,707
   Accounts receivable, net of allowances totaling $4,145,575         5,479,943
   Inventory                                                          3,132,838
   Prepaid expenses and other current assets                            364,106
                                                                    -----------
          Total current assets                                        9,039,594

Furniture and equipment, net                                            288,570
Intangibles and other assets, net                                       229,624
                                                                    -----------
          Total assets                                              $ 9,557,788
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable                                                    $    62,834
   Accounts payable                                                   3,041,940
   Revolving credit facilities                                        1,050,000
   Accrued expenses                                                   1,500,755
   Deferred revenues                                                     45,000
   Capital lease obligations                                            293,841
                                                                    -----------
          Total current liabilities                                   5,994,370

Capital lease obligations, net of current portion                         6,418
Notes payable, net of current portion                                    92,004
                                                                    -----------
          Total liabilities                                           6,092,792

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          9,981,875 issued and 9,749,975 outstanding)                 9,134,234
   Additional paid-in capital                                         1,148,550
   Accumulated deficit                                               (6,261,238)
   Treasury stock, at cost - 231,900 shares                            (501,417)
   Accumulated other comprehensive loss                                 (55,133)
          Total stockholders' equity                                  3,464,996
                                                                    -----------
          Total liabilities and stockholders' equity                $ 9,557,788
                                                                    ===========




        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three months ended           Six months ended
                                                      December 31,                December 31,
                                              --------------------------   --------------------------

                                                  2000           1999          2000           1999
                                              --------------------------   --------------------------
Net sales                                     $ 3,867,799    $ 4,362,329   $ 7,791,535    $ 8,434,701

Cost of sales                                   2,143,876      1,561,637     4,044,623      3,164,945
                                              -----------    -----------   -----------    -----------
Gross profit                                    1,723,923      2,800,692     3,746,912      5,269,756

Operating expenses:
    Product development                           176,348        220,745       357,495        463,592
    Selling, general and administrative         1,829,113      1,821,535     3,635,958      3,376,738
                                              -----------    -----------   -----------    -----------

        Total operating expenses                2,005,461      2,042,280     3,993,453      3,840,330
                                              -----------    -----------   -----------    -----------

Operating income (loss)                          (281,538)       758,412      (246,541)     1,429,426

Interest expense, net                              22,574          4,977        30,569         10,077
                                              -----------    -----------   -----------    -----------

Income (loss) before income taxes                (304,112)       753,435      (277,110)     1,419,349

Provision (benefit) for income taxes              (34,281)       152,107       (31,460)       241,402
                                              -----------    -----------   -----------    -----------

Net income (loss)                             ($  269,831)   $   601,328   ($  245,650)   $ 1,177,947
                                              ===========    ===========   ===========    ===========


Net income (loss) per common share:
            - Basic                           ($     0.03)   $      0.06   ($     0.03)   $      0.12
                                              ===========    ===========   ===========    ===========
            - Diluted                         ($     0.03)   $      0.06   ($     0.03)   $      0.12
                                              ===========    ===========   ===========    ===========



Weighted average common shares
        outstanding - Basic                     9,749,975      9,697,486     9,749,975      9,665,729

Dilutive effect of common stock equivalents         - 0 -        437,493         - 0 -        439,866
                                                ---------     ----------     ---------     ----------

Weighted average common shares
        outstanding - Diluted                   9,749,975     10,134,979     9,749,975     10,105,595
                                                =========     ==========     =========     ==========



        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Six months ended
                                                                           December 31,
                                                                   --------------------------

                                                                       2000           1999
                                                                   -----------    -----------
 Cash flows from operating activities:
 -------------------------------------
    Net income (loss)                                              ($  245,650)   $ 1,177,947
    Adjustment to reconcile net income (loss) to net cash
         used in operating activities:
    Depreciation, amortization and other non-cash items                159,428        218,542
    Gain on disposal of furniture and equipment                         (4,124)         - 0 -

    Changes in items affecting operations
             Restricted cash                                             - 0 -         17,560
             Accounts receivable                                    (2,746,250)    (2,585,142)
             Prepaid expenses and other current assets                (101,616)        36,251
             Inventory                                                (713,539)      (281,966)
             Accounts payable                                        1,006,394        307,199
             Deferred revenues                                          45,000          - 0 -
             Accrued expenses                                          704,175        590,047
                                                                   -----------    -----------
Net cash used in operating activities                               (1,896,182)      (519,562)
                                                                   -----------    -----------
Cash flows from investing activities:
-------------------------------------
    Purchase of furniture and equipment                                (40,328)       (65,669)
    Proceeds from disposal of furniture and equipment                   16,502          - 0 -
    Purchase of software rights and other assets                        (4,980)        (1,225)
                                                                   -----------    -----------
Net cash used in investing activities                                  (28,806)       (66,894)
                                                                   -----------    -----------
Cash flows from financing activities:
-------------------------------------
    Proceeds from exercise of warrants and options                       - 0 -        247,543
    Proceeds from borrowings under revolving credit facilities       2,250,000        250,000
    Repayments of borrowings under revolving credit facilities      (1,200,000)      (250,000)
    Repayments of notes payable                                       (178,693)      (105,078)
    Repayments of capital lease obligations                            (19,160)       (13,004)
                                                                   -----------    -----------
Net cash provided by financing activities                              852,147        129,461
                                                                   -----------    -----------

Effect of exchange rate changes on cash and cash equivalents            (3,630)         1,798
                                                                   -----------    -----------

Net decrease in cash and cash equivalents                           (1,076,471)      (455,197)

Cash and cash equivalents:
--------------------------
    Beginning of period                                              1,139,178      1,313,853
                                                                   -----------    -----------
    End of period                                                  $    62,707    $   858,656
                                                                   ===========    ===========

Supplemental cash flow information:
-----------------------------------
Cash paid for interest                                             $    39,411    $    20,722
                                                                   ===========    ===========
Cash paid for income taxes                                         $     - 0 -    $   236,000
                                                                   ===========    ===========
Non cash investing and financing activities:
--------------------------------------------
    Acquisition of furniture, equipment and other current assets
         through capital leases                                    $   294,070    $     - 0 -
                                                                   ===========    ===========


        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Notes to Consolidated Financial Statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2000 should be read in conjunction with the accompanying statements. These statements include all adjustments the Company believes are necessary for a fair presentation of the statements. Prior period amounts reflect all necessary reclassifications for any recent accounting pronouncement. The interim operating results are not necessarily indicative of the results for a full year.

During its second quarter of fiscal 2001, the Company adopted the Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives". Accordingly, net sales amounts for current and prior periods reflect the reclassification of consumer and retailer rebate costs, from selling, general and administrative expenses to net sales.

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

Permanent Racking and Fixture Costs

The Company has included the costs of all permanent racking and fixtures already shipped to retail stores for use in its Store-In-A-Store ("SIAS") program within the Balance Sheet classification of "Prepaid expenses and other current assets". The Company expenses these costs over a one-year period from the date the racks are placed into use at retail locations. As of December 31, 2000, the Company had $184,000 of these costs reflected in the "Prepaid expenses and other current assets" section of its Balance Sheet. Any costs relating to permanent racking and fixtures not yet in use at retail locations are classified in the inventory section of the Company's Balance Sheet, and as of December 31, 2000 these costs amounted to $109,000.

2.  Liquidity

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable; the timeliness of product returns and the Company's ability to resell such products after return; the creditworthiness of the primary distributors and retail customers of the Company's products; the continuing retail demand for value-priced PC game software; the development and sell-through of the Company's products, the costs of developing, producing and marketing such products; and various other factors, many of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes cash and working capital balances, in addition to the Company's revolving credit facilities, should be sufficient to fund the Company's operations through at least October 31, 2001. However, there can be no assurances that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

3.  Comprehensive Income (Loss)

Comprehensive income (loss) is computed as follows:

                                                Three Months Ended           Six Months Ended
                                                    December 31,               December 31,
                                             -----------------------     -------------------------
                                                 2000         1999          2000          1999
                                             ----------    ---------     ----------    -----------

Net income (loss)                            ($ 270,000)   $ 601,000     ($ 246,000)   $ 1,178,000
Other comprehensive income (loss):
   Foreign currency translation adjustment       75,000       (9,000)        14,000        10,000
                                             ----------    ---------     ----------    -----------
Comprehensive income (loss)                  ($ 195,000)   $ 592,000     ($ 232,000)   $ 1,188,000
                                             ==========    =========     ==========    ===========

4.  Common Stock

On November 10, 2000, the Company received notification from Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4) (the "Rule"). In accordance with Marketplace Rule 4310 (c) (8) (B), the Company had 90 calendar days, or until February 8, 2001, to regain compliance with this Rule. On February 7, 2001, the Company requested a hearing before a Nasdaq Listing Qualifications Panel, which has stayed the delisting of the Company's common stock from the Nasdaq SmallCap Market pending the Panel's decision. The Company's hearing is scheduled for March 23, 2001. As of February 12, 2001, the Company continued to satisfy all other aspects of its listing agreement for the Nasdaq SmallCap Market.

5.  Operations by Reportable Segments and Geographic Area

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

Geographic information for the three and six months ended December 31, 2000 and 1999 is based on the location of the selling entity. The Company records international net sales from both of its North American and United Kingdom locations. Information about the Company's operations by segmented geographic locations for the three and six months ended December 31, 2000 and 1999 is presented below.

Three months ended
------------------
                         North America   United Kingdom   Eliminations   Consolidated
                         -------------   --------------   ------------   ------------
December 31, 2000:
------------------
Net sales                 $ 3,424,000      $   768,000    ($   324,000)  $ 3,868,000
Operating income (loss)      (311,000)          29,000           - 0 -      (282,000)
Assets                    $ 9,424,000      $ 1,340,000    ($ 1,206,000)  $ 9,558,000

December 31, 1999:
------------------
Net sales                 $ 4,025,000      $   612,000    ($   275,000)  $ 4,362,000
Operating income (loss)       731,000           27,000           - 0 -       758,000
Assets                    $ 7,845,000      $ 1,176,000    ($ 1,407,000)  $ 7,614,000


Six months ended
----------------
                         North America   United Kingdom   Eliminations   Consolidated
                         -------------   --------------   ------------   ------------
December 31, 2000:
------------------
Net sales                 $ 6,965,000      $ 1,359,000    ($   532,000)   $ 7,792,000
Operating income (loss)      (151,000)         (96,000)         - 0 -       (247,000)
Assets                    $ 9,424,000      $ 1,340,000    ($ 1,206,000)   $ 9,558,000

December 31, 1999:
------------------
Net sales                 $ 7,686,000      $ 1,189,000    ($   440,000)   $ 8,435,000
Operating income (loss)     1,384,000           45,000          - 0 -       1,429,000
Assets                    $ 7,845,000      $ 1,176,000    ($ 1,407,000)   $ 7,614,000




6.  Revolving Credit Facilities

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility ("new credit facility") with a commercial bank, which expires on October 31, 2001. This credit facility was established to provide, among other things, additional working capital to support the Company's operations. Amounts outstanding under this new credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The new credit facility is collateralized by substantially all of the Company's assets. The new credit facility requires the Company, among other things, to maintain certain financial covenants, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this new credit facility had an initial minimum effective net worth covenant starting at $3.1 million at June 30, 2000, which increases by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. Effective net worth is defined as the Company's stockholders' equity less its intangibles and other assets.

As of December 31, 2000, the Company was not in compliance with the maximum senior debt to effective net worth ratio and minimum effective net worth covenants. The bank has waived the Company's non-compliance with these covenants at December 31, 2000. The Company believes that it will continue to be in non-compliance with the already identified covenants through June 30, 2001 and is currently working with its bank on a mutually agreeable resolution to the non-compliance issue. As of February 12, 2001, the Company had a $950,000 outstanding balance under this credit facility and continues to have full access to the remaining balance available under this $2,000,000 credit facility.

The Company's United Kingdom operation has a $225,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of February 12, 2001, the Company did not have any outstanding balance under this credit facility, which expires on September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements as of December 31, 2000 include the accounts of eGames, Inc. (the "Company") and its wholly-owned subsidiary.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding international sales; the longer-term placement of the Company's Store-In-A-Store displays in retail stores and the effect this longer-term placement will have on product sell-through and replenishment orders; the programs implemented by the Company designed to increase sales through its website; the ability of the Company's Store-In-A-Store program to decrease the rate of product returns due to longer product exposure on retailers' product shelves; the Company's ability to achieve a more profitable balance between short-term promotional sales programs and longer-term, non-promotional sales programs in the food and drug retail channel; the Store-In-A-Store program continuing to be an important component of the Company's sales strategy for fiscal 2001; the Company's efforts to increase distribution of its products via the Internet; the Company's strategy of improving its gross profit margins in the Store-In-A-Store program by seeking to enter into licensing and replication arrangements with third-party publishers to allow the Company to reduce its third-party product acquisition costs; the
Company's ability to manage its cost structure; the payment of certain promotional costs resulting in increased sell-through rates for the Company's products during short-term promotional programs; resolution of the Company's non-compliance with certain covenants under its revolving credit facility with its commercial bank; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the foreseeable future; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward-looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance of the Company's Store-In-A-Store program in the food and drug retail channel and the sustainability of the program over time; the ability of the Store-In-A-Store program to secure longer-term shelf space for the Company's products; whether the longer-term placement of the Company's products at retail will result in better sell-through rates and therefore fewer returns from the food and drug retail channel; the effectiveness of the steps the Company has taken to increase website sales of its product; the Company's ability to enter into licensing and replication agreements with third-party publishers or other content providers on commercially acceptable terms; the market acceptance and successful sell-through results for the Company's products at retail stores and the ability of the Company to accurately estimate sell-through volume when an order is shipped; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the success of the Company's distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" on pages 18 to 22, as well as in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, and Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, each as filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations

Three Months Ended December 31, 2000 and 1999

Net Sales

Net sales for the quarter ended December 31, 2000 were $3,868,000 compared to $4,362,000 for the quarter ended December 31, 1999, representing a decrease of $494,000 or 11%. This $494,000 decrease in net sales resulted primarily from a $1,483,000 decrease in net sales to North American traditional consumer software retailers, which was partially offset by a net sales increase of $839,000 to North American food and drug retailers and a $150,000 net sales increase to international customers. Market factors that negatively affected the Company's net sales to North American traditional consumer software retailers included: distribution partners reducing their inventories by decreasing their replenishment orders for the Company's products; increased competition in the value-priced segment of the consumer software marketplace as several major software publishers initiated price cuts on previously higher-priced products and overall slower sales of PC game software in traditional retail software channels; and, certain office superstores reducing their selection of value-priced consumer software products, requiring the Company to increase its return provisions for the quarter.

The table below represents the Company's net sales by distribution channel for the quarters ended December 31, 2000 and 1999, respectively.

                                                        Quarter Ended    Quarter Ended
                                                         December 31,     December 31,     Increase
Distribution Channel                                         2000             1999        (Decrease)
------------------------------------------------------   ------------     ------------   ------------
North American traditional consumer software retailers    $   822,000      $ 2,305,000   ($ 1,483,000)
North American food and drug retailers                      2,130,000        1,291,000        839,000
International retailers                                       916,000          766,000        150,000
------------------------------------------------------   ------------     ------------   ------------
Total net sales                                           $ 3,868,000      $ 4,362,000   ($  494,000)
                                                         ============     ============   ============

As noted in the table above, the Company's net sales to North American food and drug retailers increased by $839,000. This $839,000 increase in net sales was comprised of a $1,343,000 increase in net sales of third-party publisher software titles, which was partially offset by a $504,000 decrease in net sales of the Company's software titles into this channel. The $1,343,000 increase in net sales of third-party publisher software titles was generated primarily from the continued implementation of the Company's Store-In-A-Store ("SIAS") program. This program provides a one-stop category-managed solution to food and drug retailers for their consumer entertainment software needs through customized permanent racking fixtures and fulfilling orders to fill these displays. The displays are designed to remain in the retail stores for a one to two-year period, allowing longer periods of time for product sell-through and replenishment.

The $504,000 decrease in net sales of the Company's software titles to food and drug retailers was caused primarily by several factors, including: weaker than anticipated sell-through results of newly produced promotional titles; and increased return provisions and price markdowns required for various promotional programs sold on a short-term basis (six to eight weeks) using temporary corrugated displays.

The Company's international net sales for the quarter ended December 31, 2000 increased by $150,000 compared to net sales for the same period during the prior year. This $150,000 net sales increase was primarily the result of increased sales to food and drug retailers throughout the United Kingdom. As a percentage of net sales, the Company's international net sales represented 24% and 18% of the Company's net sales for the quarters ended December 31, 2000 and 1999, respectively. For the remainder of fiscal 2001, the Company anticipates that international net sales will be approximately 20% of consolidated net sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into cross-promotional agreements with larger, high-profile companies to offer coupons for discounts for the Company's products on websites and in newsletters; continual improvements and updates to its website and electronic distribution capabilities; and incorporation of optional, user-friendly on-line functionality into its products. Net sales of the Company's products via the Internet for the quarters ended December 31, 2000 and 1999 were $43,000 and $37,000, respectively, or approximately 1% of the Company's net sales during both quarters.

During the quarters ended December 31, 2000 and 1999, the Company's provisions for product returns were $1,898,000 and $805,000, respectively, or 33% and 16% of the Company's gross sales, respectively. This $1,093,000 increase in the provision for product returns resulted primarily from the expansion of the number of distribution partners used to distribute the Company's products and selling directly to retailers. All of these non-exclusive arrangements between the Company and its distributors and retailers allow for product returns or markdowns. Additionally, higher product returns have been experienced in the food and drug retail channel due to many sales programs being sold as short-term promotional displays. As a result of this short selling period, the Company has experienced higher product returns in food and drug retail stores compared to product returns from traditional software retail stores where the Company's products typically have a longer period of time to sell through to consumers.

During the remainder of fiscal 2001, the Company's strategy for the food and drug channel is to obtain a more profitable balance between short-term promotional sales programs and longer-term, non-promotional sales programs and a product mix that includes more of the Company's software titles or licensed third-party titles, which in turn, should increase the profitability of the Store-In-A-Store program. During the initial implementation of the Store-In-A-Store program, the Company's costs have offset many of the benefits projected for this program. However, this program has allowed the Company to secure longer-term shelf space for its products in food and drug stores. This longer-term shelf space should increase the Company's product sell-through resulting in replenishment orders and increased profitability. This strategy should also help reduce the Company's exposure to product returns in this channel. This Store-In-A-Store strategy remains an important component of the Company's sales strategy for fiscal 2001.

Cost of Sales

Cost of sales for the quarter ended December 31, 2000 were $2,144,000 compared to $1,562,000 for the quarter ended December 31, 1999, representing an increase of $582,000 or 37%. Additionally, the cost of sales, as a percentage of net sales, increased to 55.4% for the quarter ended December 31, 2000 compared to 35.8% for the quarter ended December 31, 1999. This $582,000 increase in cost of sales and 19.6% increase in cost of sales, as a percentage of net sales, were both caused primarily by a change in the product mix between the Company's software titles and third-party publisher software titles resulting in a $710,000 increase in product costs associated with increased sales of the lower margin third-party publisher software titles through the Company's Store-In-A-Store program. This increase was partially offset by a $260,000 decrease in product costs incurred in the replication of the Company's own software titles due to lower sales of the Company's software titles during the quarter as discussed above. In addition, the Company recorded a $70,000 increase in the provision of inventory obsolescence necessitated by product discontinuances. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the quarter ended December 31, 2000 decreased to 44.6% of net sales from 64.2% of net sales for the quarter ended December 31, 1999. This 19.6% decrease in gross profit margin, as a percentage of net sales, was caused primarily by an increase in product costs, as a percentage of net sales, due to: increased sales of third-party software titles on which the Company earns a lower profit margin than it earns from the sale of its own software titles; discounted sales of certain of the Company's software titles in consumer promotional programs; sales of newly developed promotional titles with lower margins; increased royalty rates for Company-developed software titles; and increased provisions for inventory obsolescence necessitated by product discontinuances. The Company is working towards improving its gross profit margins in the Store-In-A-Store program by seeking to enter into licensing and replication arrangements with certain third-party publishers to allow the Company to reduce its third-party product acquisition costs. However, the Company anticipates

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

continuing to realize lower gross profit margins during the remainder of fiscal 2001, due to the continued need of acquiring higher costing finished good products of third-party publisher titles for sales within the SIAS program.

Operating Expenses

Product development expenses for the quarter ended December 31, 2000 were $176,000 compared to $221,000 for the quarter ended December 31, 1999, a decrease of $45,000 or 20%. This decrease was caused primarily by a decrease in salary and related costs due to headcount reductions among the Company's technology-related staff and no employee bonus accrual for the quarter ended December 31, 2000.

Selling, general and administrative expenses for the quarter ended December 31, 2000 were $1,829,000 compared to $1,822,000 for the quarter ended December 31, 1999, an increase of $7,000. This $7,000 increase in selling, general and administrative expenses was caused primarily from an increase in the operating costs of the Company's United Kingdom operation needed to support its increase in net sales.

In January 2001, the Company effected a 25% reduction in its workforce in order to save an estimated $150,000 in salary and related expenses per quarter. The Company is also reducing its utilization of outside professional service vendors in order to continue to cut operating expenses going forward.

Interest Expense, Net

Net interest expense for the quarter ended December 31, 2000 was $23,000 compared to $5,000 for the quarter ended December 31, 1999, an increase of $18,000. The $18,000 increase was primarily due to the increased utilization of the revolving credit facility during the quarter ended December 31, 2000.

Provision (Benefit) for Income Taxes

Benefit for income taxes for the quarter ended December 31, 2000 was ($34,000) compared to a provision for income taxes of $152,000 for the quarter ended December 31, 1999, a decrease in the provision for income taxes of $186,000. This $186,000 decrease in the provision for income taxes was primarily due to the $1,058,000 decrease in the Company's income (loss) before income taxes for the quarter ended December 31, 2000 compared to the same quarter last fiscal year.

Net Income (Loss)

As a result of the various factors discussed above, the Company recorded a net loss of ($270,000) for the quarter ended December 31, 2000 compared to net income of $601,000 for the quarter ended December 31, 1999, a decrease of $871,000.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 385,004 for the quarter ended December 31, 2000 to 9,749,975 from 10,134,979 for the quarter ended December 31, 1999. This 385,004 decrease in weighted average common shares outstanding was caused primarily by a decrease in common stock equivalents resulting from the Company's recording of a net loss for the quarter ended December 31, 2000. Such common stock equivalents were excluded from the diluted shares calculation, because their inclusion would have had an anti-dilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Six Months Ended December 31, 2000 and 1999

Net Sales

Net sales for the six months ended December 31, 2000 were $7,792,000 compared to $8,435,000 for the six months ended December 31, 1999, representing a decrease of $643,000 or 8%. This $643,000 decrease in net sales resulted primarily from a $2,847,000 decrease in net sales to North American traditional consumer software retailers, which was partially offset by an increase of $1,992,000 in net sales to North American food and drug retailers and a $212,000 increase in net sales to international customers. Market factors that negatively affected net sales to the North American traditional consumer software retailers included: distribution partners reducing their inventories by decreasing their replenishment orders for the Company's products; increased competition in the value-priced segment of the consumer software marketplace as several major software publishers initiated price cuts on previously higher-priced products and overall slower sales of PC game software in traditional retail software channels; and, certain office superstores reducing their selection of value-priced consumer software products, requiring the Company to increase its return provisions for the six months ended December 31, 2000.

The table below represents the Company's net sales by distribution channel for the six months ended December 31, 2000 and 1999, respectively.

                                                         Six Months Ended   Six Months Ended
                                                            December 31,       December 31,     Increase
Distribution Channel                                            2000              1999          (Decrease)
------------------------------------------------------   ----------------   ----------------   ------------
North American traditional consumer software retailers        $ 1,982,000        $ 4,829,000   ($ 2,847,000)
North American food and drug retailers                          4,183,000          2,191,000      1,992,000
International retailers                                         1,627,000          1,415,000        212,000
------------------------------------------------------   ----------------   ----------------   ------------
Total net sales                                               $ 7,792,000        $ 8,435,000   ($   643,000)
                                                         =================  ================   ============

As noted in the table above, the Company's net sales to North American food and drug retailers increased by $1,992,000. This $1,992,000 increase in net sales was comprised of a $1,542,000 increase in net sales of third-party publisher software titles and a $450,000 increase in the net sales of the Company's software titles into this channel. The $1,542,000 increase in net sales of third-party publisher software titles to North American food and drug retailers was generated primarily from the continued implementation of the Company's Store-In-A-Store ("SIAS") program. This program provides a one-stop category-managed solution to food and drug retailers for their consumer entertainment software needs through customized permanent racking fixtures and fulfilling orders to fill these displays. The displays are designed to remain in the retail stores for a one to two-year period, allowing longer periods of time for product sell-through and replenishment.

The $450,000 increase in net sales of the Company's software titles to food and drug retailers also resulted from the roll-out of the Company's Store-In-A-Store program, but was negatively impacted by weaker than anticipated sell-through results of newly produced promotional titles and increased return provisions and price markdowns required for various promotional programs sold on a short-term basis ranging from six to eight weeks using temporary corrugated displays.

The Company's international sales for the six months ended December 31, 2000 increased by $212,000 compared to sales for the same period during the prior year. This $212,000 net sales increase is primarily the result of increased sales to food and drug retailers throughout the United Kingdom. As a percentage of net sales, the Company's international net sales represented 21% and 17% of the Company's net sales for the six months ended December 31, 2000 and 1999, respectively. For the remainder of fiscal 2001, the Company anticipates that international net sales will be approximately 20% of consolidated net sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into cross-promotional agreements with larger, high-profile companies to offer coupons for discounts of the Company's products on websites and in newsletters, continual improvements and updates to its website and electronic distribution capabilities; and
incorporation of optional, user-friendly on-line functionality into its products. Net sales of the Company's products via the Internet for the six months ended December 31, 2000 and 1999 were $74,000 and $58,000, respectively, or approximately 1% of the Company's net sales during both six month periods.

During the six months ended December 31, 2000 and 1999, the Company's provisions for product returns were $3,301,000 and $1,846,000, respectively, or 30% and 18% of the Company's gross sales, respectively. This $1,455,000 increase in the provision for product returns resulted primarily from the expansion of the number of distribution partners used to distribute the Company's products and selling directly to retailers. All of these non-exclusive arrangements between the Company and its distributors and retailers allow for product returns or markdowns. Additionally, higher product returns have been experienced in the food and drug retail channel due to many sales programs being sold as short-term promotional displays. As a result of this short selling period, the Company has experienced higher product returns in food and drug retail stores compared to product returns from traditional software retail stores where the Company's products typically have a longer period of time to sell through to consumers.

During the remainder of fiscal 2001, the Company's strategy for the food and drug channel is to obtain a more profitable balance between short-term promotional sales programs and longer-term, non-promotional sales programs and a product mix that includes more of the Company's software titles or licensed third-party titles, which in turn, should increase the profitability of the Store-In-A-Store program. During the initial implementation of the Store-In-A-Store program, the Company's costs have offset many of the benefits projected for this program. However, this program has allowed the Company to secure longer-term shelf space for its products in food and drug stores. This longer-term shelf space should increase the Company's product sell-through resulting in replenishment orders and increased profitability. This strategy should also help reduce the Company's exposure to product returns in this channel. This Store-In-A-Store strategy remains an important component of the Company's sales strategy for fiscal 2001.

Cost of Sales

Cost of sales for the six months ended December 31, 2000 were $4,045,000 compared to $3,165,000 for the six months ended December 31, 1999, representing an increase of $880,000 or 28%. Additionally, the cost of sales, as a percentage of net sales, increased to 51.9% for the six months ended December 31, 2000 compared to 37.5% for the six months ended December 31, 1999. This $880,000 increase in cost of sales and 14.4% increase in cost of sales, as a percentage of net sales, were both caused primarily by a change in the product mix between the Company's software titles and third-party publisher software titles resulting in a $950,000 increase in product costs associated with increased sales of the lower margin third-party publisher software titles through the Company's Store-In-A-Store program. This increase was partially offset by a $195,000 decrease in product costs incurred in the replication of the Company's own software titles due to lower sales of the Company's software titles discussed above. In addition, the Company recorded a $70,000 increase in the provision for inventory obsolescence necessitated by product discontinuances. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the six months ended December 31, 2000 decreased to 48.1% of net sales from 62.5% of net sales for the six months ended December 31, 1999. This 14.4% decrease in gross profit margin, as a percentage of net sales, was caused primarily by an increase in product costs, as a percentage of net sales, due to: increased sales of third-party software titles on which the Company earns a lower profit margin than it earns from the sale of its own software titles; discounted sales of certain of the Company's software titles in consumer promotional programs; sales of newly developed promotional titles with lower margins; increased royalty rates for Company developed software titles; and increased provisions for inventory obsolescence necessitated by product discontinuances. The Company is working towards improving its gross profit margins in the Store-In-A-Store

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

program by seeking to enter into licensing and replication arrangements with certain third-party publishers to allow the Company to reduce its third-party product acquisition costs. However, the Company anticipates continuing to realize lower gross profit margins during the remainder of fiscal 2001, due to the continued need of acquiring higher costing finished good products of third-party publisher titles for sales within the SIAS program.

Operating Expenses

Product development expenses for the six months ended December 31, 2000 were $358,000 compared to $464,000 for the six months ended December 31, 1999, a decrease of $106,000 or 23%. This $106,000 decrease was caused primarily by a decrease in salary and related costs due to headcount reductions among the Company's technology-related staff and no employee bonus accrual for the six months ended December 31, 2000.

Selling, general and administrative expenses for the six months ended December 31, 2000 were $3,636,000 compared to $3,377,000 for the six months ended December 31, 1999, an increase of $259,000 or 8%. This $259,000 increase was caused primarily by increases in: marketing promotional expenses of $280,000, salary and related expenses of $80,000 and operating expenses from the Company's United Kingdom operation of $40,000, which increases were partially offset by a $150,000 decrease in professional services costs. The Company is incurring increases in marketing promotional costs in order to potentially increase the sell-through rate for its products during short-term promotional programs that retailers offer periodically to their customers. These marketing costs may decrease, as a percentage of net sales, if the Company's Store-In-A-Store program successfully expands the longer-term placement of the Company's products in the food and drug channel. Additionally, the Company continues to experience higher promotional costs in the traditional software retail channels due to increased competition for shelf space and related expenses charged by retailers and distributors to promote and support sales of the Company's products.

In January 2001, the Company effected a 25% reduction in its workforce in order to save an estimated $150,000 in salary and related expenses per quarter. The Company is also reducing its utilization of outside professional service vendors in order to continue to cut operating expenses going forward.

Interest Expense, Net

Net interest expense for the six months ended December 31, 2000 was $31,000 compared to $10,000 for the six months ended December 31, 1999, an increase of $21,000. The $21,000 increase was primarily due to the increased utilization of the revolving credit facility during the six months ended December 31, 2000.

Provision (Benefit) for Income Taxes

Benefit for income taxes for the six months ended December 31, 2000 was ($31,000) compared to a provision for income taxes of $241,000 for the six months ended December 31, 1999, a decrease in the provision for income taxes of $272,000. This $272,000 decrease in the provision for income taxes was primarily due to the $1,696,000 decrease in the Company's income (loss) before income taxes for the six months ended December 31, 2000 compared to the same period last fiscal year.

Net Income (Loss)

As a result of the various factors discussed above, the Company recorded a net loss of ($246,000) for the six months ended December 31, 2000 compared to net income of $1,178,000 for the six months ended December 31, 1999, a decrease of $1,424,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 355,620 for the six months ended December 31, 2000 to 9,749,975 from 10,105,595 for the six months ended December 31, 1999. This 355,620 decrease in weighted average common shares outstanding was caused primarily by a decrease in common stock equivalents resulting from the Company's recording of a net loss for the six months ended December 31, 2000. Such common stock equivalents were excluded from the diluted shares calculation, because their inclusion would have had an anti-dilutive effect.

Liquidity and Capital Resources

As of December 31, 2000, the Company's cash and working capital balances were $63,000 and $3,045,000 respectively, and the Company's total stockholders' equity balance at December 31, 2000 was $3,465,000.

Net cash used in operating activities was approximately $1,896,000 and $520,000 for the six months ended December 31, 2000 and 1999, respectively. The $1,896,000 in net cash used in operating activities resulted primarily from increases of $2,746,000 and $714,000 in accounts receivable and inventory, respectively, which increases were partially offset by increases of $1,006,000 and $704,000 in accounts payable and accrued expenses, respectively. The $2,746,000 increase in accounts receivable resulted primarily from slower cash collections from the Company's customers caused by slow sell-through rates of the Company's products at retail. The $1,006,000 increase in accounts payable resulted primarily from the increased cost of purchasing third-party publisher software titles for distribution in the Company's Store-In-A-Store program to food and drug retailers. Additionally, the Company's net loss for the six months ended December 31, 2000 was $246,000, inclusive of depreciation, amortization and other non-cash expenses of $159,000.

Net cash used in investing activities was approximately $29,000 and $67,000 for the six months ended December 31, 2000 and 1999, respectively. The $29,000 in net cash used in investing activities resulted primarily from $40,000 in purchases of furniture and equipment, which was partially offset by $17,000 in proceeds from the disposal of furniture and equipment.

Net cash provided by financing activities for the six months ended December 31, 2000 and 1999 was $852,000 and $129,000, respectively. The $852,000 in net cash provided by financing activities reflects net proceeds from the Company's borrowing of $2,250,000 under the revolving credit facilities, which was partially offset by repayments of this borrowing under the revolving credit facilities, notes payable and capital lease obligations of $1,200,000, $179,000 and $19,000, respectively.

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility ("new credit facility") with a commercial bank, which expires on October 31, 2001. This credit facility was established to provide, among other things, additional working capital to support the Company's operations. Amounts outstanding under this new credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The new credit facility is collateralized by substantially all of the Company's assets. The new credit facility requires the Company, among other things, to maintain certain financial covenants, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this new credit facility had an initial minimum effective net worth covenant starting at $3.1 million at June 30, 2000, which increases by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. Effective net worth is defined as the Company's stockholders' equity less its intangibles and other assets.

As of December 31, 2000, the Company was not in compliance with the maximum senior debt to effective net worth ratio and minimum effective net worth covenants. The bank has waived the Company's non-compliance with these covenants at December 31, 2000. The Company believes that it will continue to be in non-compliance with the already identified covenants through June 30, 2001 and is currently working with its bank on a mutually agreeable resolution to the non-compliance issue. As of February 12, 2001, the Company had a $950,000 outstanding balance under this credit facility and continues to have full access to the remaining balance available under this $2,000,000 credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's United Kingdom operation has a $225,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of February 12, 2001, the Company did not have any outstanding balance under this credit facility, which expires on September 30, 2001.

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable; the timeliness of product returns and the Company's ability to resell such products after return; the creditworthiness of the primary distributors and retail customers of the Company's products; the continuing retail demand for value-priced PC game software; the development and sell-through of the Company's products, the costs of developing, producing and marketing such products; and various other factors, many of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes cash and working capital balances, in addition to the Company's revolving credit facilities mentioned above, should be sufficient to fund the Company's operations through at least October 31, 2001. However, there can be no assurances that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

On November 10, 2000, the Company received notification from Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4) (the "Rule"). In accordance with Marketplace Rule 4310 (c) (8) (B), the Company had 90 calendar days, or until February 8, 2001, to regain compliance with this Rule. On February 7, 2001, the Company requested a hearing before a Nasdaq Listing Qualifications Panel, which has stayed the de-listing of the Company's common stock from the Nasdaq SmallCap Market pending the Panel's decision. The Company's hearing is scheduled for March 23, 2001. As of February 12, 2001, the Company continued to satisfy all other aspects of its listing agreement for the Nasdaq SmallCap Market.

New Accounting Pronouncements

The Company is currently evaluating the potential impact of Emerging Issues Task Force 00-10 "Accounting for Shipping and Handling Fees and Costs" and Staff Accounting Bulletin 101 "Revenue Recognition" and related amendments and interpretations. These pronouncements become effective no later than the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of these or any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Risk Factors

This report contains certain forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation: economic and competitive conditions in the software business affecting the demand for the Company's products; the Company's need for additional funds; the ability to hire and retain key management personnel to manage anticipated growth; the development, market acceptance and timing of new products; access to distribution channels; and the renewal of licenses for key software products. Those factors, the factors discussed below, and the factors identified on page 9 of Management's Discussion and Analysis, should be considered by investors in the Company. All forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.

Maintaining Profitability. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal year 1998 was the first year that the Company earned a profit. The Company has earned $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and
1998, respectively, and the accumulated deficit for the Company at June 30, 2000 was approximately $6,016,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities mainly through operations and bank borrowings. During the first quarter of fiscal 2001, the Company earned $24,000, and during the second quarter of fiscal 2001, the Company was not profitable, sustaining a loss of $270,000. Given current market conditions in the entertainment software industry, and the Company's financial performance in fiscal 2001 to date, there can be no assurance that the Company will be able to earn a profit in fiscal 2001. The Company's operations today continue to be subject to all of the risks inherent in the development of a recently profitable business, particularly in a highly competitive industry, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues and profits from the development, marketing and distribution of its current and future software products.

Risks Inherent in the Consumer Entertainment Software Business. The development of multimedia software products, which can combine text, sound, high quality graphics, images and video, is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and outside developers. Some of the factors that could affect the Company's future success include, but are not limited to, the ability of the Company to generate sufficient funds from operations or find other financing sources to obtain quality product content; to overcome problems and delays in product development; and to successfully implement the Company's sales, distribution and marketing strategy. There can be no assurance the Company will be successful in
maintaining  and  expanding  a  sustainable  consumer   entertainment   software
business.

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

Risk of Customer Business Failure. Distributors and retailers in the computer industry and in mass-market retail channels have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities, particularly under current market conditions in the software industry. The insolvency or business failure of any significant retailer or distributor of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment.

The Company maintains allowances for uncollected receivables that it believes to be adequate, but the actual allowance maintained may not be sufficient. The failure to pay an outstanding receivable by a significant customer or distributor could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Consumer Entertainment Software Market is Highly Competitive and Changes Rapidly. The market for consumer entertainment software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for the same amount of shelf space. Retailers have a limited amount of shelf space on which to display consumer entertainment software products. Therefore, there is intense competition among consumer entertainment software publishers for adequate levels of shelf space and promotional support from retailers. As the number of software titles continues to increase, the competition for shelf space continues to intensify, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company's products represent a relatively small percentage of any retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or promote the Company's products with adequate levels of shelf space and promotional support. Most of the Company's competitors have substantially greater sales, marketing, development and financial resources. Moreover, the Company's present or future competitors may be able to develop products, which are comparable or superior to those offered by the Company, offer lower priced products or adapt more quickly than the Company to new technologies or evolving customer requirements. The Company's competitors also have more money to spend on marketing promotions and advertising efforts. Competition is expected to intensify. In order to be successful in the future, the Company must be able to respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that the Company will be able to compete effectively in its market or that future competition will not have a material adverse effect on its business operating results and financial condition.

Need for Additional Funds. The Company's future capital requirements will depend on many factors, but particularly on cash flow from sales of the Company's products and access to the Company's $2,000,000 revolving credit facility with a commercial bank that expires on October 31, 2001. If the Company is not able to achieve cash flow from operations at a level sufficient to support its business, the Company may require additional funds to sustain and expand its product development, marketing and sales activities. Adequate funds for these purposes may not be available or may be available only on terms that would result in significant dilution or otherwise be unfavorable to existing stockholders. If the Company is unable to secure additional funding, or if the Company is unable to obtain adequate funds from operations or other external sources when required, the Company's inability to do so would have a material adverse effect on the long-term viability of the Company.

Listing of Securities; Risk of Low Priced Stocks. The Company's common stock is listed on the Nasdaq SmallCap Market under the symbol EGAM. A listed company may be de-listed if it fails to maintain minimum levels of Stockholders' equity, bid price, shares publicly held, number of Stockholders or aggregate market value, or if it violates other aspects of its listing agreement. On November 10, 2000, the Company received notification from Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4) (the "Rule"). In accordance with Marketplace Rule 4310 (c) (8) (B), the Company had 90 calendar days, or until February 8, 2001, to regain compliance with this Rule. On February 7, 2001, the Company requested a hearing before a Nasdaq Listing Qualifications Panel, which has stayed the de-listing of the Company's common stock from the Nasdaq SmallCap Market pending the Panel's decision. If the Company fails to regain compliance with the minimum bid price or any other criteria for trading on the Nasdaq
SmallCap Market, its Common Stock may be de-listed. Public trading, if any, would thereafter be conducted in the over-the-counter market in the so-called

"pink sheets," or on the NASD's "Electronic Bulletin Board." If the common stock were de-listed, it may be more difficult to dispose of, or even to obtain quotations as to the price of, the common stock and the price offered for the common stock may be substantially reduced.

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

Substantial Expenses and Resources Can Be Used to Defend Infringement Claims; Effects of Settlements are Uncertain. The Company may from time to time be notified that it is infringing on the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third party developers will create new products and technology that may give rise to claims of infringement. In February 2000, the Company was sued for trademark and copyright infringement by Hasbro Interactive, Inc. (the "Hasbro Action"). Although this case has been settled, the Company incurred significant defense costs and utilized internal resources to defend this action prior to the settlement. Additionally, pursuant to the settlement of this case, the Company agreed to discontinue selling certain of its software titles after September 30, 2000, which titles accounted for $2,100,000 and $2,000,000 in the Company's net sales for fiscal 2000 and 1999, respectively, or 15% and 20% of net sales for those same fiscal years. Although the Company is working with its retail and distribution customers to replace these titles with acceptable alternatives from the Company's existing and newly released product offerings, there can be no assurance that these replacement titles will generate similar sales for the Company. There can also be no assurance that other third parties will not initiate infringement actions against the Company in the future. Any future claims could result in substantial cost to and diversion of resources of the Company. If the Company is found to be infringing the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed, or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the commencement of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

Risks Associated With the Company's Distribution of Third-Party Software Titles. During the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, the Company launched its Store-In-A-Store program and other related programs in the food and drug retail channels. These programs have required the Company to purchase software titles from third-party software publishers in order to fulfill the orders placed for these retail programs. In some cases, beginning in the Company's fiscal second quarter, the agreements governing the purchase of these third-party software titles may provide that the third-party publisher will not accept returns of the software, unless such software is defective. Therefore, if the Company is required to accept returns of these software titles from food and drug retailers, the Company will have no recourse against such third-party software publishers. Although the Company believes that it has established adequate reserves for these returns and that the purchase price paid for these titles reflects their non-returnable nature, there can be no assurance that the Company will not experience losses as a result of these transactions in the event that retailers return more product than had been anticipated.

Fluctuations in Quarterly Results; Uncertainty of Future Operating Results; Seasonality. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under the Company's control. Future operating results will depend upon many factors including: the size and rate of growth of the consumer entertainment software market; the demand for the Company's products, particularly value-priced, casual PC games; the level of product and price competition; the level of product returns; the length of the Company's sales cycle; seasonality of customer buying patterns; the timing of new product introductions and product enhancements by the Company and its competitors; the timing of orders from major customers; delays in shipment of products; access to distribution channels; product defects and other quality problems; product life cycles; levels of international sales; changes in foreign currency exchange rates; and the ability of the Company to develop and market new products and control costs. Products are usually shipped as orders are received so the Company typically operates with little or no backlog. Therefore, net sales in any quarter are usually dependent on orders booked and shipped during that quarter.

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

International Sales. International net sales represented 24% and 18% of the Company's net sales for the quarters ended December 31, 2000 and 1999, respectively. The Company anticipates that international net sales will be approximately 20% of the Company's net sales for the remainder of fiscal 2001. The Company's international business is subject to certain risks including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on December 7, 2000. At that meeting, the following matters were acted upon, together with the number of votes cast for, against or withheld as to each such matter:


(i)      The election of the following directors:

                                                        Votes Cast

                                                 For      Against   Abstain
                                             ------------------------------
         Robert M. Aiken, Jr.                 8,892,027    - 0 -    242,279
         Gerald W. Klein                      8,884,827    - 0 -    249,479
         Thomas D. Parente                    8,884,527    - 0 -    249,779
         Lambert C. Thom                      8,891,827    - 0 -    242,479


(ii) Amendment to the Company's 1995 Amended and Restated Stock Option Plan to increase the number of shares of Common Stock reserved for issuance from 1,950,000 to 2,950,000 shares.

                                                        Votes Cast

                                                 For      Against   Abstain
                                              -----------------------------
                                              3,073,489   481,850    35,310

(iii)    Approval of the 2000 Employee Stock Purchase Program for the Company's
             employees.

                                                        Votes Cast

                                                 For      Against   Abstain
                                              -----------------------------
                                              3,123,023   443,766    23,860

(iv)     Ratification of the appointment of KPMG LLP as the Company's auditors for the 2001 fiscal year:

                                                        Votes Cast

                                                 For      Against   Abstain
                                              -----------------------------
                                              9,001,250    85,650    47,406

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.        Description of Exhibit
     -----------        ----------------------
     27.1               Financial Data Schedule


(b)  Reports on Form 8-K

On January 16, 2001, the Company filed a report on Form 8-K regarding a press release announcing the Company's anticipated unaudited results for the three and six months ended December 31, 2000.

On January 30, 2001, the Company filed a report on Form 8-K regarding a press release announcing the Company's unaudited results for the three and six months ended December 31, 2000.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: February 14, 2001                    /s/ Gerald W. Klein
-----------------------                    ---------------------------------
                                           Gerald W. Klein, President, Chief
                                           Executive Officer and Director


Date: February 14, 2001                    /s/ Thomas W. Murphy
-----------------------                    ------------------------------------
                                           Thomas W. Murphy, Chief Financial
                                           Officer and Chief Accounting Officer

                                  Exhibit Index



Exhibit No.             Description of Exhibit              Page Number
-----------             ----------------------              -----------
27.1                    Financial Data Schedule                  27