Form 10QSB
period 2001-03-31
EGAMES INC
filed 2001-05-15
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended March 31, 2001
    |_|                           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of common stock, no par value per share, as of May 11, 2001.

Transitional Small Business Disclosure Format (check one): Yes (  )    No ( X )
                                  eGames, Inc.

                                      INDEX

                                                                           Page
                                                                          ------
Part I.         Financial Information

Item 1.         Financial Statements:

                Consolidated Balance Sheet as of March 31, 2001..........    3

                Consolidated Statements of Operations for the three and
                    nine months ended March 31, 2001 and 2000 ...........    4

                Consolidated Statements of Cash Flows for the nine
                     months ended March 31, 2001 and 2000................    5

                Notes to Consolidated Financial Statements...............   6-9

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................  10-18

                Risk Factors.............................................  19-23

Part II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K.........................    24

Signatures      .........................................................    25

Exhibit Index   .........................................................    26

Exhibits        .........................................................  27-37

Item 1.  Financial Statements

                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                      As of
                                                                     March 31,
ASSETS                                                                 2001
------                                                                 ----
Current assets:
   Cash and cash equivalents                                        $   115,981
   Accounts receivable, net of allowances totaling $3,664,916         3,828,549
   Inventory                                                          2,890,013
   Prepaid expenses and other current assets                            256,793
                                                                    -----------
          Total current assets                                        7,091,336

Furniture and equipment, net                                            245,976
Intangibles and other assets, net                                       194,200
                                                                    -----------
          Total assets                                              $ 7,531,512
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable                                                    $    64,766
   Accounts payable                                                   2,403,239
   Revolving credit facilities                                        1,000,000
   Accrued expenses                                                   1,105,135
   Capital lease obligations                                            217,194
                                                                    -----------
          Total current liabilities                                   4,790,334

Capital lease obligations, net of current portion                         4,209
Notes payable, net of current portion                                    78,267
                                                                    -----------
          Total liabilities                                           4,872,810

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          9,981,875 issued and 9,749,975 outstanding)                 9,134,234
   Additional paid-in capital                                         1,155,479
   Accumulated deficit                                               (7,055,605)
   Treasury stock, at cost - 231,900 shares                            (501,417)
   Accumulated other comprehensive loss                                 (73,989)
                                                                    -----------
          Total stockholders' equity                                  2,658,702
                                                                    -----------
          Total liabilities and stockholders' equity                $ 7,531,512
                                                                    ===========




        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three months ended              Nine months ended
                                                         March 31,                      March 31,
                                                    2001          2000             2001           2000
                                                --------------------------     ----------------------------
Net sales                                       $ 2,886,420   $ 1,584,492      $ 10,677,955   $ 10,019,193

Cost of sales                                     1,748,028       832,858         5,792,651      3,997,803
                                                -----------   -----------      ------------   ------------

Gross profit                                      1,138,392       751,634         4,885,304      6,021,390

Operating expenses:
    Product development                             194,973       201,479           552,445        665,071
    Selling, general and administrative           1,730,083     1,509,107         5,366,064      4,885,845
                                                -----------   -----------      ------------   ------------

        Total operating expenses                  1,925,056     1,710,586         5,918,509      5,550,916
                                                -----------   -----------      ------------   ------------

Operating income (loss)                            (786,664)     (958,952)       (1,033,205)       470,474


Interest expense, net                                34,697         1,634            65,266         11,711
                                                -----------   -----------      ------------   ------------

Income (loss) before income taxes                  (821,361)     (960,586)       (1,098,471)       458,763

Provision (benefit) for income taxes                (26,994)     (163,106)          (58,454)        78,296
                                                -----------   -----------      ------------   ------------

Net income (loss)                               ($  794,367)  ($  797,480)     ($ 1,040,017)      $380,467
                                                ===========   ===========      ============   =============


Net income (loss) per common share:

            - Basic                             ($     0.08)  ($    0.08)      ($      0.11)  $       0.04
                                                ===========   ===========      ============   =============

            - Diluted                           ($     0.08)  ($    0.08)      ($      0.11)  $       0.04
                                                ===========   ===========      ============   ============



Weighted average common shares
     outstanding - Basic                          9,749,975     9,745,820         9,749,975      9,692,426

Dilutive effect of common stock equivalents           - 0 -         - 0 -             - 0 -        422,848
                                                  ---------     ---------         ---------     ----------
 Weighted average common shares
       outstanding - Diluted                      9,749,975     9,745,820         9,749,975     10,115,274
                                                  =========     =========         =========     ==========



        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine months ended
                                                                           March 31,
                                                                       2001          2000
                                                                   --------------------------
Cash flows from operating activities:
-------------------------------------
    Net income (loss)                                              ($1,040,017)   $   380,467
    Adjustment to reconcile net income (loss) to net cash
         used in operating activities:
    Depreciation, amortization and other non-cash items                251,098        331,641
    Gain on disposal of furniture and equipment                         (3,931)         - 0 -

    Changes in items affecting operations
             Restricted cash                                             - 0 -         17,560
             Accounts receivable                                    (1,115,202)    (1,240,147)
             Prepaid expenses and other current assets                   3,119        (18,895)
             Inventory                                                (496,433)    (1,126,524)
             Accounts payable                                          399,453        604,991
             Accrued expenses                                          319,238        (88,132)
                                                                   -----------    -----------
Net cash used in operating activities                               (1,682,675)    (1,139,039)
                                                                   -----------    -----------

Cash flows from investing activities:
-------------------------------------
    Purchase of furniture and equipment                                (40,851)      (181,246)
    Proceeds from disposal of furniture and equipment                   15,725          - 0 -
    Purchase of software rights and other assets                        (4,980)       (16,225)
                                                                   -----------    -----------
Net cash used in investing activities                                  (30,106)      (197,471)
                                                                   -----------    -----------

Cash flows from financing activities:
-------------------------------------
    Proceeds from exercise of warrants and options                       - 0 -        259,345
    Proceeds from borrowings under revolving credit facilities       3,650,000        750,000
    Repayments of borrowings under revolving credit facilities      (2,650,000)      (250,000)
    Repayments of notes payable                                       (201,735)      (117,118)
    Repayments of capital lease obligations                            (96,582)       (19,178)
                                                                   -----------    -----------
 Net cash provided by financing activities                             701,683        623,049
                                                                   -----------    -----------


Effect of exchange rate changes on cash and cash equivalents
                                                                       (12,099)           899
                                                                   -----------    -----------

Net decrease in cash and cash equivalents                           (1,023,197)      (712,562)

Cash and cash equivalents:
   Beginning of period                                               1,139,178      1,313,853
                                                                   -----------    -----------
   End of period                                                   $   115,981    $   601,291
                                                                   ===========    ===========


Supplemental cash flow information:
-----------------------------------
Cash paid for interest                                             $    76,458    $    20,722
                                                                   ============   ===========
Cash paid for income taxes                                         $     - 0 -    $   236,000
                                                                   ===========    ===========

Non cash investing and financing activities:
--------------------------------------------
    Acquisition of furniture, equipment and other current assets
         through capital leases                                    $   298,921    $     - 0 -
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

During its second quarter of fiscal 2001, eGames, Inc. (the "Company") adopted the Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives". Accordingly, net sales amounts for current and prior periods reflect the reclassification of consumer and retailer rebate costs, from selling, general and administrative expenses to net sales.

Description of Business

The Company, a Pennsylvania corporation incorporated in July 1992, develops, publishes, markets and sells a diversified line of personal computer software primarily for consumer entertainment. The Company's target market is largely represented by home personal computer ("PC") users who value full-featured, value-priced and easy-to-use entertainment software. The Company's sales are made through various national distributors on a non-exclusive basis in addition to direct relationships with national and regional retailers. The Company's products generally sell at retail for under $15, a price point that is intended to generate impulse purchases in mass market shopping environments. The Company distributes third-party publisher PC software titles within the food and drug store retail channel as part of its Store-in-a-Store distribution strategy, which incorporates attractively merchandised display fixtures featuring a wide variety of entertainment software for the PC user.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated.

Permanent Racking and Fixture Costs

The Company has included the costs of all permanent racking and fixtures already shipped to retail stores for use in its Store-In-A-Store ("SIAS") program within the Balance Sheet classification of "Prepaid expenses and other current assets". The Company expenses these costs over a one-year period from the date the racks are placed into use at retail locations. As of March 31, 2001, the Company had $109,000 of these costs reflected in the "Prepaid expenses and other current assets" section of its Balance Sheet. Any costs relating to permanent racking and fixtures not yet in use at retail locations are classified in the inventory section of the Company's Balance Sheet, and as of March 31, 2001 these costs amounted to $167,000.

2.  Liquidity

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable; the timeliness of product returns and the Company's ability to resell such products after return; the creditworthiness of the primary distributors and retail customers of the Company's products; the continuing retail demand for value-priced PC game software; the development and sell-through of the Company's products; the costs of developing, producing and marketing such products; and various other factors, many of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes cash and working capital balances, in addition to the Company's revolving credit facilities, should be sufficient to fund the Company's operations through at least October 31, 2001 (the Maturity Date of the revolving credit facility). However, there can be no assurances that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Additionally, if the Company continues to be in non-compliance with the covenants under its revolving credit facility, there can be no assurance that the bank will continue to grant waivers to the Company for these deficiencies and could choose to demand payment on the outstanding balance of this credit facility at anytime, which the Company may not be able to satisfy due to lack of available funds.

3.  Comprehensive Income (Loss)

Comprehensive income (loss) is computed as follows:

                                                  Three Months Ended           Nine Months Ended
                                                      March 31,                    March 31,
                                                 2001          2000            2001      2000
                                             -----------   -----------     -----------   -----------
Net income (loss)                            ($  794,000)  ($  797,000)    ($1,040,000)  $   380,000
Other comprehensive income (loss):
   Foreign currency translation adjustment       (19,000)       (9,000)         (5,000)        2,000
                                             -----------   -----------     -----------   -----------
 Comprehensive income (loss)                 ($  813,000)  ($  806,000)    ($1,045,000)  $   382,000
                                             ===========   ===========     ===========   ===========

4.  Delisting of Common Stock

On November 10, 2000, the Company received notification from Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4) (the "Rule"). In accordance with Marketplace Rule 4310 (c) (8) (B), the Company had 90 calendar days, or until February 8, 2001, to regain compliance with this Rule. On February 7, 2001, the Company requested a hearing before a Nasdaq Listing Qualifications Panel, which stayed the delisting of the Company's common stock from the Nasdaq SmallCap Market pending the Panel's decision. The Company's hearing had been scheduled for March 23, 2001. The Company did not attend the scheduled hearing because management did not believe that it had sufficient evidence to present to the hearing board, as of March 23rd, that would have caused them to further stay the Company's de-listing. Accordingly, effective April 2, 2001, the Company's common stock began trading on the OTC Bulletin Board under its existing symbol EGAM. The Company's common stock had traded on the Nasdaq SmallCap Market since October 1995.

5.  Operations by Reportable Segments and Geographic Area

The Company publishes interactive entertainment software for PCs. Based on its organizational structure, the Company operates in only one non-geographic, reportable segment, which is publishing.

The President and Chief Executive Officer allocates resources to each of the geographical areas in which the Company operates using information on their respective revenues and operating profits before interest and taxes. The President and Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies. Revenue derived from sales between segments is eliminated in consolidation.

Geographic information for the three and nine months ended March 31, 2001 and 2000 is based on the location of the selling entity. The Company records international net sales from both of its North American and United Kingdom locations. Information about the Company's operations by segmented geographic locations for the three and nine months ended March 31, 2001 and 2000 is presented below.

Three months ended
------------------

                             North America   United Kingdom   Eliminations   Consolidated
                             -------------   --------------   ------------   ------------
March 31, 2001:
---------------
Net sales                      $ 2,486,000     $    373,000     $   27,000    $ 2,886,000
Operating loss                    (764,000)         (23,000)         - 0 -       (787,000)
Assets                         $ 7,462,000     $    809,000    ($  739,000)   $ 7,532,000

March 31, 2000:
---------------
Net sales                      $ 1,297,000     $    568,000    ($  281,000)   $ 1,584,000
Operating loss                    (911,000)         (48,000)         - 0 -       (959,000)
Assets                         $ 7,361,000     $  1,391,000    ($1,834,000)   $ 6,918,000



Nine months ended
-----------------
                             North America   United Kingdom   Eliminations   Consolidated
                             -------------   --------------   ------------   ------------
March 31, 2001:
---------------
Net sales                      $ 9,452,000     $  1,731,000    ($  505,000)   $10,678,000
Operating loss                    (915,000)        (118,000)         - 0 -     (1,033,000)
Assets                         $ 7,462,000     $    809,000    ($  739,000)   $ 7,532,000

March 31, 2000:
---------------
Net sales                      $ 8,983,000     $  1,757,000    ($  721,000)   $10,019,000
Operating income (loss)            474,000           (4,000)         - 0 -        470,000
Assets                         $ 7,361,000     $  1,391,000    ($1,834,000)   $ 6,918,000




6.  Revolving Credit Facilities

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility with a commercial bank, which expires on October 31, 2001. This credit facility was established to provide, among other things, additional working capital to support the Company's operations. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. This credit facility is collateralized by substantially all of the Company's assets. This credit facility requires the Company, among other things, to maintain certain financial covenants, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this credit facility had an initial minimum effective net worth covenant starting at $3.1 million at June 30, 2000, which increases by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. Effective net worth is defined as the Company's stockholders' equity less its intangibles and other assets.

As of March 31, 2001, the Company was not in compliance with the maximum senior debt to effective net worth ratio and minimum effective net worth covenants. The bank has waived the Company's non-compliance with these covenants at March 31, 2001. The Company believes that it will continue to be in non-compliance with the already identified covenants through June 30, 2001 and is currently working with the bank on a mutually agreeable resolution to the non-compliance issue. As of May 11, 2001, the Company had a $1,000,000 outstanding balance under this credit facility and has not been notified that it does not continue to have full access to the remaining balance available under this $2,000,000 credit facility.

The Company's United Kingdom operation has a $225,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of March 31, 2001 and May 11, 2001, the Company did not have any outstanding balance under this credit facility, which expires on September 30, 2001.

7.  Subsequent Event

On May 11, 2001, the Company sold its United Kingdom subsidiary, eGames Europe Limited, to Greenstreet Software Limited, a United Kingdom-based software publisher and distributor. The Company will receive $300,000 in cash proceeds from this sale over a twelve month period as follows: $150,000 was received at closing, $120,000 will be paid in twelve monthly payments of $10,000 over a one-year period, and $30,000 will be paid in six months but will be subject to setoff for warranty claims. The $300,000 in cash proceeds approximates the Company's net book value including the related goodwill attributed to eGames Europe Limited as of April 30, 2001. Simultaneously with the closing of this transaction, the Company entered into a comprehensive distribution agreement with Greenstreet Software Limited to continue to sell the Company's products in the United Kingdom, Europe and other countries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements as of March 31, 2001 include the accounts of eGames, Inc. (the "Company") and its wholly-owned subsidiary.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding: increases in the Company's sales of promotional and customized CD-ROM products as a result of continued marketing of the "Branded Browser" concept to retailers, the promotional industry and national brand manufacturers; the Company's efforts to increase distribution of its products via the Internet; the Company's strategy of improving its gross profit margins in the Store-In-A-Store program by seeking to enter into licensing and replication arrangements with third-party publishers to allow the Company to reduce its third-party product acquisition costs; the Company's reduction in the use of outside professional service vendors to reduce future operating expenses; estimated international net sales as a percentage of the Company's consolidated net sales; the longer-term placement of the Company's Store-In-A-Store displays in retail stores and the effect this longer-term placement will have on product sell-through and replenishment orders; the ability of the Company's Store-In-A-Store program to decrease the rate of product returns due to longer product exposure on retailers' product shelves; the Company's ability to achieve a more profitable balance between short-term promotional sales programs and longer-term, non-promotional sales programs in the food and drug retail channel; the Store-In-A-Store program continuing to be an important component of the Company's sales strategy for fiscal 2001; the expectation that the Company will continue to realize lower gross profit margins during the remainder of fiscal 2001, due to the continued need to acquire higher cost finished products of third-party publisher titles for sales within the Store-In-A-Store program; resolution of the Company's non-compliance with certain covenants under its revolving credit facility with its commercial bank; the sufficiency of the Company's cash and working capital balances to fund the Company's operations through October 31, 2001; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward-looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance of the Company's "Branded Browser" initiative in the promotional, national brands and retail industries on commercially viable terms; the commercial viability of the Store-In-A-Store program in the food and drug retail channel and the sustainability of the program over time; the ability of the Store-In-A-Store program to secure longer-term shelf space for the Company's products; whether the longer-term placement of the Company's products at retail will result in better sell-through rates and therefore fewer returns from the food and drug retail channel; the effectiveness of the steps the Company has taken to increase website sales of its product; the Company's ability to enter into licensing and replication agreements with third-party publishers or other content providers on commercially acceptable terms; the Company's ability to negotiate achievable financial covenants for the remainder of the term of its $2,000,000 commercial line of credit; the Company's ability to achieve profitability at a level sufficient to satisfy the financial covenants of its line of credit; the market acceptance and successful sell-through results for the Company's products at retail stores and the ability of the Company to accurately estimate sell-through volume when an order is shipped; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the success of the Company's distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" on pages 19 to 23, as well as in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.


Results of Operations

Three Months Ended March 31, 2001 and 2000

Net Sales

Net sales for the quarter ended March 31, 2001 were $2,886,000 compared to $1,584,000 for the quarter ended March 31, 2000, representing an increase of $1,302,000 or 82%. The table below represents the Company's net sales by distribution channel for the quarters ended March 31, 2001 and 2000, respectively.

                                                          Quarter Ended      Quarter Ended
                                                            March 31,          March 31,       Increase
Distribution Channel                                          2001                2000        (Decrease)
---------------------------------------------------------------------------------------------------------
North American traditional consumer software retailers     $ 1,092,000       $ 1,746,000      ($  654,000)
North American food and drug retailers                       1,124,000          (906,000)       2,030,000
International retailers                                        445,000           744,000         (299,000)
Promotional customer                                           225,000             - 0 -          225,000
---------------------------------------------------------------------------------------------------------
Total net sales                                            $ 2,886,000       $ 1,584,000      $ 1,302,000
                                                           ===========       ===========      ===========

The $1,302,000 increase in net sales resulted primarily from increases in net sales to North American food and drug retailers of $2,030,000 and in promotional customer sales of $225,000, which increases were partially offset by decreases in net sales to North American traditional consumer software retailers of $654,000 and International retailers of $299,000. Market factors that negatively affected the Company's net sales to North American traditional consumer software retailers included: distribution partners reducing their inventories by decreasing their replenishment orders for the Company's products; increased competition in the value-priced segment of the consumer software marketplace as several major software publishers continued to offer historically higher-priced products at significantly lower price points; and overall slower sales of PC game software in traditional retail software channels.

As noted in the table above, the Company's net sales to North American food and drug retailers increased by $2,030,000. This $2,030,000 increase in net sales was comprised of a $547,000 increase in net sales of third-party publisher software titles and a $1,483,000 increase in net sales of the Company's software titles into this channel. Both of these increases in net sales into the food and drug channel were generated primarily from the continued implementation of the Company's Store-In-A-Store ("SIAS") program. This program provides a one-stop category-managed solution to food and drug retailers for their consumer entertainment software needs through customized permanent racking fixtures and fulfilling orders to fill these displays. The permanent racking fixtures are designed to remain in the retail stores for a one- to two-year period, allowing longer periods of time for product sell-through and replenishment. However, the majority of the Company's sales into the food and drug retail channel are distributed in corrugated displays for promotional programs, which generally run for periods of six to eight weeks increasing the potential for returns compared to longer term placement of similar products usually experienced in the traditional software retail channel. Another factor contributing to the $2,030,000 increase in net sales compared to the quarter ending March 31, 2000 is the additional return provisions that were recorded in the prior year's quarter, which provisions were recorded due to greater than anticipated product returns that were identified in that quarter for gross sales shipped in the first six months of fiscal 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's international net sales for the quarter ended March 31, 2001 decreased by $299,000 compared to net sales for the same period during the prior year. This $299,000 net sales decrease was primarily the result of decreased sales to existing retailers due to increased competition within the retail environment throughout the United Kingdom. As a percentage of net sales, the Company's international net sales represented 15% and 47% of the Company's net sales for the quarters ended March 31, 2001 and 2000, respectively.

The Company's sales to promotional customers for the quarter ended March 31, 2001 were $225,000 compared to no such sales for the same quarter last year. The Company continues to work towards increasing sales in this category as the Company is aggressively marketing its "Branded Browser" concept to retailers, the promotional industry and national brand manufacturers.

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into cross-promotional agreements with larger, high-profile companies to offer coupons for discounts for the Company's products on websites and in newsletters; continual improvements and updates to its website and electronic distribution capabilities; and incorporation of optional, user-friendly on-line functionality into its products. Net sales of the Company's products via the Internet for the quarters ended March 31, 2001 and 2000 were $43,000 and $59,000, respectively, or approximately 2% and 4%, respectively, of the Company's net sales for these quarters.

During the quarters ended March 31, 2001 and 2000, the Company's provisions for product returns were $1,880,000 and $1,751,000, respectively, or 39% and 48% of the Company's gross sales, respectively. This $129,000 increase in the provision for product returns resulted primarily from the increase in gross sales generated from the Company's distribution partners and direct retail partners distributing the Company's products, especially within the food and drug retail channel. All of these non-exclusive arrangements between the Company and its distributors and retailers allow for product returns or markdowns. Historically, the Company has experienced higher product returns in the food and drug retail channel as compared to the Company's returns experienced with traditional software retailers, due to many Company sales to food and drug retailers being sold as short-term promotional programs. As a result of this short selling period, the Company has experienced higher product returns in food and drug retail stores compared to product returns from traditional software retail stores where the Company's products typically have a longer period of time to sell through to consumers.

During the quarter ended March 31, 2001, the Company's strategy for the food and drug channel has continued to focus on obtaining a more profitable balance between short-term promotional sales programs and longer-term, non-promotional sales programs and a product mix that includes more of the Company's software titles or licensed third-party titles. This strategy is designed to result in increased profitability for the Store-In-A-Store program. During the initial implementation of the Store-In-A-Store program, the Company's costs have offset many of the benefits projected for this program. However, this program has allowed the Company to secure longer-term shelf space for its products in food and drug stores. This longer-term shelf space increases the amount of time for products to sell-through, with the intended result of replenishment orders and increased profitability. This strategy is also designed to reduce the Company's exposure to product returns in this channel. This Store-In-A-Store strategy remains an important component of the Company's sales strategy for the remainder of fiscal 2001.

Cost of Sales

Cost of sales for the quarter ended March 31, 2001 were $1,748,000 compared to $833,000 for the quarter ended March 31, 2000, representing an increase of $915,000 or 110%. As a result of the Company's increased product sales, the $915,000 increase was caused primarily by increases in product costs associated with: Company's software titles of $135,000, lower margin third-party publisher software titles of $211,000 and sales of customized PC software titles to promotional customers of $165,000. Additionally, reclamation costs associated with product returns increased by $57,000, and royalty costs for the Company's software titles and third-party software titles increased by $174,000 and $103,000, respectively. In general, the cost for the Company to acquire software content has continued to rise as the competition to obtain higher quality entertainment software has driven these costs up. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit Margin

The Company's gross profit margin for the quarter ended March 31, 2001 decreased to 39.4% of net sales from 47.4% of net sales for the quarter ended March 31, 2000. This 8.0% decrease in gross profit margin, as a percentage of net sales, was caused primarily by an increase in product costs, as a percentage of net sales, due to: increased sales of third-party software titles and promotional customer sales on which the Company earns a lower profit margin than it earns from the sale of its own software titles; and discounted sales of certain of the Company's software titles in consumer promotional and inventory close-out programs. Additionally, the Company has experienced increases in royalty rates for its own published software titles as well as third-party software titles and increases in provisions for inventory obsolescence necessitated by product discontinuances. The Company is working towards improving its gross profit margins, especially in the Store-In-A-Store program, by seeking to enter into licensing and replication arrangements with certain third-party publishers to allow the Company to reduce its third-party product acquisition costs.

Operating Expenses

Product development expenses for the quarter ended March 31, 2001 were $195,000 compared to $201,000 for the quarter ended March 31, 2000, a decrease of $6,000 or 3%. This decrease was caused primarily by a decrease in travel related costs associated with development projects in the prior year's quarter.

Selling, general and administrative expenses for the quarter ended March 31, 2001 were $1,730,000 compared to $1,509,000 for the quarter ended March 31, 2000, an increase of $221,000 or 15%. This $221,000 increase in selling, general and administrative expenses was caused primarily by increases in salary related costs, litigation costs and marketing promotional costs of $130,000, $110,000 and $109,000, respectively, which increases were partially offset by decreases in public corporation expenses and consultant expenses of $72,000 and $56,000, respectively. The $130,000 increase in salary related costs was primarily related to a $103,000 bonus expense reversal, which occurred in the prior year's quarter and to a $27,000 increase in the current year's quarter's commissions paid to independent sales representatives.

In January 2001, the Company effected a 25% reduction in its workforce in order to save an estimated $150,000 in salary and related expenses per quarter. As part of this reduction, the Company incurred approximately $35,000 in severance costs, all of which were paid by March 31, 2001. The Company is also reducing its utilization of outside professional service vendors in order to continue to cut operating expenses going forward.

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2001 was $35,000 compared to $2,000 for the quarter ended March 31, 2000, an increase of $33,000. The $33,000 increase was primarily due to the increased utilization of the revolving credit facility during the quarter ended March 31, 2001.

Provision (Benefit) for Income Taxes

The recorded benefit for income taxes for the quarter ended March 31, 2001 was ($27,000) compared to ($163,000) for the quarter ended March 31, 2000, a decrease in the benefit for income taxes of $136,000. This $136,000 decrease in the benefit for income taxes was primarily due to the impact of the Company's estimate of its taxable income for the fiscal year.

Net Income (Loss)

As a result of the various factors discussed above, the Company recorded a net loss of ($794,000) for the quarter ended March 31, 2001 compared to a net loss of ($797,000) for the quarter ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 4,155 for the quarter ended March 31, 2001 to 9,749,975 from 9,745,820 for the quarter ended March 31, 2000. This 4,155 increase in weighted average common shares outstanding was caused primarily by an increase in outstanding shares of the Company's common stock resulting from the exercise of certain common stock options. For both quarters, any outstanding common stock equivalents were excluded from the diluted shares calculation, because their inclusion would have had an anti-dilutive effect.


Results of Operations

Nine Months Ended March 31, 2001 and 2000

Net Sales

Net sales for the nine months ended March 31, 2001 were $10,678,000 compared to $10,019,000 for the nine months ended March 31, 2000, representing an increase of $659,000 or 7%. The table below represents the Company's net sales by distribution channel for the nine months ended March 31, 2001 and 2000, respectively.

                                                                Nine Months     Nine Months
                                                                  Ended           Ended
                                                                 March 31,       March 31,      Increase
Distribution Channel                                               2001            2000        (Decrease)
---------------------------------------------------------------------------------------------------------
North American traditional consumer software retailers         $ 3,074,000     $ 6,575,000   ($ 3,501,000)
North American food and drug retailers                           5,307,000       1,284,000      4,023,000
International retailers                                          2,072,000       2,160,000        (88,000)
Promotional customer                                               225,000           - 0 -        225,000
---------------------------------------------------------------------------------------------------------
Total net sales                                                $10,678,000     $10,019,000    $   659,000
                                                               ===========     ===========    ===========

The $659,000 increase in net sales resulted primarily from increases in net sales to North American food and drug retailers of $4,023,000 and in promotional customer sales of $225,000, which increases were partially offset by decreases in net sales to North American traditional consumer software retailers of $3,501,000 and International retailers of $88,000. Market factors that negatively affected the Company's net sales to North American traditional consumer software retailers included: distribution partners reducing their inventories by decreasing their replenishment orders for the Company's products; increased competition in the value-priced segment of the consumer software marketplace as several major software publishers continued to offer historically higher-priced products at significantly lower price points; and overall slower sales of PC game software in traditional retail software channels.

As noted in the table above, the Company's net sales to North American food and drug retailers increased by $4,023,000. This $4,023,000 increase in net sales was comprised of a $2,070,000 increase in net sales of third-party publisher software titles and a $1,953,000 increase in net sales of the Company's software titles into this channel. Both of these increases in net sales into the food and drug channel were generated primarily from the continued implementation of the Company's Store-In-A-Store ("SIAS") program. This program provides a one-stop category-managed solution to food and drug retailers for their consumer entertainment software needs through customized permanent racking fixtures and fulfilling orders to fill these displays. The permanent racking fixtures are designed to remain in the retail stores for a one to two-year period, allowing longer periods of time for product sell-through and replenishment.

However, the majority of the Company's sales into the food and drug retail channel are distributed in corrugated displays for promotional programs, which generally run for periods of six to eight weeks increasing the potential for returns compared to longer term placement of similar products usually experienced in the traditional software retail channel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's international net sales for the nine months ended March 31, 2001 decreased by $88,000 compared to net sales for the same period during the prior year. This $88,000 net sales decrease was primarily the result of decreased sales to existing retailers due to increased competition within the retail environment throughout the United Kingdom. As a percentage of net sales, the Company's international net sales represented 19% and 22% of the Company's net sales for the nine months ended March 31, 2001 and 2000, respectively. For the remainder of fiscal 2001, the Company anticipates that international net sales will range from approximately 10% to15% of consolidated net sales.

The Company's promotional customer sales for the nine months ended March 31, 2001 were $225,000 compare to no such sales for the same period last year. The Company continues to work towards increasing sales in this category as the Company is aggressively marketing its "Branded Browser" concept to retailers, the promotional industry and national brand manufacturers.

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into cross-promotional agreements with larger, high-profile companies to offer coupons for discounts for the Company's products on websites and in newsletters; continual improvements and updates to its website and electronic distribution capabilities; and incorporation of optional, user-friendly on-line functionality into its products. Net sales of the Company's products via the Internet for the nine months ended March 31, 2001 and 2000 were $117,000 for both periods, or approximately 1%, respectively, of the Company's net sales for these nine month periods.

During the nine months ended March 31, 2001 and 2000, the Company's provisions for product returns were $5,181,000 and $3,598,000, respectively, or 31% and 25% of the Company's gross sales, respectively. This $1,583,000 increase in the provision for product returns resulted primarily from the increase in the Company's gross sales generated from the Company's sales into the food and drug retail channel. Sales into the food and drug retail channel have historically yielded higher product returns due to many of these sales within this channel being sold as short-term promotional programs. As a result of this short selling period, the Company has experienced higher product returns in food and drug retail stores compared to product returns from traditional software retail stores where the Company's products typically have a longer period of time to sell through to consumers.

During the remainder of fiscal 2001, the Company's strategy for the food and drug channel is to obtain a more profitable balance between short-term promotional sales programs and longer-term, non-promotional sales programs and a product mix that includes more of the Company's software titles or licensed third-party titles. This strategy is designed to result in increased profitability for the Store-In-A-Store program. During the initial implementation of the Store-In-A-Store program, the Company's costs have offset many of the benefits projected for this program. However, this program has allowed the Company to secure longer-term shelf space for its products in food and drug stores. This longer-term shelf space increases the amount of time for products to sell-through, with the intended result of replenishment orders and increased profitability. This strategy is also designed to reduce the Company's exposure to product returns in this channel. This Store-In-A-Store strategy remains an important component of the Company's sales strategy for fiscal 2001.

Cost of Sales

Cost of sales for the nine months ended March 31, 2001 were $5,793,000 compared to $3,998,000 for the nine months ended March 31, 2000, representing an increase of $1,795,000 or 45%. The $1,795,000 increase was caused primarily by increases in product costs associated with increased sales of lower margin third-party publisher software titles of $1,012,000 and sales of customized PC software titles to promotional customers of $165,000. Additionally, other cost of sales increases included: royalty costs for third-party software titles of $103,000, freight costs of $104,000, provision for inventory obsolescence costs of $107,000 and reclamation costs associated with product returns of $107,000. In general, the cost for the Company to acquire software content has continued to rise as the competition to obtain higher quality entertainment software has driven these costs up. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit Margin

The Company's gross profit margin for the nine months ended March 31, 2001 decreased to 45.8% of net sales from 60.1% of net sales for the nine months ended March 31, 2000. This 14.3% decrease in gross profit margin, as a percentage of net sales, was caused primarily by an increase in product costs, as a percentage of net sales, due to: increased sales of third-party software titles on which the Company earns a lower profit margin than it earns from the sale of its own software titles; promotional customer sales of software titles on which the Company earns a smaller profit margin; and discounted sales of certain of the Company's software titles in consumer promotional and inventory close-out programs. Additionally, the Company has experienced increases in the royalty rates for Company-developed software titles and third-party software titles and increases in provisions for inventory obsolescence necessitated by product discontinuances throughout the current fiscal year and in freight costs related to more complicated store level distribution requirements with certain direct retail customers. The Company is working towards improving its gross profit margins, especially, in the Store-In-A-Store program by seeking to enter into licensing and replication arrangements with certain third-party publishers to allow the Company to reduce its third-party product acquisition costs. However, the Company anticipates continuing to realize lower gross profit margins during the remainder of fiscal 2001, due to the continued need of acquiring higher costing finished good products of third-party publisher titles for sales within the Store-In-A-Store program.

Operating Expenses

Product development expenses for the nine months ended March 31, 2001 were $552,000 compared to $665,000 for the nine months ended March 31, 2000, a decrease of $113,000 or 17%. This $113,000 decrease was caused primarily by decreases in salary related costs and travel related costs of $96,000 and $8,000, respectively. The main reduction in salary related costs came from headcount reductions within the Company's Internet function, whose remaining duties have been redistributed amongst remaining personnel.

Selling, general and administrative expenses for the nine months ended March 31, 2001 were $5,366,000 compared to $4,886,000 for the nine months ended March 31, 2000, an increase of $480,000 or 10%. This $480,000 increase in selling, general and administrative expenses was caused primarily by increases in salary related costs, litigation costs, marketing promotional costs and operating expenses from the Company's United Kingdom office of $228,000, $125,000, $277,000 and $175,000 respectively, which increases were partially offset by decreases in public corporation expenses, consultant expenses and depreciation and amortization costs of $219,000, $59,000 and $75,000, respectively. The $228,000 increase in salary related costs was primarily related to the nine months of employment costs for fiscal 2001 associated with certain personnel that were hired during the latter portion of fiscal 2000 and the early portion of fiscal 2001.

Interest Expense, Net

Net interest expense for the nine months ended March 31, 2001 was $65,000 compared to $12,000 for the nine months ended March 31, 2000, an increase of $53,000. The $53,000 increase was primarily due to the increased utilization of the revolving credit facility during the nine months ended March 31, 2001.

Provision (Benefit) for Income Taxes

The recorded benefit for income taxes for the nine months ended March 31, 2001 was ($58,000) compared to a provision for income taxes of $78,000 for the nine months ended March 31, 2000, a decrease in the provision for income taxes of $136,000. This $136,000 decrease in the provision for income taxes was primarily due to the impact of the Company's estimate of its taxable income for the fiscal year.

Net Income (Loss)

As a result of the various factors discussed above, the Company recorded a net loss of ($1,040,000) for the nine months ended March 31, 2001 compared to net income of $380,000 for the nine months ended March 31, 2000, a decrease in profitability of $1,420,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 365,299 for the nine months ended March 31, 2001 to 9,749,975 from 10,115,274 for the nine months ended March 31, 2000. This 365,299 decrease in weighted average common shares outstanding was caused primarily by a decrease in common stock equivalents resulting from the Company's recording of a net loss for the nine months ended March 31, 2001. Such common stock equivalents were excluded from the diluted shares calculation for the current fiscal year's nine month period, because their inclusion would have had an anti-dilutive effect.

Liquidity and Capital Resources

As of March 31, 2001, the Company's cash and working capital balances were $116,000 and $2,301,000 respectively, and the Company's total stockholders' equity balance at March 31, 2001was $2,659,000.

Net cash used in operating activities was approximately $1,683,000 and $1,139,000 for the nine months ended March 31, 2001 and 2000, respectively. The $1,683,000 in net cash used in operating activities resulted primarily from increases of $1,115,000 and $496,000 in accounts receivable and inventory, respectively, which increases were partially offset by increases of $399,000 and $319,000 in accounts payable and accrued expenses, respectively. The $1,115,000 increase in accounts receivable resulted primarily from slower cash collections from the Company's customers caused mainly by slower processing of product returns through the accounts payable systems by retail customers of the Company's software titles, especially within the food and drug retail channel. The $399,000 increase in accounts payable resulted primarily from the increased cost of purchasing third-party publisher software titles for distribution in the Company's Store-In-A-Store program to food and drug retailers. Additionally, the Company's net loss for the nine months ended March 31, 2001was $1,040,000, inclusive of depreciation, amortization and other non-cash expenses of $251,000.

Net cash used in investing activities was approximately $30,000 and $197,000 for the nine months ended March 31, 2001 and 2000, respectively. The $30,000 in net cash used in investing activities resulted primarily from purchases of $41,000 for furniture and equipment and of $5,000 for software rights and other assets. These purchases were partially offset by $16,000 in proceeds from the disposal of furniture and equipment.

Net cash provided by financing activities for the nine months ended March 31, 2001 and 2000 was $702,000 and $623,000, respectively. The $702,000 in net cash provided by financing activities reflects net proceeds from the Company's borrowing of $3,650,000 under the revolving credit facilities, which borrowings were partially offset by repayments of these borrowings under the revolving credit facilities, notes payable and capital lease obligations of $2,650,000, $202,000 and $96,000, respectively.

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility with a commercial bank, which expires on October 31, 2001. This credit facility was established to provide, among other things, additional working capital to support the Company's operations. Amounts outstanding under this credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The credit facility is collateralized by substantially all of the Company's assets. The credit facility requires the Company, among other things, to maintain certain financial covenants, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this credit facility had an initial minimum effective net worth covenant starting at $3.1 million at June 30, 2000, which increases by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. Effective net worth is defined as the Company's stockholders' equity less its intangibles and other assets.

As of March 31, 2001, the Company was not in compliance with the maximum senior debt to effective net worth ratio and minimum effective net worth covenants. The bank has waived the Company's non-compliance with these covenants at March 31, 2001. The Company believes that it will continue to be in non-compliance with the already identified covenants through June 30, 2001 and is currently working with the bank on a mutually agreeable resolution to the non-compliance issue. As of May 11, 2001, the Company had a $1,000,000 outstanding balance under this credit facility and has not been notified that it does not continue to have full access to the remaining balance available under this $2,000,000 credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's United Kingdom operation has a $225,000 revolving credit facility with a commercial bank. Amounts outstanding under this credit facility are charged interest at two and one-half percent above the bank's current base rate and such interest is due monthly. As of March 31 and May 11, 2001, the Company did not have any outstanding balance under this credit facility, which expires on September 30, 2001.

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable; the timeliness of product returns and the Company's ability to resell such products after return; the creditworthiness of the primary distributors and retail customers of the Company's products; the continuing retail demand for value-priced PC game software; the development and sell-through of the Company's products; the costs of developing, producing and marketing such products; and various other factors, many of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes cash and working capital balances, in addition to the Company's revolving credit facilities mentioned above, should be sufficient to fund the Company's operations through at least October 31, 2001. However, there can be no assurances that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company. Additionally, if the Company continues to be in non-compliance with the covenants under its revolving credit facility, there can be no assurance that the bank will continue to grant waivers to the Company for these deficiencies and could choose to demand payment on the outstanding balance of this credit facility at anytime, which the Company may not be able to accomplish due to lack of available funds.

On November 10, 2000, the Company received notification from Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4) (the "Rule"). In accordance with Marketplace Rule 4310 (c) (8) (B), the Company had 90 calendar days, or until February 8, 2001, to regain compliance with this Rule. On February 7, 2001, the Company requested a hearing before a Nasdaq Listing Qualifications Panel, which stayed the delisting of the Company's common stock from the Nasdaq SmallCap Market pending the Panel's decision. The Company's hearing had been scheduled for March 23, 2001. The Company did not attend the scheduled hearing because management did not believe that it had sufficient evidence to present to the hearing board, as of March 23rd, that would have caused them to further stay the Company's de-listing. Accordingly, effective April 2, 2001, the Company's common stock began trading on the OTC Bulletin Board under its existing symbol EGAM. The Company's common stock had traded on the Nasdaq SmallCap Market since October 1995.

Subsequent Event

On May 11, 2001, the Company sold its United Kingdom subsidiary, eGames Europe Limited, to Greenstreet Software Limited, a United Kingdom-based software publisher and distributor. The Company will receive $300,000 in cash proceeds from this sale over a twelve month period as follows: $150,000 was received at closing, $120,000 will be paid in twelve monthly payments of $10,000 over a one-year period, and $30,000 will be paid in six months but will be subject to setoff for warranty claims. The $300,000 in cash proceeds approximates the Company's net book value including the related goodwill attributed to eGames Europe Limited as of April 30, 2001. Simultaneously with the closing of this transaction, the Company entered into a comprehensive distribution agreement with Greenstreet Software Limited to continue to sell the Company's products in the United Kingdom, Europe and other countries.

New Accounting Pronouncements

The Company is currently evaluating the potential impact of Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Costs" and Staff Accounting Bulletin 101 "Revenue Recognition" and related amendments and interpretations, which become effective no later than the Company's fourth quarter of fiscal 2001, and EITF Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which becomes effective no later than the Company's third quarter of fiscal 2002. The Company does not expect the adoption of these or any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Risk Factors

This report contains certain forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation: economic and competitive conditions in the software business affecting the demand for the Company's products; the Company's need for additional funds; the ability to hire and retain key management personnel to manage anticipated growth; the development, market acceptance and timing of new products; access to distribution channels; and the renewal of licenses for key software products. Those factors, the factors discussed below, and the factors identified on page 10 of Management's Discussion and Analysis, should be considered by investors in the Company. All forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.

Maintaining Profitability. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal year 1998 was the first year that the Company earned a profit. The Company has earned $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and
1998, respectively, and the accumulated deficit for the Company at June 30, 2000 was approximately $6,016,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities mainly through operations and bank borrowings. During the first nine months of fiscal 2001, the Company has sustained a cumulative net loss of $1,040,000. Given current market conditions in the entertainment software industry, and the Company's financial performance in fiscal 2001 to date, there can be no assurance that the Company will be able to earn a profit in fiscal 2001. The Company's operations today continue to be subject to all of the risks inherent in the development of a recently profitable business, particularly in a highly competitive industry, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to increase revenues and profits from the development, marketing and distribution of its current and future software products.

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

Product Returns. Although the Company has established allowances for product returns that it believes are adequate, there can be no assurance that actual returns will not exceed such allowances. The Company may also accept product returns in order to maintain its relationships with retailers and its access to distribution channels. As a result of the Company's termination of its exclusive distribution relationship with Infogrames, Inc. in April 1999, and its subsequent non-exclusive distribution relationships with other distributors and its direct sales to retailers, the Company is now increasingly exposed to the risk of product returns from these retailers and distributors. Product returns that exceed the Company's allowances could have a material adverse effect on the Company's business, operating results and financial condition.

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

Delisting of Securities; Risk of Low Priced Stocks. On November 10, 2000, the Company received notification from Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4) (the "Rule"). In accordance with Marketplace Rule 4310 (c) (8) (B), the Company had 90 calendar days, or until February 8, 2001, to regain compliance with this Rule. On February 7, 2001, the Company requested a hearing before a Nasdaq Listing Qualifications Panel, which stayed the delisting of the Company's common stock from the Nasdaq SmallCap Market pending the Panel's decision. The Company's hearing had been scheduled for March 23, 2001. The Company did not attend the scheduled hearing because management did not believe that it had sufficient evidence to present to the hearing board, as of March 23rd, that would have caused them to further stay the Company's de-listing. Accordingly, effective, April 2, 2001, the

Company's common stock began trading on the OTC Bulletin Board under its existing symbol EGAM. The Company's common stock had traded on the Nasdaq SmallCap Market since October 1995.

Potential for Further Trading Restrictions for Low-Priced Stock. Since the Company's Common Stock has been de-listed from trading on the Nasdaq SmallCap Market, trading in the Common Stock is now subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or an annual income exceeding $200,000 or $300,000 jointly with their spouses) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The requirements of Rule 15g-9, if applicable, may affect the ability of broker/dealers to sell the Company's securities and may also affect the ability of purchasers to sell their shares in the secondary market. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rule") also requires additional disclosure in connection with any trades involving a stock defined as penny stock (any non-Nasdaq equity security that has a market price or exercise price of less than $5.00 per share and less than $2 million in net tangible assets, subject to certain exceptions). Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the SEC explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure must also be made about commissions payable to both the broker/dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

International Sales. International net sales represented 19% and 22% of the Company's net sales for the nine months ended March 31, 2001 and 2000, respectively. The Company anticipates that international net sales will be approximately 10% to 15% of the Company's net sales. The Company's international business is subject to certain risks including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.                      Description of Exhibit
------------------- ------------------------------------------------------------

       10.1                 Amended and Restated 1995 Stock Option Plan


(b)  Reports on Form 8-K

None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: May 15, 2001                         /s/  Gerald W. Klein
      ------------                         --------------------
                                           Gerald W. Klein, President, Chief
                                           Executive Officer and Director


Date: May 15, 2001                         /s/ Thomas W. Murphy
      ------------                         --------------------
                                           Thomas W. Murphy, Chief Financial
                                           Officer and Chief Accounting Officer

                                  Exhibit Index



 Exhibit No.      Description of Exhibit                            Page Number
 -----------      -------------------------------------------       -----------

   10.1           Amended and Restated 1995 Stock Option Plan          27-37

                                                                 Exhibit   10.1

                   AMENDED AND RESTATED 1995 STOCK OPTION PLAN

                 PART I - DEFINITIONS AND ADMINISTRATIVE MATTERS

                        SECTION 1 - PURPOSE; DEFINITIONS
                        --------------------------------

         The purpose of the eGames, Inc. Amended and Restated 1995 Stock Option Plan (the "Plan") is to enable employees, officers, directors and independent contractors of eGames, Inc. ("the Company") to: (i) own shares of stock in the Company, (ii) participate in the stockholder value which has been created, (iii) have a mutuality of interest with other stockholders and (iv) enable the Company to attract, retain and motivate employees, officers, directors and independent contractors of particular merit.

          For the purposes of the Plan, the following terms shall be defined as set forth below:

(a)      "Board" means the Board of Directors of the Company.

(b) "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor thereto.

(c) "Company" means eGames, Inc., its Subsidiaries or any successor organization.

(d)      "Disability" means permanent and total disability within the meaning of
         Section 22(e)(3) of the Code.

(e)      "Disinterested Person" shall have the meaning set forth in the Rules.

(f) "Eligible Independent Contractor" means an independent contractor hired by the Company who is neither an Employee of the Company nor a Non-Employee Director.

(g) "Employee" means any person, including a director, who is employed by the Company and is compensated for such employment by a regular salary.

(h)      "Exchange Act" means the Securities Exchange Act of 1934, as amended.

(i) "Fair Market Value" means the per share value of the Stock as of any given date, as determined by reference to the price of the last traded share of Stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System for such date or the next preceding date that Stock was traded on such market, or, in the event the Stock is listed on a stock exchange, the closing price per share of Stock as reported on such exchange for such date.

(j) "Incentive Stock Option" means any Stock Option intended to be and designated as an "Incentive Stock Option" within the meaning of Section 422 of the Code.

(k) "Insider" means a Participant who is subject to Section 16 of the Exchange Act.

(l) "Non-Employee Director" means any member of the Board who is not an Employee of the 2 Company and is not compensated for employment by a regular salary.

(m) "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option.

(n) "Parent means any corporation which owns stock entitling such corporation to fifty percent (50%) or more of the voting power of the Company.

(o) "Participant" means an Employee, officer, Non-Employee Director or Eligible Independent Contractor to whom an award is granted pursuant to the Plan.

(p) "Plan" means the Rom Tech, Inc. Amended and Restated 1995 Stock Option Plan, as hereinafter amended from time to time.

(q) "Rules" means Rule 16(b)(3) and any successor provisions promulgated by the Securities and Exchange Commission under Section 16 of the Exchange Act.

(r)      "Securities Act" shall mean the Securities Act of 1933, as amended.

(s) "Securities Broker" means the registered securities broker acceptable to the Company who agrees to effect the cashless exercise of an Option pursuant to Section 5(d) hereof.

(t)      "Stock" means the Common Stock of the Company, without par value.

(u) "Stock Option" or "Option" means any option to purchase shares of Stock (including Restricted Stock, if the Board so determines) granted pursuant to Section 5 below.

(v) "Subsidiary" means any corporation owned, in whole or in part, by the Company.

                           SECTION 2 - ADMINISTRATION
                           --------------------------

         2.1 The portion of the Plan with respect to the grant of Options pursuant to Part II shall be administered by the Board, provided, however, that the Board reserves the right to delegate such administration to a committee of the Board comprised of such directors as the Board may determine, and who shall serve at the pleasure of the Board.

          The Board shall have the authority to grant pursuant to the terms of the Plan: Stock Options to Employees (including directors who are Employees) and officers of the Company, and Eligible Independent Contractors. In particular, the Board shall, subject to the limitations and terms of the Plan, have the authority:

                 (i) to select the officers, directors (who are Employees) and other Employees of the Company, and the Eligible Independent Contractors to whom Stock Options may from time to time be granted hereunder;

                 (ii) to determine whether and to what extent incentive Stock ptions are to be granted hereunder;

                 (iii) to determine the number of shares to be covered by each such award granted hereunder;

                 (iv) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any award granted hereunder, including the option or exercise price and any restrictions or limitations, based upon such factors as the Board shall determine, in its sole discretion;

                 (v) to determine whether and under what circumstances a Stock Option may be exercised and settled in cash or Stock or without a payment of cash;

                 (vi) to determine whether, to what extent and under what circumstances Stock and other amounts payable with respect to an award under this Plan shall be deferred either automatically or at the election of the Participant; and

                 (vii) to amend the terms of any outstanding award (with the consent of the Participant) to reflect terms not otherwise inconsistent with the Plan, including amendments concerning exercise price changes, vesting acceleration or forfeiture waiver regarding any award or the extension of a Participant's right with respect to awards granted under the Plan, as a result of termination of employment or service or otherwise, based on such factors as the Board shall determine, in its sole discretion.

             The Board shall have the authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time deem advisable; to interpret the terms and provisions of the Plan and any award issued under the Plan (and any agreements relating thereto); and to otherwise supervise the administration of the Plan, provided that the Board may delegate to the Chief Executive Officer of the Company, or such other officer as may be designated by the Board, the authority, subject to guidelines prescribed by the Board, to grant Options to Employees and Eligible Independent Contractors who are not then subject to the provisions of Section 16 of the Exchange Act, and to determine the number of shares to be covered by any such Option, and the Board may authorize any one or more of such persons to execute and deliver documents on behalf of the Board, provided that no such delegation may be made that would cause grants of Options to persons subject to Section 16 of the Exchange Act to fail to comply with all applicable conditions of Rule 16b-3 or its successors under the Exchange Act. Determinations, interpretations or other actions made or taken by the Board pursuant to the provisions of the Plan shall be final and binding and conclusive for all purposes and upon all persons.

         No member of the Board or any committee designated by the Board to administer the Plan shall be liable for any action or determination made in good faith with respect to the Plan or any Stock Option granted under it. Nothing herein shall be deemed to expand the personal liability of a member of the Board or any such committee beyond that which may arise under any applicable standards set forth in the Company's by-laws and Pennsylvania law, nor shall anything herein limit any rights to indemnification or advancement of expenses to which any member of the Board or such committee may be entitled under any by-law, agreement, vote of the stockholders or directors, or otherwise.

         2.2 The portion of the Plan with respect to the grant of Options to Non-Employee Directors pursuant to Part II shall be administered by the Board. The Board shall have the same authority with respect to the grant of Options to Non-Employee Directors under Part II as is provided to the Board pursuant to
Section 2.1

         2.3 (a) The portion of the Plan with respect to the grant of Options pursuant to Part III shall be administered by the Board. Grants of Stock Options under Part III of the Plan and the amount, price and timing of the awards to be granted will be automatic, as described in Part III hereof. All questions of interpretation of the Plan with respect to the Grant of Options pursuant to Part III will be determined by the Board, and such determination shall, unless otherwise determined by the Board, be final and conclusive on all persons having any interest hereunder.

             (b) The Board reserves the right to amend the terms of any outstanding award (with the consent of the Participant) to reflect terms not otherwise inconsistent with the Plan, including amendments concerning exercise price changes, vesting acceleration or forfeiture waiver regarding any award or the extension of a Participant's right with respect to awards granted under the Plan, as a result of termination of service or otherwise, based on such factors as the Board shall determine, in its sole discretion.

                     SECTION 3 - STOCK SUBJECT TO THE PLAN
                     -------------------------------------

         3.1 The aggregate number of shares of Stock that may be issued or transferred under the Plan is 2,950,000, subject to adjustment pursuant to
Section 3.2 below. Such shares may be authorized but un-issued shares or reacquired shares. If the number of shares of Stock issued under the Plan and the number of shares of Stock subject to outstanding awards (taking into account the share counting requirements established under the Rules) equals the maximum number of shares of Stock authorized under the Plan, no further awards shall be made unless the Plan is amended in accordance with the Rules or additional shares of Stock become available for further awards under the Plan. If and to the extent that Options granted under the Plan terminate, expire or are canceled without having been exercised, such shares shall again be available for subsequent awards under the Plan.

         3.2 If any change is made to the Stock (whether by reason of merger, consolidation, reorganization, re-capitalization, stock dividend, stock split, combination of shares, or exchange of shares or any other change in capital structure made without receipt of consideration), then unless such event or change results in the termination of all outstanding awards under the Plan, the Board shall preserve the value of the outstanding awards by adjusting the maximum number and class of shares issuable under the Plan to reflect the effect of such event or change in the Company's capital structure, and by making appropriate adjustments to the number and class of shares subject to an outstanding award and/or the option price of each outstanding Option, except that any fractional shares resulting from such adjustments shall be eliminated by rounding any portion of a share equal to .500 or greater up, and any portion of a share equal to less than .500 down, in each case to the nearest whole number.

         3.3 In any fiscal year of the Company, the maximum number of shares of Common Stock with respect to which Options may be granted to any optionee shall not exceed 5% of the Common Stock outstanding, as adjusted for stock splits, stock dividends or other similar changes affecting the Common Stock.

                      SECTION 4 - DESIGNATION OF OPTIONEES
                      ------------------------------------

         4.1 Optionees under Part II of the Plan shall be selected, from time to time, by the Board from among those Employees and Eligible Independent Contractors who, in the opinion of the Board, occupy responsible positions and who have the capacity to contribute materially to the continued growth, development and long-term success of the Company and its Subsidiaries. Optionees under Part II may also be selected from among those Non-Employee Directors who, in the opinion of the Board, have the capacity to devote themselves to the Company's success.

         4.2 All Non-Employee Directors on the date of grant shall be eligible to receive Options under Part III of the Plan.

       PART II - GRANTS TO EMPLOYEES, ELIGIBLE INDEPENDENT CONTRACTORS AND
                             NON-EMPLOYEE DIRECTORS

                           SECTION 5 - STOCK OPTIONS
                           -------------------------

         Any Stock Option granted under Part II of the Plan shall be in such form as the Board may from time to time approve. Stock Options granted under
Part II of the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The Board shall have the authority to grant Incentive Stock Options, Non-Qualified Stock Options or both types of Stock Options. To the extent that any Stock Option does not qualify as an Incentive Stock Option, it shall constitute a Non-Qualified Stock Option. The Board shall have the authority to grant Non-Qualified Stock Options to Non-Employee Directors under Part II. Anything in the Plan to the contrary notwithstanding, no term of this Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify the Plan under Section 422 of the Code, or, without the consent of the optionee(s) affected, to disqualify any Incentive Stock Option under Section 422. Options granted hereunder shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Board shall deem appropriate:

         5.1 OPTION PRICE. The option price per share of Stock purchasable under a Stock Option shall be determined by the Board at the time of grant; provided, however, that the option price per share for any Stock Option shall be not less than 100% of the Fair Market Value of the Stock on the date of grant. Any Incentive Stock Option granted to any optionee who, at the time the Option is granted, owns more than 10% of the voting power of all classes of stock of the Company or of a Parent or Subsidiary corporation (within the meaning of Section 424 of the Code), shall have an exercise price no less than 110% of Fair Market Value per share on the date of the grant.

         5.2 OPTION TERM. The term of each Stock Option shall be fixed by the Board, but no Stock Option shall be exercisable more than ten years after the date the Stock Option is granted. However, any Incentive Stock Option granted to any optionee who, at the time the Option is granted, owns more than 10% of the voting power of all classes of stock of the Company or of a Parent or Subsidiary corporation may not have a term of more than five years. No Option may be exercised by any person after expiration of the term of the Option.

         5.3 EXERCISABILITY. Stock Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Board at or after grant. If the Board provides, in its discretion, that any Stock Option is exercisable only in installments, the Board may waive such installment exercise provisions at any time at or after grant in whole or in part, based on such factors as the Board shall determine, in its sole discretion.

         5.4 METHOD OF EXERCISE. Subject to whatever installment exercise provisions apply under Section 5.3, Stock Options may be exercised in whole or in part at any time and from time to time during the Option period, by giving written notice of exercise to the Company specifying the number of shares to be purchased. Such notice shall be accompanied by payment in full of the purchase price, either by cash, check, or such other instrument as the Board may accept. As determined by the Board, in its sole discretion, at or after grant, payment in full or in part may also be made in the form of unrestricted Stock already owned by the optionee (based upon the Fair Market Value of a share of Stock on the business date preceding tender if received prior to the close of the stock market and at the Fair Market Value on the date of tender if received after the stock market closes); provided, however, that, (i) in the case of an Incentive Stock Option, the right to make a payment in the form of unrestricted Stock already owned by the optionee may be authorized only at the time the Option is granted and (ii) the Company may require that the Stock has been owned by the Participant for a minimum period of time specified by the Board. In addition, if such unrestricted Stock was acquired through exercise of an Incentive Stock Option, such Stock shall have been held by the optionee for a period of not less than the holding period described in Section 422(a)(1) of the Code on the date of exercise, or if such Stock was acquired through exercise of a Non-Qualified Stock Option or of an option under a similar plan of the Company, such Stock shall have been held by the optionee for a period of more than one year on the date of exercise, and further provided that the optionee shall not have tendered Stock in payment of the exercise price of any other Option under the Plan or any other stock option plan of the Company within six calendar months of the date of exercise. To the extent permitted under the applicable laws and regulations, at the request of the Participant, and with the consent of the Board, the Company shall permit payment to be made by means of a "cashless exercise" of an Option. Payment by means of a cashless exercise shall be effected by the Participant delivering to the Securities Broker irrevocable instructions to sell a sufficient number of shares of Stock to cover the cost and expenses associated therewith and to deliver such amount to the Company. No shares of Stock shall be issued until full payment therefor has been made. An optionee shall not have any right to dividends or other rights of a stockholder with respect to shares subject to the Option until such time as Stock is issued in the name of the optionee following exercise of the Option in accordance with the Plan.

         5.5 STOCK OPTION AGREEMENT. Each Option granted under this Plan shall be evidenced by an appropriate Stock Option agreement, which agreement shall expressly specify whether such Option is an Incentive Stock Option or a Non-Qualified Stock Option and shall be executed by the Company and the optionee. The agreement shall contain such terms and provisions, not inconsistent with the Plan, as shall be determined by the Board. Such terms and provisions may vary between optionees or as to the same optionee to whom more than one Option may be granted.

         5.6 REPLACEMENT OPTIONS. If an Option granted pursuant to the Plan may be exercised by an optionee by means of a stock-for-stock swap method of exercise as provided in 5.4 above, then the Board may, in its sole discretion and at the time of the original Option grant, authorize the Participant to automatically receive a replacement Option pursuant to this part of the Plan. This replacement Option shall cover a number of shares determined by the Board, but in no event more than the number of shares equal to the difference between the number of shares of the original Option exercised and the net shares received by the Participant from such exercise. The per share exercise price of the replacement Option shall equal the then current Fair Market Value of a share of Stock, and shall have a term extending to the expiration date of the original Option. The Board shall have the right, in its sole discretion and at any time, to discontinue the automatic grant of replacement Options if it determines the continuance of such grants to no longer be in the best interests of the Company.

         5.7 NON-TRANSFERABILITY OF OPTIONS. No Stock Option shall be transferable by the optionee other than by will, by the laws of descent and distribution, pursuant to a qualified domestic relations order, or as permitted under the Rules, and all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee. Notwithstanding the foregoing, the Board may grant non-qualified Options that are transferable, without payment of consideration, to immediate family members (i.e., spouses, children and grandchildren) of the Optionee or to trusts for, or partnerships whose only partners are, such family members. The Board may also amend outstanding non-qualified Options to provide for such transferability.

         5.8 TERMINATION OF EMPLOYMENT BY REASON OF DEATH. Unless otherwise determined by the Board at or after grant, if any optionee dies during the optionee's period of employment by the Company, or during the periods referred to in Sections 5.9, 5.10 or 5.11, any Stock Option held by such optionee may thereafter be exercised, to the extent then exercisable or on such accelerated basis as the Board may determine at or after grant, by the legal representative of the estate or by the legatee of the optionee under the will of the optionee, for a period of one year (or such shorter period as the Board may specify at grant) from the date of such death or until the expiration of the stated term of such Stock Option, whichever period is shorter.

         5.9 TERMINATION OF EMPLOYMENT BY REASON OF DISABILITY. Unless otherwise determined by the Board at or after grant, if an optionee's employment by the Company terminates by reason of Disability, any Stock Option held by such optionee may thereafter be exercised by the optionee, to the extent it was exercisable at the time of termination, or on such accelerated basis as the Board may determine at or after grant, for a period of one year (or such shorter period as the Board may specify at grant) from the date of such termination of employment or until the expiration of the stated term of such Stock Option, whichever period is shorter. In the event of termination of employment by reason of Disability, if an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, such Stock Option will thereafter be treated as a Non-Qualified Stock Option.

         5.10 TERMINATION OF EMPLOYMENT UPON RETIREMENT. Unless otherwise determined by the Board at or after grant, if an optionee's employment terminates due to retirement (as hereinafter defined), any Stock Option held by such optionee may thereafter be exercised by the optionee, to the extent it was exercisable at the date of retirement, or on such accelerated basis as the Board may specify at grant, for a period of one-year (or such shorter period as the Board may specify at grant) from the date of such retirement or until the expiration of the stated term of such Stock Option, whichever period is shorter. For purposes of this Section 5.10, "Retirement" shall mean any Employee retirement under the Company's retirement policy.

         5.11 OTHER TERMINATION OF EMPLOYMENT. Unless otherwise determined by the Board at or after grant, in the event of termination of employment (voluntary or involuntary) for any reason other than death, disability or retirement, or if an Employee is terminated for cause, any Stock Option held by such optionee may thereafter be exercised by the optionee, to the extent it was exercisable at the time of such termination or on such accelerated basis as the Board may determine at or after grant, for a period of three months (or such shorter period as the Board may specify at grant) from the date of such termination of employment or the expiration of the stated term of such Stock Option, whichever period is shorter. If an Employee is terminated for cause, any Stock Option held by such Optionee shall terminate immediately.

         5.12 INCENTIVE STOCK OPTION LIMITATION. The aggregate Fair Market Value (determined as of the time of grant) of the Stock with respect to which Incentive Stock Options are exercisable for the first time by the optionee during any calendar year under the Plan and/or any other stock option plan of the Company shall not exceed $100,000.

         5.13 TERMINATION OF ELIGIBLE INDEPENDENT CONTRACTORS OPTIONS. The termination provisions of Options granted to Eligible Independent Contractors shall be determined by the Board in its sole discretion.

         5.14 WITHHOLDING AND USE OF SHARES TO SATISFY TAX OBLIGATIONS. The obligation of the Company to deliver Stock upon the exercise of any Option shall be subject to applicable federal, state and local tax withholding requirements. If the exercise of any Option is subject to the withholding requirements of applicable federal tax laws, the Board, in its discretion (and subject to such withholding rules ("Withholding Rules") as shall be adopted by the Board), may permit the optionee to satisfy the federal withholding tax, in whole or in part, by electing to have the Company withhold (or by delivering to the Company) shares of Stock, which Stock shall be valued, for this purpose, at their Fair Market Value on the date the amount of tax required to be withheld is determined (the "Determination Date"). Such election must be made in compliance with and subject to the Withholding Rules, and the Board may not withhold shares of Stock in excess of the number necessary to satisfy the minimum federal income tax withholding requirements. If Stock acquired upon the exercise of an Incentive Stock Option is used to satisfy such withholding requirement, such Stock must have been held by the optionee for a period of not less than the holding period described in Section 422(a)(1) of the Code on the Determination Date. If Stock acquired through the exercise of a Non-Qualified Stock Option or of an option under a similar plan is delivered by the optionee to the Company to satisfy such withholding requirement, such Stock must have been held by the optionee for a period of more than one year on the Determination Date. For Optionees subject to
Section 16 of the Exchange Act, to the extent required by Section 16, the election to have Stock withheld by the Company hereunder must be either (a) an irrevocable election made six months before the Determination Date; or (b) an irrevocable election where both the election and the Determination Date occur during one of the ten-day periods beginning on the third business day following the date of release of the Company's quarterly or annual summary financial data and ending on the twelfth business day following such release.

         5.15 ISSUANCE OF SHARES AND COMPLIANCE WITH SECURITIES ACTS. Within a reasonable time after exercise of an Option, the Company shall cause to be delivered to the optionee a certificate for the Stock purchased pursuant to the exercise of the Option. At the time of any exercise of any Option, the Company may, if it shall deem it necessary and desirable for any reason connected with any law or regulation of any governmental authority relative to the regulation of securities, require the optionee to represent in writing to the Company that it is his or her then intention to acquire the Stock for investment and not with a view to distribution thereof and that such optionee will not dispose of such Stock in any manner that would involve a violation of applicable securities laws. In such event, no Stock shall be issued to such holder unless and until the Company is satisfied with such representation. Certificates for shares of Stock issued pursuant to the exercise of Options may bear an appropriate securities law legend.

         5.16 TERMINATION OF NON-EMPLOYEE DIRECTORS OPTIONS. Section 11 of the Plan shall apply to the termination of Options granted to Non-Employee Directors under Part II.

                   PART III - GRANTS TO NON-EMPLOYEE DIRECTORS

                          SECTION 6 - GRANT OF OPTIONS
                          ----------------------------

         Options to purchase 10,000 shares of Common Stock, subject to adjustment as provided in Section 3.2 (the "Initial Options") and options to purchase 5,000 shares, subject to adjustments as provided in Section 3.2 (the "Annual Options"), shall be granted to Non-Employee Directors as follows:

         (a) Each Non-Employee Director on the 30th day after the stockholders of the Company have approved the Plan shall be granted an Initial Option.

         (b) Each Non-Employee Director who is not granted an Initial Option pursuant to Section 6(a), shall be granted an Initial Option on the first business day immediately following the date that such person is first elected or appointed to serve as a Non-Employee Director.

         (c) Each year on January 1, each Non-Employee Director on such date shall be granted an Annual Option.

                          SECTION 7 - TYPES OF OPTIONS
                          ----------------------------

         All options granted under Part III of the Plan shall be non-qualified Stock Options for purposes of the Code.

                            SECTION 8 - OPTION PRICE
                            ------------------------

         The purchase price of each share of Stock issuable upon exercise of an Option will be equal to the Fair Market Value of the Stock on the date of grant.

                 SECTION 9 - OPTION TERM AND RIGHTS TO EXERCISE
                 ----------------------------------------------

         9.1 PERIOD OF OPTION AND RIGHTS TO EXERCISE. Except as set forth herein, each Non-Employee Director who receives options under this Plan must continue to hold office as a Non-Employee Director of the Company for six months from the date that the Initial Option is granted and six months from the date each Annual Option is granted before he can exercise any part thereof. Thereafter, subject to the provisions of the Plan, options will vest and be exercisable as follows:

(a)      Initial Options.

     (i) Each Initial Option will vest and be exercisable in full six months from the date of grant.

     (ii) The right to exercise an Initial Option will expire on the fifth anniversary of the date on which the option was granted.

     (iii) Once an Initial Option has become exercisable, such option may be exercised in whole at any time or in part from time to time until the expiration of the option, whether or not any option granted previously to the optionee remains outstanding at the time of such exercise.

(b)      Annual Options.

     (i) Each Annual Option will vest and be exercisable on a cumulative basis as to 2,500 shares beginning six months from the date of grant and 2,500 additional shares beginning on the first anniversary of the date of grant.

     (ii)The right to exercise an Annual Option will expire on the fifth anniversary of the date on which the option was granted.

     (iii) Once each installment of an Annual Option has become exercisable, it may be exercised in whole at any time or in part from time to time until the expiration of the option, whether or not an option granted previously to the optionee remains outstanding at the time of such exercise.

                      SECTION 10 - PAYMENT OF OPTION PRICE
                      ------------------------------------

         Payment or provision for payment of the purchase price shall be made as follows: (i) in cash or check; (ii) by exchange of Stock valued at its Fair Market Value on the date of exercise; (iii) by means of a cashless exercise procedure by the delivery to the Company of an exercise notice and irrevocable instructions to the Securities Broker to sell a sufficient number of shares of Stock to pay the purchase price of the shares of Common Stock as to which such exercise relates and to deliver promptly such amount to the Company; or (iv) by any combination of the foregoing. Where payment of the purchase price is to be made with shares of Stock acquired through exercise of a non-qualified Stock Option or of an option under a similar plan of the Company, such Stock shall have been held by the optionee for a period of more than one year on the date of exercise, and further provided that the optionee shall not have tendered Stock in payment of the exercise price of any other Option under the Plan or any other stock option plan of the Company within six calendar months of the date of exercise.

                      SECTION 11 - TERMINATION OF SERVICE
                      -----------------------------------

         Upon cessation of service as a Non-Employee Director (for reasons other than retirement or death), including cessation of service due to physical or mental disability that prevents such person from rendering further services as a Non-Employee Director, only those options exercisable at the date of cessation of service shall be exercisable by the Non-Employee Director, or on such accelerated basis as the Board may determine at or after grant, for a period of three months, or such other period as the Board may specify from time to time. Upon the retirement or death of a Non-Employee Director, options shall be exercisable as follows:

         (a) Retirement. Upon retirement as a Non-Employee Director after the Non-Employee Director has served for at least six consecutive years as a director, all Options shall continue to be exercisable during their terms as if such person had remained a Non-Employee Director.

         (b) Death. In the event of the death of a Non-Employee Director while a member of the Board, or within the period after termination of service referred to in the first paragraph of Section 11, the Options granted to him shall be exercisable, to the extent then exercisable, for a period of one year from the date of the Non-Employee Director's death, or until the expiration of the Option, whichever period is shorter.

                   SECTION 12 - NO GUARANTEED TERM OF OFFICE
                   -----------------------------------------

         Nothing in this Plan or any modification thereof, and no grant of an option, or any term thereof, shall be deemed an agreement or condition guaranteeing to any Non-Employee Director any particular term of office or limiting the right of the Company, the Board or the stockholders to terminate the term of office of any Non-Employee Director under the circumstances set forth in the Company's Certificate of Incorporation or Bylaws, or as otherwise provided by law.

                        SECTION 13 - OTHER RESTRICTIONS
                        -------------------------------

         Sections 5.5, 5.7 and 5.15 of the Plan shall apply to options granted pursuant to Part III of the Plan.

                             PART IV - MISCELLANEOUS

                         SECTION 14 - CHANGE IN CONTROL
                         ------------------------------

         A "Change in Control" for purposes of this Plan shall mean any one of the events described below:

         14.1 at any time during a period of two (2) consecutive years, at least a majority of the Board shall not consist of Continuing Directors. "Continuing Directors" shall mean directors of the Company at the beginning of such two-year period and directors who subsequently became such and whose selection or nomination for election by the Company's shareholders was approved by a majority of the then Continuing Directors; or

         14.2 any person or "group" (as determined for purposes of Regulation 13D-G promulgated by the Commission under the Exchange Act or under any successor regulation), but excluding any majority-owned subsidiary or any employee benefit plan sponsored by the Company or any subsidiary or any trust or investment manager for the account of such a plan, shall have acquired "beneficial ownership" (as determined for purposes of such regulation) of the Company's securities representing fifty percent (50%) or more of the combined voting power of the Company's then outstanding securities unless such acquisition is approved in advance by a majority of the directors of the Company who were in office immediately preceding such acquisition and any individual selected to fill any vacancy created by reason of the death or disability of any such director; or

         14.3 the Company becomes a party to a merger, consolidation or share exchange in which either (i) the Company will not be the surviving corporation or (ii) the Company will be the surviving corporation and any outstanding shares of Common Stock will be converted into shares of any other company (other than a re-incorporation or the establishment of a holding company involving no change in ownership of the Company or other securities or cash or other property (excluding payments made solely for fractional shares); or

         14.4 the Company's shareholders (i) approve any plan or proposal for the disposition or other transfer of all, or substantially all, of the assets of the Company, whether by means of a merger, reorganization, liquidation or dissolution or otherwise or (ii) dispose of, or become obligated to dispose of, 50% or more of the outstanding capital stock of the Company by tender offer or otherwise. If a Change in Control has occurred, all outstanding options granted under the Plan shall be immediately exercisable by the holders of the options for the total remaining number of Shares covered by the options and shall survive any such event.

                    SECTION 15 - AMENDMENTS AND TERMINATION
                    ---------------------------------------

         The Board may amend, alter or discontinue the Plan at any time and from time to time, but no amendment, alteration or discontinuation shall be made which would impair the rights of an optionee or Participant under a Stock Option award theretofore granted, without the optionee's or Participant's consent, or which, without the approval of the Company's stockholders, would require stockholder approval under the Rules. The Board may amend the terms of any stock option theretofore granted, prospectively or retroactively, but no such amendment shall impair the rights of any holder without the holder's consent. The Board may also substitute new stock options for previously granted stock options, including previously granted stock options having higher option prices. Subject to the above provisions, the Board shall have broad authority to amend the Plan, to take into account changes and applicable tax laws, securities laws, and accounting rules, as well as other developments.

                      SECTION 16 - UNFUNDED STATUS OF PLAN
                      ------------------------------------

         The Plan is intended to constitute an "un-funded" plan of incentive and deferred compensation. With respect to any payments not yet made to a Participant or optionee by the Company, nothing contained herein shall give any such Participant or optionee any rights that are greater than those of a general creditor of the Company. In its sole discretion, the Board may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver Stock or payments in lieu of or with respect to awards hereunder; provided, however, that, unless the Board otherwise determines with the consent of the affected Participant, the existence of such trusts or other arrangements is consistent with the "un-funded" status of the Plan.

                        SECTION 17 - GENERAL PROVISIONS
                        -------------------------------

         17.1 All certificates for shares of Stock or other securities delivered under the Plan shall be subject to such stop-transfer orders and other restrictions as the Board may deem advisable under the rules, regulations and other requirements of the Securities Act, the Exchange Act, any stock exchange or over-the-counter market upon which the Stock is then listed, and any applicable federal or state securities law, and the Board may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

         17.2 Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to stockholder approval if such approval is required, and such arrangements may be either generally applicable or applicable only in specific cases.

         17.3 The adoption of the Plan shall not confer upon any Participant any right to continued employment with the Company nor shall it interfere in any way with the right of the Company to terminate its relationship with any of its Employees, directors or Independent Contractors at any time.

         17.4 No later than the date as of which an amount first becomes includable in the gross income of the Participant for federal income tax purposes with respect to any award under the Plan, the Participant who is an Employee of the Company shall pay to the Company, or make arrangements satisfactory to the Board regarding the payment of, any federal, state, or local taxes of any kind required by law to be withheld with respect to such amount. To the extent permitted by the Board, in its sole discretion, the minimum required withholding obligations may be settled with Stock, including Stock that is part of the award that gives rise to the withholding requirement. The obligations of the Company under the Plan shall be conditional on such payment or arrangements and the Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Participant.

         17.5 The Board shall establish such procedures as it deems appropriate for a Participant to designate a beneficiary to whom any amounts payable in the event of the Participant's death are to be paid. The Plan shall be governed by and subject to all applicable laws and to such approvals by any governmental or regulatory agency as may be required.

                  SECTION 18 - EFFECTIVE DATE AND TERM OF PLAN
                  --------------------------------------------

         The Plan shall be effective as of the effective date the Plan is adopted by the Board of Directors and Shareholders of the Company, (the "Effective Date"), subject to the consent or approval of the Company's stockholders as provided below. No Stock Option award shall be granted pursuant to the Plan on or after ten years from the Effective Date, but Stock Options granted prior to such tenth anniversary may be exercised after such date. If the Plan is not approved by a majority of the votes cast at a duly held meeting at which a quorum representing a majority of all outstanding voting stock of the Company is, either in person or by proxy, present and voting on the Plan, within 12 months after such effective date, any Incentive Stock Options that have been granted shall automatically become Non-Qualified Stock Options.

                          SECTION 19 - INTERPRETATION
                          ---------------------------

         A determination of the Board as to any question which may arise with respect to the interpretation of the provisions of this Plan or any Options shall be final and conclusive, and nothing in this Plan, or in any regulation hereunder, shall be deemed to give any Participant, his legal representatives, assigns or any other person any right to participate herein except to such extent, if any, as the Board may have determined or approved pursuant to this Plan. The Board may consult with legal counsel who may be counsel to the Company and shall not incur any liability for any action taken in good faith in reliance upon the advice of such counsel.

                           SECTION 20 - GOVERNING LAW
                           --------------------------

         With respect to any Incentive Stock Options granted pursuant to the Plan and the agreements thereunder, the Plan, such agreements and any Incentive Stock Options granted pursuant thereto shall be governed by the applicable Code provisions to the maximum extent possible. Otherwise, the laws of the Commonwealth of Pennsylvania shall govern the operation of, and the rights of Participants under, the Plan, the agreements and any Options granted thereunder.

                     SECTION 21 - COMPLIANCE WITH THE RULES
                     --------------------------------------

         21.1 Unless an Insider could otherwise transfer shares of Stock issued hereunder without incurring liability under Section 16(b) of the Exchange Act, at least six months must elapse from the date of grant of an Option to the date of disposition of the Stock issued upon exercise of such Option.

         21.2 It is the intent of the Company that this Plan comply in all respects with the Rules in connection with any grant of Options to, or other transaction by, an Insider. Accordingly, if any provision of this Plan or any agreement relating to an Option does not comply with the Rules as then applicable to any such Insider, such provision will be construed or deemed amended to the extent necessary to conform to such requirements with respect to such person. In addition, the Board shall have no authority to make any amendment, alteration, suspension, discontinuation, or termination of the Plan or any agreement hereunder, or take other action if such authority would cause an Insider's transactions under the Plan not to be exempt under the Rules.

         21.3 Certain restrictive provisions of the Plan have been implemented to facilitate the Company's and Insiders' compliance with the Rules. The Board, in its discretion, may waive certain of these 13 14 restrictions, provided the waiver does not relate in any way to an Insider and, provided further, such waiver or amendment is carried out in accordance with Section 15 hereof.

        SECTION 22 - SUBSTITUTION OF OPTIONS IN A MERGER, CONSOLIDATION
                               OR SHARE EXCHANGE
                               -----------------

         In the event that the Company becomes a party to a merger, consolidation or share exchange (a "Business Combination") and in connection therewith substitutes options under the Plan for options of another party to such Business Combination, notwithstanding the provisions of the Plan, the terms of such substituted options may have the same terms and conditions (provided that the number of shares issuable and the exercise prices are adjusted in accordance with the terms of the Business Combination) as the former options of such other party to the Business Combination, provided, however, that the exercise price of the Options to be granted under the Plan shall be lawful consideration as determined by the Board.