Form 10KSB
period 2001-06-30
EGAMES INC
filed 2002-01-25
CIK 948703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark one)
    |X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934 For the fiscal year ended June 30, 2001

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
  Common Stock, No Par Value                          NASDAQ

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year:  $7,172,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,047,000 as of December 31, 2001.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of Common Stock, no par value per share, as of January 23, 2002.

Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X )

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                  eGames, Inc.
                                  Form 10-KSB
                     For the Fiscal Year Ended June 30, 2001

                                      INDEX


                                                                          Page
                                     PART I

Item  1.      Business................................................      3

Item  2.      Properties..............................................     15


                                     PART II

Item  5.      Market for the Registrant's Common Stock and Related
              Stockholder Matters.....................................     16

Item  6.      Management's Discussion and Analysis of Results of
              Operations and Financial Condition......................     17

Item  7.      Financial Statements....................................     29


                                    PART III

Item  9.      Directors and Executive Officers of the Registrant......     51

Item 10.      Executive Compensation..................................     54

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management..............................................     56


                                     PART IV

Item 13.      Exhibits, List and Reports on Form 8-K..................     58


Index of Exhibits.....................................................     58
Signatures............................................................     60

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 9 to 15.

Item 1.       Business

GENERAL

eGames,   Inc.,  formerly  RomTech,   Inc.,  (the  "Company"),   a  Pennsylvania
corporation   incorporated  in  July  1992,  publishes,   markets  and  sells  a
diversified line of personal computer software primarily for consumer entertainment. The Company also offers a small number of personal productivity products for sale. In August 1998, the Company acquired Software Partners Publishing and Distribution Ltd. ("Software Partners"), a United Kingdom-based distributor of personal computer software for consumer entertainment and small office/home office applications. On March 31, 1999 Software Partners changed its name to eGames Europe Ltd. ("eGames Europe"). On May 11, 2001 the Company sold eGames Europe to Greenstreet Software Limited, a United Kingdom-based software publisher and distributor.

The Company believes that consumers base their software purchase decisions on the same criteria as other consumer product purchases, relying on recognized brands for consistent quality, value, and ease of use. The Company promotes its proprietary brand names, including eGames(TM), Galaxy of Games(TM), Game Master Series(TM), Galaxy of Home Office Help(TM) (the "eGames Series") and Outerbound Games(TM), in order to generate customer loyalty, encourage repeat purchases and differentiate the eGames Series and Outerbound Games products to retailers and consumers. The Company targets the market of home personal computer ("PC") users who seek full-featured, value-priced and easy-to-use entertainment software. All eGames Series titles are Family Friendly(TM), easy-to-use, and are rated E for Everyone by the ESRB (Entertainment Software Ratings Board), which means they are non-violent and appropriate for all ages. The Company's software packaging is labeled with the distinctive Family Friendly(TM) logo to help attract consumers towards its software. The Company's eGames Series products generally sell at retail for under $15.00, a price point that is intended to generate impulse purchases in mass-market shopping environments. The Company's Game Master Series titles are boxed software products that generally sell at retail for $14.99, yet feature packaging and content usually found in software titles selling for more than $20.00 at retail. The Company's Outerbound Games are intended to sell at retail from $9.99 to $14.99. The balance of the Company's software titles, including its Galaxy of Games collections, are typically sold in jewel case packaging and sell at retail for $9.99.

INDUSTRY BACKGROUND

The worldwide consumer entertainment software market is estimated to exceed $37 billion in revenues by 2003 compared to an estimated $16 billion in revenues during 2000. This dramatic growth in recent years has been driven by the increasing number of multimedia PCs in the home and office, the increasing number of game console devices in the home, the proliferation of software titles, and the development of new and expanding distribution channels. Declining prices of microprocessors and CD-ROM drives have made high-end interactive computer entertainment more affordable.

Approximately 60% of all Americans, or about 145 million people, say they play computer or video games. The growth in the installed base of multimedia PCs has created a mass market for consumer entertainment software products. The development of a mass market for consumer entertainment software products has been characterized by the growing importance of mass merchant software sales as a distribution channel, increasing price pressure and competition for retail shelf space. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. Faced with the challenges of marketing and distribution, many independent software developers and content providers are pursuing relationships with publishing companies with broader distribution capabilities, including better access to mass market retailers and greater merchandising, marketing and promotional support. At the same time, retailers with limited shelf space are faced with the challenge of managing an increasing number of new titles. A significant result of these market pressures is an industry trend toward the consolidation of entertainment software companies and the diversification of products offered by such companies. The trend in industry consolidation is expected to continue for the foreseeable future.

BUSINESS STRATEGY

The intended result of the Company's business strategy is to be a leading publisher of high quality, value-priced interactive consumer entertainment software in the consumer entertainment category of the market. The Company continues to work towards implementing a business plan that focuses on: gaining brand name recognition of its Family Friendly software products; developing new top-selling titles within existing brands; developing new brands such as the Company's new Outerbound Games brand; establishing strong distribution and retail relationships; consistently offering a diversified high-quality, high-value software portfolio of products that provide significant sell-through and return-on-investment opportunities for all types of retailers; and implementing a sound Internet strategy and comprehensive website.

The eGames Business Model. The dominant element of the Company's strategy is bringing familiar, fun, Family Friendly games to PC users of all ages and levels of experience at affordable prices. Therefore, the Company's business model is primarily based on the premise that the under $15 retail segment, the value-priced segment, of the PC game software market will be the fastest growing segment of the market for the foreseeable future. That has been the case in North America since 1996, according to NPD Intelect (formerly PC Data), an industry market data firm. The business model the Company has created focuses on this growing segment of the market in an effort to gain market share and increase sales.

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

Deliver Products To Market Quickly To Maximize Sales Opportunities. The Company believes that the best method of bringing successful products to market is to identify products that consumers are buying and will continue to buy. The Company then focuses on quickly developing or procuring product content that the Company believes will achieve favorable sales results in its category when the product is combined with the Company's attractive, distinctive, and informative packaging that is designed to encourage impulse purchases in retail stores. The Company's development efforts focus primarily on product design, a standard user-friendly interface, ease-of-use, product quality and consistency. The Company's internal product development activities are supplemented by utilizing existing technologies and externally developed programming and content. The Company maintains control over the creative and market-driven aspects of product development while utilizing outside resources to reduce development costs and minimize risks.

Develop Products That Are Easy To Use. The Company's products are designed to be simple and easy to install and use, requiring little or no technical expertise. The Company provides technical support for all of its products and revises or upgrades products in response to consumer feedback gained from customer's registration of products they have purchased.

Gaining Distribution. Gaining widespread retail and Internet distribution is also an important element of the Company's strategy. The Company's flexible distribution strategy enables retailers to buy eGames products directly from the Company or from a distributor that may already be effectively serving the retailer's software needs. The Company's challenge is to make every retailer aware of the eGames business proposition and to make sure they have access to the Company's products in the manner best suited or matched to their operations, as long as this access is profitable to the Company. Due to the additional costs associated with servicing retail customers directly, the Company intends to seek either minimum order requirements for direct-to-store shipments or price increases to cover the additional costs associated with direct-to-store shipments. The Company's goal is to make its products available to more consumers in the retail stores that they shop most frequently or on the Internet.

Market Brand Names That Deliver Consistent Quality. The Company focuses its marketing resources on developing brands that represent consistency, quality and value to the consumer. The Company believes that to the consumer, brands offer a safe and secure choice in an otherwise confusing, fast changing and often intimidating software marketplace. Consumers view successful brand logos as friendly marks of quality assurance. Once a consumer becomes highly satisfied with a brand in any given product category, the Company believes that the consumer will typically tend to actively seek out that brand versus competing brands. The Company believes that successful brands can lead to consistently successful product sell-through results at retail stores, which is one of the Company's long-term goals.

INTERNET STRATEGY

The Company's Internet strategy is based upon three underlying principles: providing exceptional customer service, building customer equity, and creating mutually beneficial relationships with advertisers and business partners. By focusing on these three fundamentals, the Company is working towards creating an Internet presence that not only reinforces the Company's retail strengths, but also provides innovative and unique methods for building new business opportunities and generating additional revenue streams.

The Company's websites, www.egames.com and www.outerboundgames.com, are comprehensive websites where visitors can: try out great demos; play fun games for free; buy all of the Company's products (both tangible and downloadable versions); register software purchases; access the Company's SEC filings and press releases; link to the Company's international partners' websites; or access technical support. The Company seeks to maintain its websites as leading edge websites in the services and information that are presented to visitors. While the Company strives for visually appealing websites, it is important that it be intuitive in its functionality. The Company's goal is to maintain this level of service so that the Company's Internet presentation represents its commitment to providing fun, easy-to-use products and services.

The cornerstone of the Company's Internet strategy is the "eGames browser." The eGames browser was developed in 1998 as a standard, user-friendly interface for presenting the Company's games to consumers on their personal computers (PCs). The Company designed a browser interface since marketplace data revealed that consumers were buying PCs for their homes in order to get connected to the Internet - a trend or buying behavior that management believes will continue to drive PC purchases for the foreseeable future. Since consumers are familiar with "Internet browsers," the Company's management believes that providing the same functionality and connectivity in the eGames browser provides added value and ease of use for consumers. The browser is also an easy way to access the eGames website to enable consumers to purchase additional games on the Internet and access the trend towards increased software purchases online since marketplace data forecasts that consumers will, over time, purchase more and more of their software on the Internet.

Creating New Revenue Streams. Another objective is to combine the features and competitive advantages of the eGames browser and the eGames game content to create a product offering that could enable the Company to create revenue streams from advertising, direct marketing services, and the sale of special promotional product offerings for the premiums and promotions industry.

MARKETING

The Company's marketing efforts include: participating in retail trade shows; developing the Company's websites, (www.egames.com and www.outerboundgames.com); issuing press releases and establishing media contact; coordinating in-store and industry promotions including merchandising and point of purchase displays; participating in cooperative advertising programs with specific retailers; and utilizing demonstration software distributed through the Internet or on compact discs. The Company's marketing department is responsible for creating marketing programs to generate product sell-in (sales to retailers) and sell-through (sales to end-user customers). These programs generally are based on established consumer product marketing techniques that the Company believes are becoming more important as software becomes more of a consumer product. The Company uses consumer product graphic design artists and copywriters to create effective package designs, catalogs, brochures, advertisements and related materials. The Company's marketing and sales personnel and outside contractors work together to coordinate retail and publicity programs so that those programs are in place when products are initially shipped to retailers and consumers. Public relations, in-store advertising, catalog mailings and advertisements are designed in advance of product availability.

Sales and Distribution

North American Sales and Distribution. The Company sells its products both on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies, as well as through national software distributors. The Company has established direct sales relationships with several traditional national software retailers such as Electronics Boutique, CompUSA and Toys-R-Us, as well as non-traditional software retailers such as Walgreen Company, Albertsons, and Eckerd Corporation. The Company has invested in its own electronic data interchange ("EDI") hardware and software systems in order to provide this capability with its direct sales retailers that prefer to transact business this way. This capability in turn facilitates the placement, control and shipment of orders and the processing of payments and credits.

While direct sales to retailers comprised approximately 54% of the Company's business in fiscal 2001, the Company expects to sell the majority of its products through wholesale distributors during fiscal 2002, such as Infogrames, Inc. (formerly GT Value Products), United American Video and Triad Distributors Inc., due to the costs associated with EDI direct-to-store shipments and other costs associated with direct-to-store shipments. During the year ended June 30, 2001, the Company had three major customers (Walgreen Company, Infogrames, Inc. and Rite Aid Corporation), which accounted for approximately 20%, 17% and 10% of net sales, respectively, compared to the year ended June 30, 2000, when the Company had two major customers (Infogrames, Inc. and Navarre Corporation), which accounted for approximately 22% and 13% of net sales, respectively. (See "Dependence on Distributors and Retailers" and "A Significant Part of the Company's Sales Come From a Limited Number of Customers", under "Risk Factors," page 11). Internet sales accounted for approximately 2% of the Company's net sales in fiscal 2001.

International Sales and Distribution. The Company currently distributes its products in Australia, Austria, Belgium, Brazil, the Caribbean, Central America, Chile, Colombia, Cyprus, Czech Republic, Denmark, France, Germany, Hungary, Iceland, India, Ireland, Israel, Italy, Mexico, the Middle East, the Netherlands, New Zealand, Panama, the Philippines, Portugal, Puerto Rico, Saudi Arabia, Singapore, South Africa, Spain Sweden, Sweden, Uruguay and the United Kingdom. The Company seeks to maximize its worldwide sales and earnings by releasing high quality localized foreign language titles, whenever practicable, and by continuing to expand the number of direct selling and distribution relationships it maintains with key retailers and distributors in major territories. The Company publishes or licenses the publishing of localized products in French, German, Italian, Spanish and Portuguese.

Distribution Procedures. The Company's product line is focused on branded content for the value-priced category of the consumer entertainment market. By maintaining a branded product category focus, the Company believes that its advertising, promotion, merchandising and packaging expenditures will build long-term benefits for all the products in each category.

The Company's internal sales staff calls on retail accounts directly and works with a distributor's sales personnel in order to maximize the sales potential with specific retail accounts. The Company's sales staff works closely with the retail buyers and their distributors to ensure that appropriate Company products are inventoried for each retail outlet, stocking levels are adequate, promotions and advertising are coordinated with product availability, and in-store merchandising plans are properly implemented.

The Company's agreements with its distributors and retailers generally provide for rights to return the Company's products if the Company's products do not sell through at satisfactory levels to the retailers. The Company sells to its distributors and retailers on credit, with varying discounts and credit terms. (See "Dependence on Distributors and Retailers", page 11). The Company also has some limited exposure to product returns by consumers. Reserves for product returns by distributors, retailers and consumers are established at levels that the Company believes are adequate based on product sell-through, inventory levels and historic return rates (See Note 1 to Financial Statements, "Summary of Significant Accounting Policies, Revenue Recognition" and Item 6 "Management's Discussion and Analysis of Results of Operations and Financial Condition"). However, there can be no assurance that the actual product returns experienced by the Company will not exceed the established reserves. The Company typically accepts product returns from customers, even when not legally required to do so, in order to maintain good customer relations to enhance repeat purchasing by consumers.

Competition

The consumer entertainment software industry is intensely competitive and is in the process of substantial change and consolidation. The market for value-priced consumer entertainment software is especially competitive. The Company believes that the principal competitive factors include content quality, brand name recognition, ease-of-use, merchandising, product features, quality, reliability, on-line technology, distribution channels, and price. The Company competes primarily with other software publishers. The Company's competitors vary in size from very small companies with limited resources to very large corporations with much greater financial, marketing, distribution, technical and other resources than the Company. Although there are a variety of consumer and business software publishers, based on product lines and price points, Electronic Arts, Havas, Activision, Infogrames, Inc., Hasbro Interactive (a subsidiary of Infogrames, Inc.), Mattel Media, Cosmi, Take-Two Interactive, Microsoft, and Interplay are the Company's primary competitors. In addition, it is possible that certain large software companies, hardware companies and media companies may increasingly target the value-priced segment of the software market, particularly in on-line Internet gaming and other Internet-based gaming models, resulting in additional competition.

The Company believes that increasing competition in the consumer entertainment software market is likely to cause continued retail price erosion particularly in promotional campaigns, which could adversely affect the Company's business, operating results and financial condition. To the extent that competitors achieve performance, price or other selling advantages, the Company could be adversely affected. In addition, commercial acceptance of new gaming technologies, such as console games, the Internet, cable modem and DSL, may reduce demand for the Company's existing PC-based products. Intense price competition, reduced demand, or increased distribution channel costs may have a material adverse effect on the Company's business, financial condition, liquidity and operating results.

The market is also extremely competitive with respect to access to third-party developers and content providers. The Company may not be successful in competing for the most sought-after content for its products to the extent that competitors achieve better access to distribution channels, have greater financial resources to pay for development fees or royalties, or have developed a widely-recognized reputation. (See "The Consumer Entertainment Software Market is Highly Competitive and Changes Rapidly", and "Rapid Technological Change; Product Development" under "Risk Factors" beginning on page 12.)

Product Development

The Company seeks to develop a broad line of branded products in rapidly growing and sustainable market categories. The Company primarily utilizes marketplace sales data (including reported industry sales, computer trade show sales and retail sell-through results) to help determine which products are achieving top ranked sales results in the consumer entertainment software categories that the Company serves. New product ideas are evaluated based upon market research in the subject area, the type and demographics of the target consumer, and the existence and characteristics of competitive products. The Company then procures products that the Company expects will meet these criteria while complementing and supporting the Company's branding strategy. The Company has also acquired products through the acquisition of other software companies or the acquisition or licensing of software products or technologies and may continue to acquire products in these ways in the future.

The Company's Director of Product Development oversees the development of a product from conception through completion, and controls the scope, design, content and management of the project. The Company seeks to publish new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and upgrades to achieve a "better than" positioning relative to directly competitive products. Once a product is approved for development, a design specification is created that includes the product's features, estimated development time and cost, projected delivery date and projected selling price. Whenever possible, the software is designed to incorporate technology used in the Company's current products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including packaging and documentation, is designed to comply with a manufacturing specification that will meet the Company's profit margin requirements at the intended price points.

The Director of Product Development executes the project with a development team that typically includes programmers, designers, artists and testers. The development team members are usually employees of the Company but may be independent contractors depending on the scheduling of and skills required for each project.

The Company's internal development efforts focus primarily on product design and features, consistent user interfaces, and product quality and consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming and content when such utilization results in a more efficient method of creating a higher quality product. Using this method, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development costs and risks. Development costs associated with externally licensed technology are generally paid through nominal one-time customization fees reflected in the Company's operating expenses, and through royalty fees reflected in the Company's cost of sales based on the Company's net sales of the licensed products.

Developed products are tested for quality assurance before being released for production. Products are typically tested for functionality performance, compatibility with numerous popular PC brands and configurations, typical installation issues, functionality, and ease-of-use. Marketing or development employees, under a manager's supervision, are responsible for reviewing customer feedback, competitive products, product performance, and market positioning in order to introduce upgrades that keep abreast of consumer tastes and trends while satisfying the Company's business strategy.

Backlog

The Company typically ships its products within several days or weeks after accepting a customer's order, which is common in the consumer entertainment software industry. Consequently, the Company does not usually generate a backlog of orders that would be a significant or important indicator of future revenues or earnings.

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

Operations

The Company's accounting, purchasing, inventory control, scheduling, order processing and development activities are conducted at its headquarters location in Langhorne, Pennsylvania. The Company's information management system handles order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, and mailing list management. Subject to credit terms and product availability, orders are typically shipped from the Company's facilities within one to two days after accepting a customer's order. Third party contractors replicate the Company's software and assemble the Company's jewel case and box products, along with any corrugated or in-line displays that are required by its customers. The same third party contractors ship most of the Company's products direct from their warehousing and production facilities to the Company's customers. The Company has multiple sources for all components of its products, and has not experienced any material delays in production or assembly.

EMPLOYEES

As of the date this Form 10-KSB was filed, the Company had 17 full-time and 2 part-time employees, of which 5 were employed in software development, 5 in sales, marketing and customer support, and 9 in operations, finance and administration. In addition, at any point in time, the Company regularly utilizes approximately 15 independent contractors in connection with its product development activities. No employees are represented by labor unions, and the Company has never experienced a work stoppage.

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

Software developers and publishers are subject to infringement claims, and there has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. When claims or litigation, with or without merit, are brought against the Company, such claims can and have been costly and result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company can and has incurred substantial expenses in evaluating and defending against such claims, regardless of the merit of the claims. In the event that there is a determination that the Company has infringed on a third party's intellectual property rights, the Company could incur significant monetary liability and be prevented from using these rights in the future.

FACTORS AFFECTING FUTURE PERFORMANCE

This report contains certain forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation: economic and competitive conditions in the software business affecting the demand for the Company's products; the rate of return of the Company's products from its customers; the Company's need for additional funds; the ability to hire and retain key management personnel to manage anticipated growth; the development, market acceptance and timing of new products; access to distribution channels; and the renewal of licenses for key software products. Those factors, the factors discussed below, and the factors identified on page 27 of "Management's Discussion and Analysis", should be considered by investors in the Company. All forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.

Risk Factors
------------

The Company Sustained Significant Losses During Fiscal 2001. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal year 1998 was the first year that the Company earned a profit. The Company earned approximately $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and 1998, respectively, and in fiscal 2001 the Company sustained a net loss of approximately $5,933,000. The accumulated deficit for the Company at June 30, 2001 was approximately $11,949,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities mainly through operations and bank borrowings. Given current market conditions in the entertainment software industry and the economy in general, and the Company's financial performance in fiscal 2001, there can be no assurance that the Company will be able to return to profitability in fiscal 2002. The Company's operations today continue to be subject to all of the risks inherent in the operation of a small business which has liquidity problems in a highly competitive industry dominated by larger competitors, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to return to profitability in the development, marketing and distribution of its current and future software products.

The Company May Not Be Able to Maintain Liquidity. On July 23, 2001, the Company was notified by its commercial lender, Fleet Bank, that due to the Company's default of the financial covenants under its $2,000,000 credit facility as of June 30, 2001, and due to material adverse changes in the Company's financial condition, the bank had determined that it would no longer continue to fund the Company's credit facility. Subsequently, the Company worked with Fleet Bank and its advisors on an analysis of Fleet Bank's collateral position, management's restructuring and cost reduction plans, and the results of an independent business assessment of the Company and its business plan. These actions provided the basis for a turnaround plan that was presented to Fleet Bank culminating in an agreement providing for an amortizing term loan of the existing balance owed to Fleet Bank.

On November 2, 2001, the Company and Fleet Bank entered into an agreement to pay off the outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, which had previously provided the Company with a $2 million secured line of credit, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if the Company were to default under the agreement and Fleet Bank enforced its right to liquidate the Company. The terms of the agreement provide, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. Additionally, the terms of the agreement require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. This loan has been classified as a current liability ("bank debt"), as it is uncertain that the Company will be able to meet this agreement's covenants through June 30, 2002. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of December 31, 2001, the principal balance outstanding on this term loan was $1,240,000.

Since the Company no longer has access to a credit facility, its ability to continue operations requires the Company to generate cash from operations, and this may not be possible given the approximately $5,933,000 net loss sustained by the Company in fiscal 2001.

The Company May Need Additional Funds. The Company's future capital requirements will depend on many factors, but particularly on cash flow from sales of the Company's products and access to capital in lieu of the $2,000,000 credit facility that is no longer available. If the Company is not able to achieve cash flow from operations at a level sufficient to support its business, the Company may require additional funds to sustain its product development, marketing and sales activities. The degree to which the Company is indebted to its commercial lender, and the first lien that the bank has with respect to all of the Company's assets, could adversely affect the Company's ability to obtain additional financing and could make the Company more vulnerable to industry downturns and competitive pressures. Additionally, the Company may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. If the Company is unable to secure additional funding, or if the Company is unable to obtain adequate funds from operations or other external sources when required, the Company's inability to do so would have a material adverse effect on the long-term viability of the Company.

Dependence On Distributors And Retailers. Many of the largest mass-market retailers have established exclusive buying relationships under which such retailers will buy consumer entertainment software only from certain distributors. In such instances, the Company will not be able to sell its products to such mass-market retailers if these distributors are unwilling to distribute the Company's products. Additionally, even if the distributors are willing to purchase the Company's products, the distributor is frequently able to dictate the price, timing and other terms on which the Company sells to such retailers, or the Company may be unable to sell to such retailers on terms that the Company deems acceptable. The inability of the Company to negotiate commercially viable distribution relationships with these and other distributors, or the loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers would adversely affect the Company's business, operating results and financial condition.

A Significant Part of the Company's Sales Come From a Limited Number of Customers. Sales to the Company's three largest customers accounted for approximately 47% of the Company's net sales for the year ended June 30, 2001, or 20%, 17% and 10% respectively. These customers may terminate their relationship with the Company at any time. The loss of the Company's relationships with its principal customers or a decline in sales to its principal customers would harm the Company's operating results.

Risk of Customer Business Failure. Distributors and retailers in the computer industry and in mass-market retail channels have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. These business failures may increase as a result of recent economic conditions in the United States. The insolvency or business failure of any significant retailer or distributor of the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. The Company maintains allowances for uncollected receivables that it believes to be adequate, but the actual allowance maintained may not be sufficient. The failure to pay an outstanding receivable by a significant customer or distributor would have a material adverse effect on the Company's business, operating results and financial condition.

Adverse Effect of Product Returns and Markdown Allowances. The Company is exposed to product returns and markdown allowances with respect to the Company's customers. The Company establishes allowances for future product returns at the time of sale for its traditional software retail customers and distributors servicing such retailers, based on historical return rates in the retail channels in which the Company's products are sold, and the Company's sales are reported net of returns. The Company may also accept product returns in order to maintain its relationships with retailers and its access to distribution channels. Actual product returns and pricing concessions could exceed the Company's anticipated amounts, which could impact the Company's results of operations.

Customer Advance Payments. Payments received primarily from certain food and drug retailers for products shipped to such retailers prior to the sale of the Company's products to the end customer may exceed the actual product sell-through of the Company's products at such retailers. The Company's management believes that it is highly likely that the ultimate product sell-through of the Company's products will be substantially less than the customer advance payment balances for these food and drug retailers. In such event, the Company would owe these retailers such excess amounts, and such obligation would likely result in a serious liquidity issue for the Company.

Fluctuations in Quarterly Results; Uncertainty of Future Operating Results; Seasonality. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under the Company's control. Future operating results will depend upon many factors including:

     o the size and rate of growth of the consumer entertainment software market;
     o the demand for the Company's products, particularly value-priced, casual PC games;
     o   the level of product and price competition;
     o   the level of product returns;
     o   seasonality of customer buying patterns;
     o the timing of new product introductions and product enhancements by the Company and its competitors;
     o   the timing of orders from major customers;
     o   delays in shipment of products;
     o   access to distribution channels;
     o   product defects and other quality problems;
     o   product life cycles;
     o   levels of international royalty and licensing net revenues; and
     o the ability of the Company to develop and market new products and control costs.

Products are usually shipped within days following the receipt of customer orders so the Company typically operates with little or no backlog. Therefore, net sales in any quarter are usually dependent on orders booked, shipped and received by the Company's customers during that quarter for most traditional software customers and on actual product sell-through to end consumers relating to product shipments to food and drug retailers.

The consumer entertainment software industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters (second and third fiscal quarters for the Company), due primarily to increased demand for games during and immediately following the holiday buying season. Therefore, net sales and operating results for any future quarter are not predictable with any significant degree of accuracy. Consequently, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Increased competition for quality third-party software content has compelled the Company to agree to make advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors and game developers. If the products subject to these advances and minimums do not generate sufficient sales volumes to recover these costs, this could cause material harm to the Company's business and financial results.

Moreover, the Company's present or future competitors may be able to develop products which are comparable or superior to those offered by the Company, offer lower priced products or adapt more quickly than the Company to new technologies or evolving customer requirements. The Company's competitors also have more financial resources to spend on marketing promotions and advertising efforts. Competition is expected to intensify. In order to be successful in the future, the Company must be able to respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that the Company will be able to compete effectively in its market or that future competition will not have a material adverse effect on its business operating results and financial condition.

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

Low-Priced Stock Traded on the OTC Bulletin Board Are Subject to Numerous Risks. On April 2, 2001, the Company's common stock was de-listed from the Nasdaq SmallCap Market as a result of the Company's failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days, and its stock then began trading on the OTC Bulletin Board under its existing symbol EGAM. The OTC Bulletin Board has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect the Company's stock price, regardless of the Company's operating results. Additionally, many stocks traded on the OTC Bulletin Board, including the Company's, are thinly traded, which could make it difficult to sell the Company's stock.

The Company's Stock May Not Continue to be Eligible to be Traded on the OTC Bulletin Board. In order to be traded on the OTC Bulletin Board, the Company is required to remain current with its filing requirements under the Securities Exchange Act of 1934, as amended. As of the date of filing this Form 10-KSB, the Company was not current in its filing requirements with the Securities and Exchange Commission because it had not filed its Form 10-KSB for the fiscal year ended June 30, 2001 in a timely manner, nor had it timely filed its Form 10-QSB for the quarter ended September 30, 2001. The Company's failure to become current in its SEC filings will result in the Company's stock no longer being eligible for trading on the OTC Bulletin Board.

There are Trading Restrictions on Low-Priced Stock. Since the Company's Common Stock has been de-listed from trading on the Nasdaq SmallCap Market, the Company's Common Stock trades at a price of less than $5.00 per share, and the Company has less than $2 million in net tangible assets, trading in the Common Stock is now subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or an annual income exceeding $200,000 or $300,000 jointly with their spouses) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The requirements of Rule 15g-9 may affect the ability of broker/dealers to sell the Company's securities and may also affect the ability of purchasers to sell their shares in the secondary market. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rule") also requires additional disclosure in connection with any trades involving a stock defined as penny stock (any non-Nasdaq equity security that has a market price or exercise price of less than $5.00 per share and less than $2 million in net tangible assets, subject to certain exceptions). Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the SEC explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure must also be made about commissions payable to both the broker/dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Difficulty in Protecting the Company's Intellectual Property Rights. The Company either owns or has obtained licenses to the rights to copyrights on the products, manuals, advertising and other materials owned by it. The Company also holds trademark rights in the Company's name and logo, and the names of the products owned or licensed by the Company. The Company's success depends in part on its ability to protect its proprietary rights to the trademarks, trade names and content used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. These initiatives to protect the Company's proprietary rights require the Company to utilize internal resources as well as outside legal counsel. There can be no assurance that the Company will have sufficient resources to adequately protect its intellectual property rights, nor can there be any assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights, as do the laws of the United States. If the Company is not able to sufficiently protect its intellectual property rights, this would have a material adverse effect on the Company's business and operating results.

Substantial Expenses and Resources Can Be Used to Defend Infringement Claims; Effects of Settlements are Uncertain. The Company may from time to time be notified that it is infringing on the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third party developers will create new products and technology that may give rise to claims of infringement. In recent years, the Company has incurred significant defense costs and utilized internal resources in defending trademark and copyright claims and lawsuits. There can be no assurance that other third parties will not initiate infringement actions against the Company in the future. Any future claims could result in substantial cost to and diversion of resources of the Company. If the Company is found to be infringing the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed, or that further litigation relative to any such licenses or usage would not occur. The failure to obtain necessary licenses or other rights, or the commencement of litigation arising out of any such claims, could have a material adverse effect on the Company's operating results.

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

Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, including members of senior management. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

International Sales. International net revenues, inclusive of both product net sales and royalty revenues, represented 6% of the Company's net sales for the fiscal year ended June 30, 2001. The Company anticipates that international net revenues may account for approximately 5% to 10% of the Company's net sales for the year ending June 30, 2002. For fiscal 2002, the Company's international business will be transacted primarily through third-party licensees and will continue to be subject to risks that its domestic business is not, including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

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

Item 2.       Properties

As of June 30, 2001, the Company leased 11,000 square feet of office, development and warehouse space in Langhorne, Pennsylvania. During December 2001, the Company executed a sublease agreement with a third-party for approximately 6,000 square feet of its existing operating facility space, in order to improve the Company's cash flow and to more effectively realign its resources. In conjunction with the Company's sublease of a portion of its existing operating facility, the Company has extended its operating lease for the remaining 5,000 square feet office space until September 2004. The Company believes that its current operating facility will be adequate for the Company's anticipated needs through at least fiscal 2002. Rent expense for the Company's operating facility was $134,000 and $136,000 for the years ended June 30, 2001 and 2000, respectively.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters

The common stock of the Registrant began trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol "EGAM" on April 2, 2001. Prior to that date, the Registrant's common stock traded on the Nasdaq SmallCap Market under the same symbol. The range of closing bid prices shown below for the period from April 2, 2001 to June 30, 2001 are as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of closing bid prices shown below for the period prior to April 2, 2001 are as reported by the Nasdaq SmallCap Market.

The following are the range of high and low bid prices for the years ended June 30, 2001 and 2000, as reported by the Nasdaq SmallCap Market and the OTCBB:

                                                High          Low
                                                ----          ---
       Fiscal Year Ended June 30, 2001
       -------------------------------
            First Quarter                     $ 1.875       $ 0.969
            Second Quarter                    $ 0.969       $ 0.188
            Third Quarter                     $ 0.375       $ 0.130
            Fourth Quarter                    $ 0.270       $ 0.100
       Fiscal Year Ended June 30, 2000
       -------------------------------
            First Quarter                     $ 3.813       $ 1.969
            Second Quarter                    $ 4.125       $ 2.125
            Third Quarter                     $ 3.281       $ 1.875
            Fourth Quarter                    $ 2.125       $ 0.500

On April 19, 2001, the Company issued 239,362 shares of its Common Stock, without par value, to Grant Heilman Photography, Inc. ("GHP") as part of the consideration given in exchange for a release from GHP of certain claims made by GHP against the Company. These shares were issued pursuant to the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The facts relied upon to make this exemption available were: the Company reasonably believed that GHP was an accredited investor (as such term is defined in Rule 501(a) under Regulation D), based upon representations made by GHP when the shares were issued; GHP was the only entity to whom shares were issued; the Company complied with the limitations contained in Rule 502(c) and (d); and a Form D was filed with the U.S. Securities and Exchange Commission within 15 days of the date of issuance reporting the issuance of shares to GHP.

On November 2, 2001, the Company and Fleet National Bank ("Fleet") entered into an agreement to pay off the outstanding balance owed to Fleet over a twenty-two month period. In connection with this agreement, the Company has also issued warrants to Fleet for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. These warrants were issued pursuant to the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The facts relied upon to make this exemption available were: the Company reasonably believed that Fleet was an accredited investor (as such term is defined in Rule 501(a) under Regulation D), based upon representations made by Fleet when the warrants were issued; Fleet was the only entity to whom the warrants were issued; the Company complied with the limitations contained in Rule 502(c) and (d); and a Form D was filed with the U.S. Securities and Exchange Commission within 15 days of the date of issuance reporting the issuance of warrants to Fleet.

On December 26, 2001, the Company had approximately 123 shareholders of record. Shares held by all persons in street name are considered to be one shareholder of record. The Company has not paid any dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following discussion should be read together with the Company's Consolidated Financial Statements and Notes thereto beginning on page 29.

During fiscal 2001, the Company sold its wholly-owned subsidiary, eGames Europe. The amounts included in this Item and the Consolidated Financial Statements have been reclassified to give effect to the discontinued operation.


Year Ended June 30, 2001 Compared to the Year Ended June 30, 2000

Net Sales
---------

During fiscal 2001, the Company experienced product returns from food and drug retailers that were significantly in excess of originally anticipated amounts. Most of these food and drug retailers have not historically sold consumer PC software products. Accordingly, the Company determined it should recognize revenues for fiscal 2001 and 2000 associated with shipments to food and drug retailers based on the timing of the actual product sell-through activity to the end consumer of the Company's products at these retail locations and not at the time the Company ships its products to these food and drug retailers. This change is reflected in the consolidated financial statements included under Item
7. The Company's fiscal 2000 financial statements were not materially impacted by this change, and therefore, were not adjusted. Revenues associated with the Company's product shipments to its customers that traditionally have sold consumer PC software products (such as mass-merchant retailers, or distributors servicing such retailers) are recognized at the time title to these products passes to these customers, less a historically-based provision for anticipated product returns.

Net sales for the year ended June 30, 2001 were approximately $7,172,000 compared to approximately $10,794,000 for the year ended June 30, 2000, representing a decrease of approximately $3,622,000 or 34%. The $3,622,000 decrease in net sales was primarily attributable to a $4,880,000 decrease in net sales to retailers that traditionally sell PC software, or to distributors servicing such retailers, and a $98,000 decrease in international net sales. These decreases were partially offset by a $1,131,000 increase in net sales to food and drug retailers and a $225,000 increase in promotional customer sales. The $4,880,000 decrease in net sales to traditional software retailers and distributors in fiscal 2001 was comprised of a $4,405,000 decrease in net sales made through third-party distribution customers and a $475,000 decrease in net sales made on a direct shipment basis to mass-merchant retail customers.

The Company's $4,880,000 decrease in fiscal 2001 net sales to traditional software retailers and distributors was attributed, in part, to the increasing competition for retail shelf-space from the Company's larger competitors that have continued to transition historically top selling and previously higher-priced software titles to the value-priced software category, where the Company primarily competes at retail. The Company's larger competitors have used their greater financial resources to support the higher promotional spend rates that are often required by retailers and have therefore continued to gain additional retail shelf space. Additionally, office superstore retailers and distributors reduced their offering of certain value-priced software for the casual gamer during fiscal 2001, which negatively impacted the Company's net sales by approximately $2,919,000 during this period. During fiscal 2001, it became increasingly more difficult for the Company to absorb the increased promotional spending requirements of these retailers, which caused the Company to reduce its sales to the office superstore retailers. Also during fiscal 2001, the Company's mass-merchant retail customers continued to reduce in-channel inventory of purchased product, which negatively impacted the Company's net sales. The Company's net sales in fiscal 2001 were also affected by the
deterioration  of  the  financial   condition  of  certain   mass-market  retail
customers.

During fiscal 2001, the Company's $1,131,000 increase in net sales to food and drug retailers compared to fiscal 2000 resulted primarily from increases in both short-term promotions merchandised in corrugated displays and longer-term featured programs merchandised in more durable display fixtures such as rotating display racks and in-line shelving display fixtures. Approximately $1,089,000 of this increase was attributable to the Company's net sales of third-party software titles within its Store-in-a-Store ("SIAS") program, which the Company had believed would increase the overall success of the Company's sales efforts to food and drug retailers due to the historical success of these titles in traditional software retail stores. Although the Company recognized increased net sales as a result of this SIAS distribution strategy, the costs of display racks, the higher costs associated with third-party software titles and the additional shipping and return processing costs strained the Company's working capital resources during fiscal 2001 and the SIAS program caused the Company to recognize lower profitability. As a result, the Company has already begun reducing and will continue to reduce its sales efforts under this program in fiscal 2002. During fiscal 2001, the Company's net sales to food and drug retailers represented approximately 39% of the Company's net sales overall, compared to 15% of the Company's fiscal 2000 overall net sales.

During the year ended June 30, 2001, the Company had three major customers (Walgreen Company, Infogrames, Inc. and Rite Aid Corporation), which accounted for approximately 20%, 17% and 10% of net sales, respectively, compared to the year ended June 30, 2000, in which the Company had two major customers (Infogrames, Inc. and Navarre Corporation), which accounted for approximately 22% and 13% of net sales, respectively.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, represented 6% of the Company's net sales for fiscal 2001 compared to 5% of the Company's net sales for fiscal 2000. The Company anticipates that its international net revenues may represent approximately 5% to 10% of the Company's net sales during fiscal 2002. The Company's international net revenues for the years ended June 30, 2001 and 2000 were $411,000 and $509,000, respectively. During the fourth quarter of fiscal 2001, the Company sold its wholly-owned distribution operation located in the United Kingdom. By effecting this sale, the Company transitioned the majority of its international distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country sales efforts, but will earn a royalty fee based upon product sales covered in various licensing arrangements.

During fiscal 2001, the Company recorded $225,000 in promotional customer revenues as a result of developing and manufacturing a customized software game title for a nationally known fast-food restaurant. This product enabled the consumer to both play games included on the computer disk, as well as to use an embedded Internet link on the computer disk to play additional games on a special section of the retailer's Internet website. During fiscal 2002, the Company will continue to explore other such potential promotional programs, but will only allocate resources to such programs that would add incremental profitability to the Company's operating results.

During fiscal 2001, the Company initiated several programs to increase the net sales of its products over the Internet, including: the roll-out of an improved and expanded website; improvement of its electronic distribution capabilities by further developing and expanding its affiliation with Digital River, a leading distributor of digital software over the Internet; and incorporation of user-friendly on-line functionality into its products. Revenues of the Company's products via the Internet for the years ended June 30, 2001 and 2000 were approximately $171,000 and $177,000, respectively, or approximately 2% of the Company's net sales during both years. During fiscal 2002, the Company plans to continue evaluating potential new initiatives to help increase the operating profits from its sales efforts over the Internet.

As mentioned above, because the Company's product returns associated with shipments to food and drug retailers became increasingly unpredictable, the Company's revenues associated with product shipments to such retailers in fiscal 2001 and fiscal 2000 have been recognized based on the timing of when the Company's products actually sold-through to the end consumer, and not at the time the Company had shipped its products to these food and drug retailers. Product returns experienced by the Company from food and drug retailers amounted to $7,419,000 and $2,073,000, or 64% and 53%, of related gross shipments to these food and drug retailers for the years ended June 30, 2001 and 2000, respectively. The Company experienced this increase in product returns from food and drug retailers primarily because the majority of product shipments to these retailers were for short-term promotional programs for periods ranging from six to eight weeks, upon termination of which the unsold products could then be returned to the Company.

The Company experienced product returns during the years ended June 30, 2001 and 2000 from its traditional software retail customers totaling $2,040,000 and $1,643,000, or 33% and 15% of related gross shipments, respectively. This

$397,000 increase in product returns from traditional software retail customers was primarily associated with the Company's office superstore customers that returned products in connection with their transition away from value-priced casual gaming software titles.

During fiscal 2002, the Company intends to reduce its sales to food and drug retailers and to office superstore retailers, and to focus its efforts on replacing these sales reductions with increased sales to traditional software retailers, in order to reduce the Company's product return exposure and related incremental costs experienced with the higher rate of product returns from these retailers during fiscal 2001. Due to planned reductions in product shipments to food and drug retailers during fiscal 2002, the Company expects that its revenues will either remain flat or show a moderate decrease when compared to net sales for fiscal 2001. The Company hopes to improve its profitability in fiscal 2002 by focusing on increasing product shipments to traditional software customers, from whom the Company has historically been able to achieve profitable business terms and who have historically sold consumer game software successfully to the end consumer.

The Company considers its accounting policy for net sales and product returns to be a critical accounting policy. This policy requires the Company's management to make estimates and assumptions that affect the reported amounts of net sales. The Company is exposed to product returns and markdown allowances with respect to the Company's customers. The Company establishes allowances for future product returns at the time of sale for its traditional software retail customers and distributors servicing such retailers, based on historical return rates in the retail channels in which the Company's products are sold, and the Company's sales are reported net of estimated returns. The Company may also accept product returns in order to maintain its relationships with retailers and its access to distribution channels. Actual product returns and pricing concessions could exceed the Company's anticipated amounts, which could impact the Company's results of operations in the future.

Cost of Sales
-------------

Cost of sales for the year ended June 30, 2001 were $6,007,000 compared to $4,279,000 for the year ended June 30, 2000, representing an increase of $1,728,000 or 40%. This increase was caused primarily by increases in: provision for inventory obsolescence of $1,273,000, processing costs for product returns of $324,000, freight costs of $206,000, and other cost of sales of $244,000, which increases were partially offset by decreases in product costs of $297,000 and royalty costs of $22,000.

The $1,273,000 increase in the provision for inventory obsolescence resulted primarily from the reduced lifecycle that the Company's products experienced within the food and drug channel due to the short-term nature of the recurring promotional events in which the Company's products were placed throughout the fiscal year. During fiscal 2001, the Company experienced poorer than anticipated sell-through results of its products by food and drug retailers. Much of the product costs associated with the products returned from these retailers had to be scrapped due to a short product life cycle of this inventory caused by these retailers' slowness in returning these products to the Company. Additionally, the Company has had to scrap display racks associated with the Company's previous "Store-in-a-Store" program due to the decision not to continue expanding this program as a result of its negative impact on the Company's results of operations during fiscal 2001. During fiscal 2002, the Company plans to reduce the Company's net sales represented by these short-term promotional sales to food and drug retailers and focus its efforts on increasing net sales to traditional software retailers, where the product lifecycle is longer and product sell-through has historically been better.

The Company considers its accounting policy for the valuation of inventory to be a critical accounting policy. This policy requires the Company's management to make estimates and assumptions that affect the reported amounts of inventory and cost of sales. The Company is exposed to product obsolescence due to the product life cycles of its products. From time to time, the Company or its competitors may introduce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products, which could impact the Company's results of operations in the future.

The $324,000 increase in product return processing costs was caused primarily by the higher product return rates that the Company experienced from its shipments to food and drug retailers during fiscal 2001. The Company incurs return processing costs when these food and drug retailers ship the Company's products back to the Company and when the Company's third-party warehouse vendors process the returned products back into the Company's inventory. During fiscal 2002, the Company plans to reduce its sales to food and drug retailers, reduce the "per store" sell-in quantities within these programs and to transition a larger percentage of food and drug sales to longer term "non-promotional" programs. Additionally, the Company plans to transition any remaining sales activity to these food and drug retailers to third-party distributors who will be licensed by the Company to manufacture and distribute the Company's products to food and drug retailers. While royalty revenues generated by these third-party distributors who manufacture and distribute the Company's products will be reduced by the impact of product returns experienced by these distributors, the Company will have no direct involvement in these product returns and the associated return processing and inventory obsolescence costs.

Freight costs increased by $206,000 primarily due to the Company's increased direct-to-store fulfillment of electronic data interchange ("EDI") purchase orders for some of its customers in fiscal 2001 and from the additional freight costs associated with the higher amount of product returns that the Company experienced in fiscal 2001. For fiscal 2002, the Company plans to reduce its direct-to-store fulfillment of EDI orders, or to require either price increases or certain minimum order levels that would better support these additional costs.

The $244,000 increase in other costs of sales was mainly attributable to increased warehousing, handling, labeling and packaging costs that were primarily incurred in the Company's "Store-in-a-Store" program with food and drug retailers and its direct-to-store order fulfillment to certain customers. Also, during fiscal 2001, the Company incurred additional warehousing costs associated with product returns and display rack storage that were associated with servicing food and drug retailers.

The $297,000 decrease in product costs was caused primarily by an $851,000 decrease in product costs of Company-developed products resulting from the decrease in related net sales, which was partially offset by a $554,000 increase in product costs related to the increase in net sales of third-party publisher software products that the Company distributed to food and drug retailers as part of its "Store-in-a-Store" program during fiscal 2001. The Company experienced higher per-unit product costs due to the higher acquisition costs of these third-party publisher products and due to the Company's sales and marketing strategy to develop promotional software titles that cost more to manufacture than the Company's standard products. During fiscal 2002, the Company plans on primarily selling Company developed software titles or third-party software titles that have been manufactured by the Company pursuant to licensing arrangements with third-party publishers, which cost less than the third-party software finished goods products that the Company purchased during fiscal 2001. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

The $22,000 decrease in royalty costs resulted primarily from a $129,000 decrease in royalty costs associated with the decrease in sales of the titles developed by the Company that was partially offset by a $107,000 increase in royalty costs incurred on the Company's increased sales of third-party publisher titles that the Company obtained the rights to distribute to certain food and drug retailers during fiscal 2001.

Gross Profit Margin
-------------------

The Company's gross profit margin for fiscal 2001 decreased to 16.2% of net sales from 60.4% of net sales for fiscal 2000. This 44.2% decrease in gross profit margin was caused primarily by increases, as a percentage of net sales, in the following:

     - provision for inventory obsolescence of 18.3%;
     - product cost of 8.6%;
     - processing costs for product returns of 5.2%;
     - freight costs of 4.8%;
     - royalty costs of 3.4%; and
     - other cost of sales of 3.9%.

During fiscal 2001, the provision for inventory obsolescence increased by 18.3%, as a percentage of net sales, primarily due to the shorter lifecycle for the Company's products within the food and drug retail channels, combined with the long length of time it took food and drug retailers to return such products. In certain circumstances, the Company had developed or paid for software titles that the Company only had the right or capability to distribute to these food and drug retailers. When these products were returned from the food and drug retailers, the Company's only viable option was to write-off the value of this returned inventory.

During fiscal 2001, product cost increased by 8.6%, as a percentage of net sales, primarily due to the increase in net sales of higher costing third-party publisher titles purchased as finished goods inventory and higher costing promotional software titles sold to food and drug retailers as part of the Company's Store-in-a-Store strategy. During fiscal 2002, the Company plans to focus on distributing Company developed software titles and only sell third-party software titles that the Company has the right to manufacture pursuant to licensing arrangements, which product costs will be similar to the product costs incurred on Company developed software titles.

During fiscal 2001, the processing costs for product returns increased by 5.2%, as a percentage of net sales. This increase was due to a larger percentage of the Company's sales being made within the food and drug retail channel, in which the Company experienced higher product return rates than historically experienced by the Company. The Company incurs return processing costs from its food and drug retailers when these retailers ship the Company's products back to the Company and when the Company's third-party warehouse vendor processes the returned products back into the Company's inventory system. During fiscal 2002, the Company anticipates reducing its sales efforts to these food and drug retailers and transitioning the majority of these sales to a third-party distributor with the licensing rights to manufacture and distribute the Company's products to these food and drug retailers.

During fiscal 2001, freight costs increased by 4.8%, as a percentage of net sales, mainly due to the increased level of direct-to-store fulfillment of electronic data interchange ("EDI") purchase orders in fiscal 2001 as well as the increased freight costs incurred with the higher level of product returns noted above. Additionally, the Company experienced higher freight costs, as a percentage of net sales, as a result of the freight costs expensed from shipments made to food and drug retailers on which the Company had not yet recognized revenue due to the product not yet having sold through to the end consumer at retail. In fiscal 2002, the Company intends to seek a price increase to help reduce the margin impact of fulfilling these direct-to-store orders and to reduce its sales to food and drug retail customers.

During fiscal 2001, royalty costs increased by 3.4%, as a percentage of net sales, primarily as a result of the increased royalty rates required by the Company's third-party developers to secure the distribution rights to recently developed software titles. The Company anticipates that the costs associated with acquiring additional product content will continue to increase as the competition for high quality consumer PC game software continues to escalate.

During fiscal 2001, other cost of sales increased by 3.9%, as a percentage of net sales, due to the increased warehousing, handling, labeling and packaging costs that were incurred as a result of the direct-to-store order fulfillment to certain customers that the Company ships its products to on a direct-to-store basis. Additionally, during fiscal 2001, the Company incurred additional warehousing costs associated with product returns and display rack storage that were both associated with servicing its food and drug retail customers.

Operating Expenses
------------------

Product development expenses for the year ended June 30, 2001 were $748,000 compared to $860,000 for the year ended June 30, 2000, a decrease of $112,000 or 13%. This decrease was caused by a $112,000 decrease in employee-related costs associated with staff reductions that were initiated as part of the Company's efforts to address its significant liquidity issues, discussed in more detail below under "Liquidity and Capital Resources."

Selling, general and administrative expenses for the year ended June 30, 2001 were $5,911,000 compared to $5,156,000 for the year ended June 30, 2000, an increase of $755,000 or 15%. This $755,000 increase was caused primarily by increases in: marketing promotional expenses of $504,000, bad debt expense of

$385,000, and accounting and auditing fees of $148,000,, which increases were partially offset by decreases in public corporation expenses of $182,000 and depreciation and amortization costs of $106,000.

The $504,000 increase in marketing promotional expenses resulted from the Company's expansion of its Store-in-a-Store distribution strategy within the food and drug retail channel in fiscal 2001, combined with an increased amount of marketing promotional support required by the Company's traditional retail software and office superstore customers. The Company had anticipated that this $504,000 increase in marketing promotional costs would help grow the Company's net sales during fiscal 2001, but due to the unsuccessful results from these various sales promotional programs throughout fiscal 2001, they actually resulted in a net sales reduction of $3,622,000 described above.

The $385,000 increase in bad debt expense was primarily attributable to two customers that filed for bankruptcy protection during fiscal 2001, which at the time of their filing had a combined payable balance to the Company of approximately $308,000. The remaining increase in bad debt expense was attributable to a combination of smaller accounts that have shown a sustained slowness in payments, possibly as a result of the overall economic slowdown currently being experienced. The $148,000 increase in accounting and auditing fees resulted primarily from the additional audit work that was necessary to complete the fiscal 2001 audit, largely attributable to the Company's change in its revenue recognition policy for product shipments to food and drug retail customers.

The $182,000 decrease in public corporation expense was related to transitioning these activities and responsibilities to internal resources, which was accomplished by the reallocation of existing employees. The $106,000 decrease in depreciation and amortization costs resulted primarily from the Company's older assets becoming fully depreciated. Such assets have not been replaced in order to conserve cash and to focus the Company's limited resources on short-term working capital improvement strategies.

Legal settlement and related costs for the year ended June 30, 2001 were $188,000 compared to $361,000 for the year ended June 30, 2000, a decrease of $173,000 or 48%. This $173,000 decrease in legal settlement and related costs was attributable to the Company's expenses incurred in connection with legal disputes during the years ended June 30, 2001 and 2000 for intellectual property issues. For additional information, see note 17, "Legal Settlements and Related Costs," to the Consolidated Financial Statements in Item 7.

Interest Expense, Net
---------------------

Net interest expense for the year ended June 30, 2001 was $95,000 compared to $12,000 for the year ended June 30, 2000, an increase of $83,000. The increase was primarily due to the increase in the average outstanding balance of the Company's bank debt, which had previously consisted of a credit facility and has subsequently been converted to a monthly amortizing term-loan.

Provision for (Benefit from) Income Taxes
-----------------------------------------

Benefit from income taxes for the year ended June 30, 2001 was ($39,000) compared to a provision for income taxes of $69,000 for the year ended June 30, 2000, a decrease in the provision for income taxes of $108,000. This decrease in the provision for income taxes was primarily due to the $5,903,000 decrease in the Company's income from continuing operations before income taxes for fiscal 2001, compared to fiscal 2000.

Income (Loss) from Continuing Operations
----------------------------------------

As a result of the various factors discussed above, the Company recognized a ($5,738,000) loss from continuing operations for the year ended June 30, 2001, compared to income from continuing operations of $57,000 for the year ended June 30, 2000, a decrease of $5,795,000.

Income (Loss) from Discontinued Operation
-----------------------------------------

The (loss) from discontinued operation for fiscal 2001 was ($196,000), net of a $52,000 income tax benefit, compared to income from discontinued operation for fiscal 2000 of $196,000, net of $11,000 in income tax provision, which resulted in a $392,000 decrease in income from discontinued operation. This $392,000 decrease was caused primarily by a $454,000 decrease in this operation's gross profit and the $31,000 loss related to recognition of the accumulated foreign currency translation adjustment, which was partially offset by a $30,000 reduction in operating expenses and a $63,000 reduction in income tax provision.

Net Income (Loss)
-----------------

As a result of the factors discussed above, the Company's net loss for fiscal 2001 was ($5,933,000) compared to net income of $253,000 for the year ended June 30, 2000.

Weighted Average Common Shares
------------------------------

The weighted average common shares outstanding on a diluted basis decreased by 199,830 for the year ended June 30, 2001 to 9,797,183 from 9,997,013 for the year ended June 30, 2000. This decrease resulted primarily from the exclusion of common stock equivalents ("CSE's) in the diluted basis calculation for the current fiscal year due to their anti-dilutive impact caused by the current year's net loss. Additionally, during the year ended June 30, 2001, 239,362 shares of Common Stock, with a market valuation of approximately $46,000, were issued in connection with a settlement agreement relating to an intellectual property dispute.

Quarterly Restatement
---------------------

The Company is restating its interim consolidated financial statements for the first three quarters of the year ended June 30, 2001 to address certain revenue recognition issues. The Company previously recognized revenue upon shipment of its products to its customers and recorded an allowance for product returns. The Company subsequently determined that certain of its product sales provided that title passed to the customer only upon receipt of the Company's product by the customer. In addition, the Company has concluded, based upon receipt of delayed reporting of sell-through results from its food and drug retailers, that it does not have the ability to make reliable estimates of product returns for shipments to food and drug retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists," and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The restatements reflect the sale of the Company's products to its food and drug retailers on a sell-through basis to the end consumer. The related cost of sales and certain operating costs have also been restated to reflect this revenue recognition policy. The consolidated financial statements and related notes in Item 7 reflect all such restatements for the periods presented.

The impact of the restatement on the unaudited consolidated statement of operations for the first three quarters of the year ended June 30, 2001(1) is as follows:

                                  Sept. 30,     Sept. 30,      Dec. 31,       Dec. 31,      Mar. 31,       Mar. 31,
                                     2000         2000           2000           2000          2001           2001
                                 As Reported   As Restated   As Reported    As Restated   As Reported   As Restated
                                   (2) (4)         (3)           (2)            (3)           (2)
                                 -----------   -----------   ------------   -----------   -----------   -----------
Net sales                        $ 3,333,382   $ 1,144,874    $ 3,099,533   $ 2,590,453   $ 2,513,459   $ 2,691,479
Cost of sales                      1,609,314       751,004      1,772,120     1,413,188     1,569,995     1,721,775
                                 -----------   -----------   ------------   -----------   -----------   -----------
Gross profit                       1,724,068       393,870      1,327,413     1,177,265       943,464       969,704

Operating expenses:
Product development                  181,147       181,147        176,325       176,325       194,973       194,973
Selling, general and
administrative                     1,462,125     1,440,125      1,526,259     1,548,259     1,435,967     1,435,967
                                 -----------   -----------   ------------   -----------   -----------   -----------

Operating income (loss)               80,796    (1,227,402)      (375,171)     (547,319)     (687,476)     (661,236)

Interest expense, net                  7,353         7,353         23,370        23,370        33,376        33,376
                                 -----------   -----------    -----------   -----------   -----------   -----------

Income (loss) from continuing
operations before income taxes        73,443    (1,234,755)      (398,541)     (570,689)     (720,852)     (694,612)

Provision (benefit) for
income taxes                          27,846        27,846        (39,638)      (39,638)      (27,307)      (27,307)
                                 -----------   -----------    -----------   -----------   -----------   -----------

Income (loss) from continuing
operations                            45,597    (1,262,601)      (358,903)     (531,051)     (693,545)     (667,305)

Income (loss) from
discontinued operation, net
of income taxes                      (21,416)      (21,416)        89,072        89,072      (100,822)     (100,822)
                                 -----------   -----------   -----------    -----------   -----------   -----------

Net income (loss)                $    24,181   ($1,284,017)  ($   269,831)  ($  441,979)  ($  794,367)  ($  768,127)
                                 ===========   ===========   ============   ===========   ===========   ===========

Net income (loss) per common
share - basic and diluted        $      0.00   ($     0.13)  ($      0.03)  ($     0.05)  ($     0.08)  ($     0.08)
                                 ===========   ===========   ============   ===========   ===========   ===========

Weighted Average Shares:

Basic                              9,749,975     9,749,975      9,749,975     9,749,975     9,749,975     9,749,975

Diluted                            9,803,844     9,749,975      9,749,975     9,749,975     9,749,975     9,749,975


      (1) The Company's management is in the process of determining the impact of the restatement on the consolidated statement of operations for each of the first three quarters of the year ended June 30, 2000. As such, amounts for comparative prior quarterly periods are not currently available. The Company's full-year fiscal 2000 consolidated financial statements were not materially impacted, and therefore, were not adjusted.
      (2) These amounts have been reclassified to reflect the discontinued operation.

      (3) "As restated" amounts above reflect approximately $234,000 in net sales reclassified from the quarter ended September 30, 2000 to the quarter ended December 31, 2000 due to the Company's subsequent determination that title did not pass for certain shipments until the Company's customers actually received the Company's products.
      (4) These   amounts   have  been   reclassified   to   reflect   the
          reclassification of consumer rebates, from selling, general and administrative expenses to net sales.

Liquidity and Capital Resources

As of June 30, 2001, the Company had a cash balance of approximately $26,000 and a working capital deficit of approximately $2,242,000. The Company's total stockholders' deficit balance at June 30, 2001 was approximately $2,115,000.

Cash used in operating activities was approximately $2,535,000 for the year ended June 30, 2001 and cash provided by operating activities was approximately $37,000 for the year ended June 30, 2000. The $2,535,000 in net cash used in operating activities for fiscal 2001 resulted primarily from the Company's net loss of $5,933,000, a $1,332,000 increase in inventory, and a $609,000 decrease in accrued expenses, which cash uses were partially offset by cash sources of $2,752,000 in customer advance payments, a $1,259,000 reduction in accounts receivable and a $977,000 increase in accounts payable. Additional items impacting the Company's cash used in operating activities for the year ended June 30, 2001 were $239,000 in depreciation, amortization and other non-cash items and the $196,000 loss from its discontinued operation.

Net cash provided by investing activities for the year ended June 30, 2001 was approximately $107,000 compared to cash used in investing activities of approximately $203,000 for the year ended June 30, 2000. The $107,000 in net cash provided by investing activities for fiscal 2001 resulted primarily from $177,000 in net proceeds from the sale of the Company's discontinued operation, which was partially offset by furniture and equipment purchases of $64,000 and software rights and other assets purchases of $6,000.

Net cash provided by financing activities was approximately $806,000 for the year ended June 30, 2001 and $173,000 for the year ended June 30, 2000. The $806,000 in net cash provided by financing activities for fiscal 2001 resulted primarily from $4,900,000 in borrowings under the Company's previous credit facility and $10,000 in net proceeds from a note receivable, which were partially offset by repayments of: $3,700,000 under the Company's former credit facility, $199,000 in capital lease obligations, $150,000 in convertible subordinated debt, and $55,000 in notes payable obligations.

Net cash provided by the Company's discontinued operation was approximately $519,000 for the year ended June 30, 2001 and net cash used in the Company's discontinued operation was approximately $179,000 for the year ended June 30, 2000.

As of June 30, 2001, the Company had received approximately $3,485,000 ($2,752,000 during fiscal 2001 and $733,000 during fiscal 2000) in payments primarily from certain food and drug retailers for products shipped to such retailers prior to the sale of such products to the end consumer. These payments are recorded as customer advance payments in the Company's Consolidated Balance Sheet until such time as the products are actually sold through to the end consumer. After the products are sold through to the end consumer the customer advance payment amount is recorded as revenue. In the event that the Company receives customer advance payments that ultimately exceed the actual product sell-through of the Company's products to the end consumer at such retailers, the Company would owe these retailers such excess amounts. The Company's management believes that it is highly likely that the ultimate product sell-through of the Company's products will be substantially less than the customer advance payment balances for these food and drug retailers. If these retailers request that the Company repay this liability, it would likely result in a serious liquidity issue for the Company.

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility with Fleet Bank (formerly Summit Bank). This credit facility had replaced a $1,500,000 revolving credit facility that the Company had with another commercial bank. The credit facility was established to provide, among other things, working capital to support the Company's operations. Amounts outstanding under this credit facility were charged interest at one-half of one percent above the bank's current prime rate, with interest due monthly, and was secured by substantially all of the Company's assets. The credit facility required the Company, among other things, to maintain certain financial ratios, such as a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this credit facility had a minimum effective net worth covenant that started at $3,100,000 at June 30, 2000 and increased by $150,000 quarterly to a $3,700,000 requirement at June 30, 2001. As of June 30, 2001, the Company was not in compliance with those covenants.

On July 23, 2001, Fleet Bank notified the Company that due to the Company's default of the financial covenants under its credit facility as of June 30, 2001, and material adverse changes in the Company's financial condition, the bank would no longer continue to fund the Company's $2,000,000 credit facility. Subsequently, the Company worked with Fleet Bank and its advisors on an analysis of Fleet Bank's collateral position, management's restructuring and cost reduction plans, and the results of an independent business assessment of the Company and its business plan. These actions provided the basis for a turnaround plan that was presented to Fleet Bank culminating in an agreement providing for an amortized term loan payout of the existing balance owed to Fleet Bank.

On November 2, 2001, the Company and Fleet Bank entered into an agreement to pay off the outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, which had previously provided the Company with a $2,000,000 secured line of credit, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if the Company were to default under the agreement and Fleet Bank enforced its right to liquidate the Company. The terms of the agreement include, among other things, for the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. Additionally, the terms of the agreement require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. This loan has been classified as a current liability ("bank debt"), as it is uncertain that the Company will be able to meet this agreement's covenants through June 30, 2002. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of December 31, 2001, the principal balance outstanding on this term loan was $1,240,000.

Liquidity Initiatives, since June 30, 2001:

As a result of the Company's poor financial condition that is reflected in the consolidated financial statements for the fiscal year ended June 30, 2001 in
Item 7, the Company has implemented certain liquidity initiatives, subsequent to June 30, 2001, in order to attempt to continue supporting its operations.

The Company has, among other things:

     o Reduced its workforce to 17 full-time and two part-time employees, from 45 employees at June 30, 2000. This action has helped reduce the Company's cash consumption rate.

     o Entered into a forbearance agreement with its commercial lender regarding the Company's defaults under its former credit facility and converted the outstanding balance under its former credit facility to a 22 month amortizing term loan. If the Company fails to meet certain monthly covenants under this forbearance agreement, its commercial lender could liquidate the Company's assets.

     o Converted approximately $592,000 of trade accounts payable balances outstanding at June 30, 2001 to trade notes payable having monthly principal and interest payments ranging from six to 12 months and bearing interest at 6.75%. Payment terms for these vendors' ongoing services and products range from cash-in-advance to sixty-day terms with established credit limits.

     o Negotiated a cash payment discount with its largest trade vendor relating to the Company's past due balance in a transaction that resulted in a $100,000 discount of the Company's payable with this vendor. The Company made a lump-sum payment of approximately $433,000 to this vendor during the first quarter of fiscal 2002 for payment satisfaction of invoices totaling approximately $533,000.

     o During fiscal 2002, the Company is reducing its product shipments to certain food and drug retailers, which the Company has determined were based upon sales terms that were unprofitable to the Company during fiscal 2001, and the Company believes that such terms could not be modified in a manner that would be mutually satisfactory to both parties.

     o During fiscal 2002, the Company is attempting to improve its profitability by focusing on increasing product shipments to traditional software customers, which the Company has historically been able to achieve profitable business terms with and who have historically sold consumer game software successfully to the end consumer.

Liquidity Risk:

Since the Company no longer has a credit facility available to it, the Company's ability to achieve and maintain positive cash flow is essential to the Company's survival. The Company's ability to do this depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of the Company's products, the development and sell-through of the Company's products, the costs of developing, producing and marketing such products, and various other factors, many of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. The Company believes that its projected cash and working capital balances may be sufficient to fund the Company's operations for the next twelve months, but there are significant challenges that the Company will need to successfully manage in order to be able to fund its operations over the next twelve months. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with its vendors; increasing the speed of its receivable collections from its customers; maintaining compliance under the covenants set forth in the forbearance agreement negotiated with Fleet Bank; and managing its customer advance payments liability with certain customers. Additionally, there can be no assurances that the Company will be able to achieve and/or maintain positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

New Accounting Pronouncements

The Company is currently evaluating the potential impact of Emerging Issues Task Force (EITF) Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was codified into Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." Issue 00-25 becomes effective no later than the Company's third quarter of fiscal 2002. Upon adoption of this EITF Issue, the Company will be required to reclassify certain expenses, such as slotting fees, from selling, general, and administrative expenses to a reduction of net sales. The Company has not yet determined the amount of this reclassification.

The Company does not expect any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Forward-Looking Statements

This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: the Company's scaling back of its "Store-in-a-Store" program and resulting reduced sales of third-party software titles in this program; the anticipated amount of international net sales during fiscal 2002; the transition of the Company's international distribution to a licensing revenue model and the anticipation that the Company will earn a royalty fee based on product sales pursuant to these arrangements; the Company's intention to reduce its sales to food and drug retailers and to office superstore retailers, and replace these sales reductions with increased sales to traditional software retailers; the Company's expectation that its revenues for fiscal 2002 will either remain flat or show a moderate decrease when compared to net sales for fiscal 2001; the Company's anticipation that its profitability will improve due to increased product shipments to more profitable customers that have historically sold consumer software successfully; the Company's ability during fiscal 2002 to place its products into longer-term, non-promotional product displays with non-traditional software retailers and the possibility of such placement resulting in reduced product returns in these channels; the Company's plans to reduce "per-store" sell-in quantities of its products to food and drug retailers and to transition a larger percentage of food and drug sales to non-promotional sales programs in such stores; the Company's plan to transition certain sales activity to food and drug retailers to a third-party distributor who will manufacture and distribute the Company's products to such retailers; the Company's plan to reduce its direct-to-store fulfillment of electronic data interchange ("EDI") orders, or require price increases or minimum order levels to support the additional costs associated with such fulfillment; the Company's plan in fiscal 2002 to primarily sell its own software titles or third-party software titles that have been manufactured by the Company pursuant to licensing arrangements with such publishers, in order to reduce product costs; the anticipated continued increase in costs associated with acquiring future product content for the Company's products as competition for quality content continues to increase; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the next twelve months; and the expectation that the adoption of recently-issued accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows. All forward-looking statements are based on current expectations regarding significant risk factors, and such statements should not be regarded as representations by the Company or any other person that the results expressed in this report will be achieved.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the successful sell-through of the Company's products in international markets and the ability of third-party international distributors to pay royalties based on such sales in a timely manner; the Company's ability to increase sales of its products into traditional software retail stores, and product returns rates from such retailers remaining at or below historical return rates in the future; the Company's ability to sell its products into food and drug retailers on a non-promotional, longer-term basis; the profitability of the Company's product sales to traditional software retailers; the success of the Company's third-party distribution relationships for selling product into food and drug retailers, which will continue to be dependent on successful product sell-through in such retail stores; the Company's ability to increase prices or negotiate minimum order quantities for direct-to-store EDI orders; the Company's ability to successfully sell its own software titles into food and drug and other alternative retail channels without selling third-party software titles; the Company's ability to continue to make timely payments of principal and interest to Fleet Bank pursuant to its forbearance agreement; the Company's ability to comply with the financial covenants contained in the forbearance agreement with Fleet Bank; the Company's ability to generate sufficient cash flow to fund its operations for the next twelve months; the market acceptance and successful sell-through results of the Company's products at retail stores; the amount of unsold product that is returned to the Company by retail stores, and the timing of such returns; increased selling, general and administrative costs, including increased legal expenses; the allocation of adequate shelf space for the Company's products in retail stores; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; the amount of returns of the Company's products from distributors and retailers and the Company's ability to establish adequate reserves for product returns; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; the Company's ability to retain its key employees; and various other factors, many of which are beyond the Company's control. The Company does not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of the Company.

 Item 7.       Financial Statements


                                  eGames, Inc.
                   Index to Consolidated Financial Statements

                                                                     Page
                                                                     ----

          Independent Auditors' Report...........................     30

          Consolidated Balance Sheet June 30, 2001...............     31

          Consolidated Statements of Operations for the years
          ended June 30, 2001 and 2000...........................     32

          Consolidated Statements of Stockholders' Equity
          (Deficit) for the years ended June 30, 2001 and 2000...     33

          Consolidated Statements of Cash Flows for the years
          ended June 30, 2001 and 2000...........................     34

          Notes to Consolidated Financial
          Statements.............................................     36

                          Independent Auditors' Report


The Board of Directors and Stockholders
eGames, Inc.:

We have audited the accompanying consolidated balance sheet of eGames, Inc. and subsidiary as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGames, Inc. and subsidiary as of June 30, 2001 and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has working capital and stockholders' deficits at June 30, 2001, suffered a net loss, incurred negative cash flows from operations for the year ended June 30, 2001, and no longer has a credit facility available for future borrowings. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP

Philadelphia, Pennsylvania
January 9, 2002
                                  eGames, Inc.
                           Consolidated Balance Sheet


                                                                  As of
                                                                 June 30,
ASSETS                                                             2001
                                                               ------------

Current assets:
   Cash and cash equivalents                                   $     25,737
   Restricted cash                                                   30,000
   Accounts receivable, net of allowances of $1,494,183           1,544,877
   Inventory                                                      3,567,854
   Note receivable                                                  110,000
   Prepaid royalties and other expenses                             260,183
                                                               ------------
          Total current assets                                    5,538,651

Furniture and equipment, net                                        158,114
Intangibles and other assets, net                                    25,828
                                                               ------------
          Total assets                                         $  5,722,593
                                                               ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable                                                $     62,606
   Accounts payable                                               2,232,855
   Customer advance payments                                      3,485,413
   Bank debt                                                      1,200,000
   Accrued expenses                                                 709,286
   Capital lease obligations                                         90,184
                                                               ------------
          Total current liabilities                               7,780,344


Note payable, net of current portion                                 57,095
                                                               ------------
          Total liabilities                                       7,837,439

Commitments and contingencies - Notes 7, 8, 13 and 17

Stockholders' deficit:
   Common stock, no par value (40,000,000 shares authorized;
          10,221,237 issued and 9,989,337 outstanding)            9,179,827
   Additional paid-in capital                                     1,155,479
   Accumulated deficit                                          (11,948,735)
   Treasury stock, at cost - 231,900 shares                        (501,417)
                                                               ------------
          Total stockholders' deficit                            (2,114,846)
                                                               ------------
          Total liabilities and stockholders' deficit          $  5,722,593
                                                               ============

See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                       Years ended June 30, 2001 and 2000


                                                                   2001            2000
                                                               ------------    ------------
Net sales                                                      $  7,171,971    $ 10,793,573

Cost of sales                                                     6,006,710       4,279,191
                                                               ------------    ------------
Gross profit                                                      1,165,261       6,514,382

Operating expenses:
    Product development                                             747,733         860,330
    Selling, general and administrative                           5,910,841       5,155,565
    Legal settlements and related costs                             188,218         360,568
                                                               ------------    ------------

        Total operating expenses                                  6,846,792       6,376,463
                                                               ------------    ------------

Operating income (loss)                                          (5,681,531)        137,919

Interest expense, net                                                95,166          11,991
                                                               ------------    ------------

Income (loss) from continuing operations before income taxes     (5,776,697)        125,928

Provision (benefit) for income taxes                                (39,098)         69,324
                                                               ------------    ------------

Income (loss) from continuing operations                         (5,737,599)         56,604

Discontinued operations (Note 9):
Income (loss) from discontinued operation, net of income tax
        provision (benefit) of ($51,787) and $11,426               (195,548)        195,977
                                                               ------------    ------------

Net income (loss)                                              ($ 5,933,147)   $    252,581
                                                               ============    ============

Net income (loss) per common share:
Basic and Diluted:
Income (loss) from continuing operations                       ($      0.59)   $       0.01
Income (loss) from discontinued operation                      ($      0.02)   $       0.02
                                                               ------------    ------------
Basic and diluted net income (loss) per common share           (      $0.61)   $       0.03
                                                               ============    ============

Weighted average common shares outstanding - Basic                9,797,183       9,706,813

Dilutive effect of common stock equivalents                           - 0 -         290,200
                                                               ------------    ------------

Weighted average common shares outstanding - Diluted              9,797,183       9,997,013
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                       Years ended June 30, 2001 and 2000




                                                             Common Stock          Additional                     Treasury Stock
                                                       -------------------------    Paid-in     Accumulated    ---------------------
                                                        Shares         Amount       Capital       Deficit       Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1999                              9,833,340   $ 8,874,889   $1,148,550    ($6,268,169)   231,900  ($ 501,417)

Net income                                                                                           252,581
Shares issued in connection with
   exercise of warrants and options                        136,235       229,345
Shares issued in connection with a
   consulting agreement                                     12,300        30,000
Foreign currency translation adjustment
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2000                              9,981,875   $ 9,134,234   $1,148,550    ($6,015,588)   231,900  ($ 501,417)
                                                        ==========   ===========   ==========   ============   ========  ==========

Net loss                                                                                          (5,933,147)
Shares issued in connection with a legal settlement        239,362        45,593
Options issued in connection with a consulting
   agreement                                                                            6,929
Net foreign currency translation adjustment
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001                             10,221,237   $ 9,179,827   $1,155,479   ($11,948,735)   231,900  ($ 501,417)
                                                        ==========   ===========   ==========   ============   ========= ==========

                                                       Accumulated
                                                          Other
                                                      Comprehensive     Stockholders'
                                                          Loss         Equity (Deficit)
---------------------------------------------------------------------------------------

Balance as of June 30, 1999                             ($  29,915)     $  3,223,938

Net income                                                                   252,581
Shares issued in connection with
   exercise of warrants and options                                          229,345
Shares issued in connection with a
   consulting agreement                                                       30,000
Foreign currency translation adjustment                    (39,284)          (39,284)
---------------------------------------------------------------------------------------
Balance as of June 30, 2000                             ($  69,199)     $  3,696,580
                                                        ==========      ============

Net loss                                                                  (5,933,147)
Shares issued in connection with a legal settlement                           45,593
Options issued in connection with a consulting
   agreement                                                                   6,929
Net foreign currency translation adjustment                 69,199            69,199
---------------------------------------------------------------------------------------
Balance as of June 30, 2001                             $    - 0 -      ($ 2,114,846)
                                                        ==========      ============



See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 2001 and 2000

                                                                   2001           2000
                                                               -----------    -----------
  Cash flows from operating activities:
    Net income (loss)                                          ($5,933,147)   $   252,581
    Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
    Depreciation, amortization and other non-cash items            238,506        350,816
    (Income) loss from discontinued operation                      195,548       (195,977)
    Gain on disposal of furniture and equipment                      - 0 -           (769)
    Changes in items affecting operations:

          Restricted cash                                          (30,000)        17,560
          Accounts receivable                                    1,258,522       (786,083)
          Prepaid royalties and other expenses                     (52,552)      (150,165)
          Inventory                                             (1,332,447)      (784,931)
          Accounts payable                                         977,228        328,619
          Customer advance payments                              2,752,255        733,158
          Accrued expenses                                        (609,373)       272,275
                                                               -----------    -----------
Net cash (used in) provided by operating activities             (2,535,460)        37,084

Cash flows from investing activities:
     Purchase of furniture and equipment                           (64,028)      (187,890)
     Proceeds from disposal of furniture and equipment               - 0 -          2,006
     Proceeds from sale of discontinued operation                  176,760          - 0 -
     Purchase of software rights and other assets                   (6,205)       (17,395)
                                                               -----------    -----------
Net cash (used in) provided by investing activities                106,527       (203,279)

Cash flows from financing activities:
     Proceeds from credit facility/bank debt                     4,900,000        750,000
     Repayments of credit facility/bank debt                    (3,700,000)      (750,000)
     Repayments of convertible subordinated debt                  (150,000)         - 0 -
     Repayments of notes payable                                   (55,120)       (50,460)
     Repayments of capital lease obligations                      (198,889)        (5,563)
     Proceeds from note receivable                                  10,000          - 0 -
     Proceeds from exercise of warrants and stock options            - 0 -        229,345
                                                               -----------    -----------
Net cash (used in) provided by financing activities                805,991        173,322

Effect of exchange rate changes on cash and cash equivalents        (9,680)        (2,698)

Net cash (used in) provided by discontinued operation              519,181       (179,104)
                                                               -----------    -----------

Net (decrease) increase in cash and cash equivalents            (1,113,441)      (174,675)

Cash and cash equivalents:

   Beginning of period                                           1,139,178      1,313,853
                                                               -----------    -----------
   End of period                                               $    25,737    $ 1,139,178
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                                  eGames, Inc.
                Consolidated Statements of Cash Flows, continued
                       Years ended June 30, 2001 and 2000


                                                                                        2001        2000
                                                                                    -----------  ----------
Supplemental cash flow information:
   Cash paid for interest                                                           $   109,149  $   40,527
                                                                                    ===========  ==========

   Cash paid (refunded) for income taxes                                            ($  233,677) $  236,000
                                                                                    ===========  ==========


Non-cash investing and financing activities:

   Note receivable received in sale of wholly-owned subsidiary                      $   120,000  $    - 0 -
                                                                                    ===========  ==========

   Capital lease additions                                                          $   282,520  $    - 0 -
                                                                                    ===========  ==========

   239,362 shares of Common Stock issued in connection with a legal settlement      $    45,593  $    - 0 -
                                                                                    ===========  ==========

   12,300 shares of Common Stock issued in connection with a consulting agreement   $     - 0 -  $   30,000
                                                                                    ===========  ==========




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

Liquidity

The Company has a stockholders' deficit of approximately $2,115,000 and a working capital deficit of approximately $2,242,000 at June 30, 2001 and generated a net loss of approximately $5,933,000 and negative cash flows from operations of approximately $2,535,000 for the year ended June 30, 2001. In addition, the Company no longer has a bank credit facility available for future borrowings. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or obtain additional financing through public or private equity financing, bank financing, or other sources of capital. The Company believes that its projected cash and working capital balances may be sufficient to fund the Company's operations through June 30, 2002, but there are significant challenges that the Company will need to successfully manage in order to be able to fund its operations over the next twelve months. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with its vendors; increasing the speed of its receivable collections from its customers; and maintaining compliance under the covenants set forth in the forbearance agreement negotiated with Fleet Bank (see Note 7); and managing its customer advance payments liability with certain customers. If financial resources are not sufficient, management has the intent and believes it has the ability to reduce expenditures as to not require additional financial resources if such resources are not available on terms acceptable to the Company.

Management's plans with respect to the Company's liquidity issues include implementing certain liquidity initiatives, subsequent to June 30, 2001, in order to attempt to continue supporting its operations.

The Company has, among other things:

      o Reduced its workforce to 17 full-time and two part-time employees, from 45 employees at June 30, 2000. This action has helped reduce the Company's cash consumption rate.

      o Entered into a forbearance agreement with its commercial lender regarding the Company's defaults under its former credit facility and converted the outstanding balance under its former credit facility to a 22 month amortizing term loan (see Note 7). If the Company fails to meet certain monthly covenants under this forbearance agreement, its commercial lender could liquidate the Company's assets.

      o Converted approximately $592,000 of trade accounts payable balances outstanding at June 30, 2001 to trade notes payable having monthly principal and interest payments ranging from six to 12 months and bearing interest at 6.75%. Payment terms for these vendors' ongoing services and products range from cash-in-advance to sixty-day terms with established credit limits.

      o Negotiated a cash payment discount with its largest trade vendor relating to the Company's past due balance in a transaction that resulted in a $100,000 discount of the Company's payable with this vendor. The Company made a lump-sum payment of approximately $433,000 to this vendor during the first quarter of fiscal 2002 for payment satisfaction of invoices totaling approximately $533,000.

      o During fiscal 2002, the Company is reducing its product shipments to certain food and drug retailers, which the Company has determined were based upon sales terms that were unprofitable to the Company during fiscal 2001, and the Company believes that such terms could not be modified in a manner that would be mutually satisfactory to both parties.

      o During fiscal 2002, the Company is attempting to improve its profitability by focusing on increasing product shipments to traditional software customers, which the Company has historically been able to achieve profitable business terms with and who have historically sold consumer game software successfully to the end consumer.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash from operations and financing sources to meet its obligations as they become due. There can be no assurance, however, that management's plan will be successful.

Consolidation

The Company previously had a wholly-owned subsidiary ("eGames Europe"), which was sold in May 2001 (see Note 9). All inter-company transactions have been eliminated.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, accounts receivable, accounts payable and customer advance payments at June 30, 2001 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. The Company's note receivable and debt are carried at cost, which approximates fair value, as the note receivable and debt bear interest at rates approximating current market rates for similar instruments.

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

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary operation were translated into US dollars at the exchange rate in effect as of the balance sheet date. Revenues and expenses were translated into US dollars at average exchange rates in effect during the reporting period. The resultant translation adjustment was reflected as "Accumulated other comprehensive income (loss)", as a separate component of stockholders' equity (deficit) in the Company's Consolidated Balance Sheet. The Company sold its wholly-owned foreign subsidiary in May 2001 and recognized the accumulated translation adjustment as of the sale date as part of the loss from discontinued operation.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets, including intangible assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment, if any, is measured using discounted cash flows.

Intangible Assets

The Company has intangible assets resulting primarily from the purchase of software rights. Accumulated amortization at June 30, 2001 was $738,000. The Company amortizes its intangible assets using the straight-line method over three years. The Company recorded amortization expense of $80,000 and $148,000 for the years ended June 30, 2001 and 2000, respectively.

Revenue Recognition

Product Sales:
--------------

The Company previously recognized revenue upon shipment of its products to its customers and recorded an allowance for product returns. The Company subsequently determined in 2001 that certain of its product sales provided that title passed to the customer only upon receipt of the Company's product by its customer. In addition, the Company has concluded, based upon receipt of delayed reporting of sell-through results from its food and drug retailers which are specialty retailers that have not historically sold consumer PC software products, that it does not have the ability to make reliable estimates of product returns for shipments to food and drug retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists" and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (see Note 18). Accordingly, the Company's revenues in fiscal 2001 and 2000 associated with shipments to food and drug retailers are recognized based on the timing of the actual sell-through of the Company's products to the end consumer at the retail location as reported to the Company from the respective food and drug retailer. The Company's fiscal 2000 financial statements were not materially impacted by this change, and therefore, were not adjusted.

Revenues associated with the Company's product shipments to its customers that traditionally have sold consumer PC software products (i.e., mass merchant retailers) are recognized at the time title to the inventory passes to these customers, less a historically based provision for anticipated product returns. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sale transaction.

Customers generally have the right of return on products purchased from the Company. The Company recognizes product sales to its customers who traditionally have sold consumer PC software products, in accordance with the criteria of SFAS No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay the Company, title of the product transfers to the buyer, the buyer has economic substance apart from the Company, the Company does not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale. While the Company has no other obligations to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

Allowance For Product Returns and Markdowns:
--------------------------------------------

The Company distributes the majority of its products through several third-party distributors and directly to national and regional retailers. The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. For shipments to its customers that have traditionally sold consumer PC software products, the Company records an allowance for returns and markdowns as a reduction of gross sales at the time title of the products pass to the customer. This allowance, which is reflected as a reduction of accounts receivable, is estimated based primarily upon historical experience. During the years ended June 30, 2001 and 2000, the Company's provision for product returns and markdowns for customers that have traditionally sold consumer PC software products were $2,040,000 and $1,643,000 or 33% and 15% of related gross shipments, respectively.

Customer Advance Payments

Although the Company recognizes revenue from food and drug retailers based on the timing of the actual sell-through of the Company's products to the end consumer, the Company may receive payments from these food and drug retailers in advance of such products being sold to the end consumer. These payments are recorded as customer advance payments in the Company's Consolidated Balance Sheet until such time as the products are actually sold through to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as revenue. In the event that the Company receives customer advance payments that ultimately exceed the actual product sell-through of the Company's products to the end consumer at such retailers, the Company would owe these retailers such excess amounts.

Prepaid Royalties

Prepaid royalties represent advance payments made to licensors of software and intellectual properties used in the Company's products. Prepaid royalties are expensed at contractual royalty rates based on actual net product sales.

Marketing and Sales Incentive Costs

Marketing costs for which the Company pays its resellers, such as slotting and advertising fees, are charged to expense as incurred and were approximately $1,467,000 and $963,000 for the years ended June 30, 2001 and 2000, respectively.

Sales incentive costs, such as rebates and coupons, that the Company offers to the retail consumer are recorded as reductions to net sales as incurred and were approximately $602,000 and $544,000 for the years ended June 30, 2001 and 2000, respectively.

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

Computation of Earnings (Loss) Per Share

Net earnings (loss) per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and common share equivalents ("CSE's") outstanding during each year that the Company reports net income. In periods that the Company reports a net loss, these CSE's are excluded from the diluted earnings (loss) calculation because their inclusion would be anti-dilutive. CSE's include stock options and warrants using the treasury stock method.

Accounting for Stock-based Compensation

Stock-based compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For disclosure purposes, pro forma net income (loss) and income (loss) per share data are provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowances for inventory obsolescence, product returns and un-collectible accounts receivable, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

During fiscal 2001, the Company adopted the Emerging Issues Task Force (EITF) Issue 00-14, "Accounting for Certain Sales Incentives". Accordingly, net sales amounts for current and prior periods reflect the reclassification of consumer and retailer rebate costs, from selling, general and administrative expenses to net sales.

During fiscal 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company accounted for the sale of its wholly-owned subsidiary under the provisions of this standard (see Note
9).

The Company is currently evaluating the potential impact of EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was codified, along with EITF Issue 00-14, into EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue 00-25 becomes effective no later than the Company's third quarter of fiscal 2002. Upon adoption of this EITF Issue, the Company will be required to reclassify certain expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales.

The Company does not expect any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Reclassification

The consolidated financial statements for the year ended June 30, 2000 were reclassified to reflect its discontinued operation and the reclassification of consumer and retailer rebate costs from selling, general and administrative expenses to a reduction of net sales.

2.  Inventory, net

Inventory consists of the following:

     Raw materials in warehouse                        $  720,693
     Finished goods in warehouse                        1,483,510
     Finished goods at customer locations               2,041,756
                                                       ----------
                                                        4,245,959

     Provision for obsolescence                          (678,105)
                                                       ----------
     Inventory, net                                    $3,567,854
                                                       ==========

3.  Prepaid Royalties and Other Expenses

Prepaid royalties and other expenses consists of the following:

     Prepaid royalties                                  $ 173,450
     Prepaid expenses                                      86,733
                                                        ---------
     Prepaid royalties and other expenses               $ 260,183
                                                        =========

4.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Equipment                                       $  483,692
     Furniture                                          394,908
     Equipment under capital leases                     154,332
                                                     ----------
                                                      1,032,932
     Accumulated depreciation                          (874,818)
                                                     ----------
     Furniture and equipment, net                    $  158,114
                                                     ==========

5.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued reclamation costs of product returns from customers   $ 200,150
     Accrued marketing promotions                                    173,207
     Accrued professional fees                                       154,944
     Other accrued expenses                                          180,985
                                                                   ---------
     Accrued expenses                                              $ 709,286
                                                                   =========

6.  Note Payable, Convertible Subordinated Debt, and Accounts Payable


     Note payable to bank, bearing interest at the prime
     rate plus 2.75%(9.75% at June 30, 2001).  Matures on
     March 24, 2003, principal and interest of $5,961 payable
     monthly.  The note is guaranteed by a former officer of
     the Company and the Small Business Administration.             $119,701


     Less current portion                                            (62,606)
                                                                    --------

     Long term portion                                              $ 57,095
                                                                    ========

During  fiscal  2001,  the  Company  repaid  the  $150,000   balance  under  its
convertible subordinated debt that was outstanding at June 30, 2000.

Subsequent to June 30, 2001, the Company converted $592,499 of trade accounts payable balances to trade notes payables, bearing interest at 6.75%, with monthly principal and interest payments scheduled for six to twelve month periods.

7.  Bank Debt

Bank debt consists of the following:

     Principal  amount owed to Fleet Bank at June 30,  2001
     under  prior  credit facility that was subsequently converted to an amortizing term loan bearing interest at the prime rate plus 3.00% (10.00% at June 30, 2001). Matures on
     July  31,  2003,  principal  and  interest  payable  monthly.  $1,200,000
                                                                    ==========


On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility with Fleet Bank (formerly Summit Bank). This credit facility had replaced a $1,500,000 revolving credit facility that the Company had with another commercial bank. The credit facility was established to provide, among other things, working capital to support the Company's operations. Amounts outstanding under this credit facility were charged interest at one-half of one percent above the bank's current prime rate, with interest due monthly, and was collateralized by substantially all of the Company's assets. The credit facility required the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this credit facility had a minimum effective net worth covenant that started at $3,100,000 at June 30, 2000 and increased by $150,000 quarterly to a $3,700,000 requirement at June 30, 2001. As of June 30, 2001, the Company was not in compliance with those covenants.

On July 23, 2001, Fleet Bank notified the Company that due to the Company's default of the financial covenants under its credit facility as of June 30, 2001, and material adverse changes in the Company's financial condition, the bank would no longer continue to fund the Company's $2,000,000 credit facility. Subsequently, the Company worked with Fleet Bank and its advisors on its analysis of Fleet Bank's collateral position, management's restructuring and cost reduction plans, and the results of an independent business assessment of the Company and its business plan. These actions provided the basis for a turnaround plan that was presented to Fleet Bank culminating in the agreement providing for an amortizing term loan of the existing balance owed to Fleet Bank.

On November 2, 2001 the Company and Fleet Bank, entered into an agreement to pay off the outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, which had previously provided the Company with a $2,000,000 secured line of credit, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if such an asset-liquidation were to occur. The terms of the agreement include, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. Additionally, the terms of the agreement require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. This loan has been classified as a current liability ("bank debt"), as it is uncertain that the Company will be able to meet this agreement's covenants through June 30, 2002. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of December 31, 2001, the principal balance outstanding on this term loan was $1,240,000.

8.  Lease Obligations

During December 2001, the Company extended its operating lease covering its operating facility through September 2004 and has subleased part of its office space for the period from December 2001 through September 2002. The Company anticipates receiving sublease payments of approximately $27,000 during fiscal 2002 and approximately $12,000 during fiscal 2003 relating to this arrangement. Rent expense incurred under the Company's operating leases was $153,000 and $164,000 for the years ended June 30, 2001 and 2000, respectively. The Company has financed office equipment through various operating and capital lease agreements.

The Company's future payments for leases are as follows:

                                   Operating   Capital
     Fiscal Year                    Leases     Leases      Total
                                  ----------  ---------  ----------
     2002                           $ 95,434  $  91,613  $  187,047
     2003                             61,208      - 0 -      61,208
     2004                             48,121      - 0 -      48,121
     2005 and thereafter              10,504      - 0 -      10,504
                                  ----------  ---------  ----------
                                    $215,267  $  91,613  $  306,880
                                  ==========             ==========
     Less interest                               (1,429)
                                              ---------
     Present value of future lease payments      90,184
     Less current portion                       (90,184)
                                              ---------
     Long term portion                        $   - 0 -
                                              =========

9.  Discontinued Operation

On May 11, 2001, the Company sold eGames Europe, located in the United Kingdom, to a non-related third-party. The Company received $300,000 in net proceeds, which approximated the discontinued operation's net book value, prior to recognizing the $31,000 accumulated translation adjustment. The net proceeds consisted of: $150,000 in cash provided at closing, $120,000 in a note receivable to be payable in twelve monthly payments of $10,000 each, and $30,000 in cash held in escrow to be released to the Company, pending any unresolved claims, six months following the closing of the sale. During December 2001, the Company received the $30,000 in cash held in escrow. The income (loss) from the discontinued operation was ($196,000) and $196,000 for the years ended June 30, 2001 and 2000, respectively, which amounts were net of income tax (benefit) expense totaling approximately ($52,000) and $11,000, respectively. Net sales for the discontinued operation for the years ended June 30, 2001 and 2000 were approximately $1,762,000 and $2,303,000, respectively.

The amounts in the accompanying consolidated financial statements and footnotes have been reclassified for all periods presented to give effect to the discontinued operation.

10. Income Taxes

The provision (benefit) for income taxes is comprised of the following components for the years ended June 30, 2001 and 2000:


                                                    2001            2000
                                                 ----------      ----------
Current
    Federal                                       ($ 39,098)     $   61,465
    State                                             - 0 -           7,859
                                                 ----------      ----------
                                                    (39,098)         69,324

Deferred
    Federal                                      (1,891,352)       (273,085)
    State                                          (547,163)          6,486
                                                 ----------      ----------
                                                 (2,438,515)       (266,599)

Valuation allowance                               2,438,515         266,599
                                                 ----------      ----------

Provision (benefit) for income taxes              ($ 39,098)     $   69,324
                                                 ==========      ==========



The reconciliation between the statutory Federal income tax rate and the Company's effective rate for income tax expense (benefit) for the years ended June 30, 2001 and 2000 is as follows:

                                                          2001      2000
                                                        --------  --------

Statutory Federal income tax rate                          (34%)      34%
Increase in taxes resulting from:
    Non-deductible goodwill amortization and other
    permanent items                                        - 0 -      10
    State taxes                                            - 0 -       5
    Change in valuation allowance and other                 33         6
                                                           -----    -----

Effective rate for income tax expense (benefit)             (1%)      55%
                                                           =====    =====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 is as follows:

                                                                   2001            2000
                                                                ----------      ----------
           Net deferred tax assets:
             Accrued expenses and other                         $  189,114      $   70,235
             Reserves for accounts receivable and inventory      2,269,021         308,340
             Depreciation                                           41,502          10,714
             Tax credits                                            25,946           9,152
             Net operating losses and capital losses             1,367,032       1,055,659
                                                                ----------      ----------
                 Gross deferred tax assets                       3,892,615       1,454,100
             Less: Valuation allowance                          (3,892,615)     (1,454,100)
                                                                ----------      ----------
           Net deferred tax assets                              $    - 0 -      $    - 0 -
                                                                ==========      ==========


The deferred tax asset is offset by a full valuation allowance as of June 30, 2001, as management currently believes that it is more likely than not that the deferred tax asset will not be realized. The valuation allowance for net deferred tax assets increased by approximately $2,439,000 during fiscal 2001. The increase was a result of net changes in temporary differences and the addition of a valuation allowance based on the taxable loss for fiscal 2001.

As of June 30, 2001, the Company had approximately $3,863,000 of net operating loss carry-forwards for federal income tax purposes (expiring in years 2012 through 2021) available to offset future Federal taxable income. The Company also has alternative minimum tax credit carry-forwards of approximately $26,000 to reduce Federal income taxes, which have no expiration date.

Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $1,314,000. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts, which approximated $1,526,000 at June 30, 2001, are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carry-forward period.

11.  Common Stock

On June 30, 1995, the Company amended its Articles of Incorporation to authorize the issuance of 40,000,000 shares of Common Stock, without par value, and 10,000,000 shares of preferred stock, without par value.

On June 1, 1999, the Board of Directors adopted a Stockholders Rights Plan (the "Plan"). The Plan is intended to protect the interests of the Company's existing stockholders' in the event that the Company is confronted with coercive or unfair takeover tactics. The Plan contains provisions to safeguard existing stockholders in the event of an unsolicited offer to acquire the Company, whether through a gradual accumulation of shares in the open market, a partial or two-tiered tender offer that does not treat all stockholders equally, or other abusive takeover tactics, which the Company's Board of Directors believes are not in the best interests of the Company's stockholders. These tactics can unfairly pressure stockholders and deprive them of the full value of their shares.

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

During fiscal 2001, the Company issued 239,362 shares of Common Stock in connection with a legal settlement relating to intellectual property right issues. These shares of the Company's Common Stock were valued at their fair value of $45,593 on the date of the settlement.

12.  Stock Options and Warrants

Stock Option Plans:

During 1995, the Company adopted, amended and restated its 1995 Amended and Restated Stock Option Plan (the "1995 Plan"). At the Company's 1997 Annual Meeting of Stockholders, the shareholders of the Company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of Common Stock approved during the 1996 Annual Meeting of Stockholders to a total of 1,950,000 shares. At the Company's 2000 Annual Meeting of Stockholders, the shareholders of the Company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 1,950,000 shares of Common Stock previously approved to a total of 2,950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of Common Stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of the Company. Each non-employee director will receive options for 10,000 shares of Common Stock upon appointment or election to the board and, in addition, each director receives options for 5,000 shares of Common Stock on the first trading day in January of each year.

On December 14, 1998 and January 25, 2001, the Company granted options for 25,000 shares of Common Stock to each non-employee director in lieu of the automatic annual option grants for 5,000 shares to each non-employee director pursuant to the 1995 Plan, which would have been issued in January 1999 and January 2001, respectively. The December 14, 1998 option grants were issued outside of the 1995 Plan, whereas the January 25, 2001 option grants were issued under the 1995 Plan. During fiscal 2001, the Company granted options for 3,000 shares of Common Stock in connection with a consulting agreement.

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

Information regarding the Company's stock options is as follows:


                                     Number of     Weighted Average
                                      Options       Exercise Price
                                      -------       --------------
     Balances, June 30, 1999         1,669,900          $ 2.06
                                     =========          ======
       Granted                         468,000            2.80
       Canceled                       (130,900)           1.97
       Exercised                      (115,000)           1.84
                                     ---------          ------
     Balances, June 30, 2000         1,892,000          $ 2.27
                                     =========          ======
       Granted                         787,500            0.29
       Canceled                       (523,600)           2.18
       Exercised                         - 0 -           - 0 -
                                     ---------          ------
     Balances, June 30, 2001         2,155,900          $ 1.56
                                     =========          ======

At June 30, 2001, 1,154,415 stock options outstanding were vested and 786,268 stock options were available for issuance. The following summarizes information about the Company's stock options outstanding at June 30, 2001:

                                       Options Outstanding                       Options Exercisable
                           ----------------------------------------------     --------------------------

                                              Weighted Avg.      Weighted                       Weighted
                               Number           Remaining           Avg.          Number         Avg.
  Range of Exercise        Outstanding at    Contractual Life    Exercise      Exercisable at   Exercise
        Prices              June 30, 2001       (in years)         Price       June 30, 2001     Price
        ------              -------------       ----------         -----       -------------     -----
   $0.250 - $1.156             727,500             4.55           $0.294            6,250        $1.150
   $1.344 - $2.000             829,100             1.51           $1.771          752,865        $1.787
   $2.130 - $3.500             599,300             3.06           $2.821          395,300        $2.757
   ---------------           ---------             ----           ------         ---------       ------
   $0.250 - $3.500           2,155,900             2.96           $1.565         1,154,415       $2.115
                             =========                                           =========

The Company applies APB 25 and related interpretations in accounting for its stock options. Had compensation costs for the Company's stock options been determined under SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been negatively impacted as indicated below:

                                                                      Years ended June 30,
                                                                       2001           2000
                                                                       ----           ----
     Net income (loss)                             As reported     ($5,933,147)     $252,581
                                                   Pro forma       ($6,391,698)    ($576,082)

     Net income (loss) per share - basic           As reported     ($     0.61)     $   0.03
                                                   Pro forma       ($     0.66)    ($   0.06)

     Net income (loss) per share - diluted         As reported     ($     0.61)     $   0.03
                                                   Pro forma       ($     0.66)    ($   0.06)

The per share weighted-average fair values of stock options granted during the years ended June 30, 2001 and 2000 were $0.27 and $2.03, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     Years ended June 30,

                                                   2001                2000
                                                   ----               -----
     Dividend Yield                                  0%                  0%
     Volatility Factor                             191%                119%
     Risk-Free Interest Rate              4.64% - 6.16%       5.86% - 6.54%
     Average Expected Option Life               3 Years             3 Years

During the year ended June 30, 2000, the Company received $211,550 in net proceeds from the exercise of 115,000 stock options with exercise prices ranging from $1.50 to $2.00. During the year ended June 30, 2000, the Company granted 468,000 options with exercise prices ranging from $1.06 to $3.56. During the year ended June 30, 2001, the Company granted 787,500 options with exercise prices ranging from $0.25 to $1.50.

Common Stock Warrants:

On October 18, 1995, in connection with the Company's initial public offering of its Common Stock, the underwriter was granted 155,000 warrants. These warrants are exercisable at anytime on or before October 13, 2002 at an exercise price of $3.60 per share. In addition, 425,000 warrants were issued to the former owners of Applied Optical Media Corporation. These warrants are exercisable anytime before October 16, 2002 at an exercise price of $0.50 per share. In November 1996, the Company issued 177,988 warrants at an exercise price of $6.00 per share, which expire in November 2001.

Information regarding the warrants is as follows:


                                   Number of
                                    Warrants        Exercise Price
                                    --------        --------------
     Balances, June 30, 1999        568,479          $0.50 - $6.00
                                    =======          =============
       Warrants granted               - 0 -                  - 0 -
       Warrants canceled            (15,000)                  3.60
       Warrants exercised           (22,185)           0.50 - 2.81
                                    -------          -------------
     Balances, June 30, 2000        531,294          $0.50 - $6.00
                                    =======          =============
       Warrants granted               - 0 -                  - 0 -
       Warrants canceled            (62,500)                  5.91
       Warrants exercised             - 0 -                  - 0 -
                                    -------          -------------
     Balances, June 30, 2001        468,794          $0.50 - $6.00
                                    =======          =============

During the year ended June 30, 2000, the Company received net proceeds of $17,795 from the exercise of 22,185 warrants with exercise prices ranging from $0.50 to $2.81. During the year ended June 30, 2001, 62,500 warrants with an exercise price of $5.91 expired per their original terms.

13.  Commitments and Contingencies

Under various licensing agreements, the Company is required to pay royalties on the sales of certain products that incorporate licensed content. Royalty expense under such agreements, which is recorded in cost of sales, was approximately $766,000 and $787,000 for the years ended June 30, 2001 and 2000, respectively.

The Company has financed its Directors and Officers Liability and Employment Practice Liability insurance policies with a third-party financing company. During the years ended June 30, 2001 and 2000, the Company recorded $87,000 and $66,000 in related insurance expense and made related payments of $99,000 and $55,000 for the same periods, respectively. As of June 30, 2001, the Company's financial commitment under these financing arrangements totaled $86,000 and is payable before June 30, 2002.

The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. The Company matches
50% of each dollar contributed by a participant. The Company's matching contributions to the plan were $96,000 and $100,000 during the years ended June 30, 2001 and 2000, respectively. The Company's matching contributions vest in fifty percent increments over a two-year period.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will most likely not have a material adverse impact on the Company's financial position.

14.  Major Customers and International Sales

During the year ended June 30, 2001, the Company had three major customers, which accounted for approximately 20%, 17% and 10% of net sales, respectively, compared to the year ended June 30, 2000, when the Company had two major customers, which accounted for approximately 22% and 13% of net sales, respectively. The amount of export sales included in net sales was approximately $411,000 and $509,000 or 6% and 5% of the Company's net sales for the years ended June 30, 2001 and 2000, respectively.

15. Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about an enterprise's operating segments and related disclosures about its products, geographic areas and major customers.

Based  on its  organizational  structure,  the  Company  operates  in  only  one
geographic  and  one  reportable  segment,   which  is  publishing   interactive
entertainment software for personal computers.

16.  Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                          Years Ended
                                                           June 30,
                                                 -----------------------------
                                                      2001             2000
                                                      ----             ----
Net income (loss)                                ($ 5,933,000)      $ 253,000
Other comprehensive income (loss):
   Foreign currency translation adjustment             38,000         (39,000)
                                                 ------------       ---------
Comprehensive income (loss)                      ($ 5,895,000)      $ 214,000
                                                 ============       =========


17. Legal Settlements and Related Costs

On April 5, 2001, the Company and Grant Heilman settled claims alleging that the Company infringed on copyrights and trademarks owned by Grant Heilman. Under the terms of the settlement, the Company immediately ceased selling and discontinued certain games alleged to infringe on Grant Heilman's copyrights.

The following represents the total cost to the Company relating to the Grant Heilman and other litigation matters and their classification in the Statement of Operations for the year ended June 30, 2001.

                                                                           Year Ended
Description of cost relating to Legal Settlements and Related Costs       June 30, 2001
-------------------------------------------------------------------       -------------
Operating expenses:
-------------------
Legal fees                                                                  $ 38,218
Settlement fee - Grant Heilman                                               155,000
Settlement fee - Other                                                        35,000
Insurance recovery                                                           (40,000)
-------------------------------------------------------------------         --------
Total operating expenses                                                     188,218
                                                                            ========
Cost of Sales:
--------------
Provision for obsolescence                                                    20,000
-------------------------------------------------------------------         --------
Total cost relating to legal settlements                                    $208,218
                                                                            ========


On September 8, 2000, the Company and Hasbro Interactive, Inc., Atari Interactive, Inc., and Zao Elorg d/b/a Elorg Corporation (collectively, the "Plaintiffs") entered into a settlement agreement with respect to a complaint that the Plaintiffs filed alleging that certain of the Company's products infringed copyrights and trademarks owned by the Plaintiffs, and also that the Company had engaged in unfair competition. Under the terms of the settlement on September 30, 2000, the Company ceased selling and discontinued certain games alleged to infringe on Hasbro's copyrights. The products discontinued on September 30, 2000 accounted for net sales of $2,100,000 for fiscal 2000, or 15% of net sales for that fiscal year.

The following represents the total cost to the Company relating to this litigation and its classification in the Statement of Operations for the year ended June 30, 2000.

                                                                            Year Ended
Description of costs relating to Legal Settlement and Related Costs       June 30, 2000
-------------------------------------------------------------------       -------------
Operating expenses:
-------------------
Legal fees                                                                  $ 185,568
Settlement fee to plaintiffs                                                  160,000
Consulting fees                                                                15,000
-------------------------------------------------------------------         ---------
Total operating expenses                                                      360,568

Cost of sales:
--------------
Provision for obsolescence                                                     30,000
-------------------------------------------------------------------         ---------
Total cost relating to legal settlement                                     $ 390,568
                                                                            =========


18.   Quarterly Restatement

The Company is restating its interim consolidated financial statements for the first three quarters of the year ended June 30, 2001 for certain revenue recognition issues. The Company previously recognized revenue upon shipment of its products to its customers and recorded an allowance for product returns. The Company subsequently determined that certain of its product sales provided that title passed to the customer only upon receipt of the Company's product by the customer. In addition, the Company has concluded, based upon receipt of delayed reporting of sell-through results from its food and drug retailers, that it does not have the ability to make reliable estimates of product returns for shipments to food and drug retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists" and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Accordingly, the restatements reflect the sale of the Company's products to its food and drug retailers on a sell-through basis to the consumer. The related cost of sales and certain operating costs have also been restated to reflect this revenue recognition policy. The accompanying consolidated financial statements and related notes reflect all such restatements for the periods presented.

The impact of the restatement on the unaudited consolidated statement of operations for the first three quarters of the year ended June 30, 2001(1) is as follows:

                                  Sept. 30,     Sept. 30,      Dec. 31,       Dec. 31,      Mar. 31,     Mar. 31,
                                    2000          2001           2000          2000          2001          2001
                                     As            As             As            As            As            As
                                  Reported      Restated       Reported      Restated      Reported      Restated
                                   (2) (4)          (3)           (2)           (3)           (2)
                                 -----------   -----------   ------------   -----------   -----------   -----------

Net sales                         $3,333,382    $1,144,874     $3,099,533    $2,590,453    $2,513,459    $2,691,479
Cost of sales                      1,609,314       751,004      1,772,120     1,413,188     1,569,995     1,721,775
                                 -----------   -----------   ------------   -----------   -----------   -----------
Gross profit                       1,724,068       393,870      1,327,413     1,177,265       943,464       969,704

Operating expenses:
Product development                  181,147       181,147        176,325       176,325       194,973       194,973
Selling, general and
administrative                     1,462,125     1,440,125      1,526,259     1,548,259     1,435,967     1,435,967
                                 -----------   -----------   ------------   -----------   -----------   -----------

Operating income (loss)               80,796    (1,227,402)      (375,171)     (547,319)     (687,476)     (661,236)

Interest expense, net                  7,353         7,353         23,370        23,370        33,376        33,376
                                 -----------   -----------   ------------   -----------   -----------   -----------

Income (loss) from
continuing operations before
income taxes                          73,443    (1,234,755)      (398,541)     (570,689)     (720,852)     (694,612)

Provision (benefit) for
income taxes                          27,846        27,846        (39,638)      (39,638)      (27,307)      (27,307)
                                 -----------   -----------   ------------   -----------   -----------   -----------

Income (loss) from
continuing operations                 45,597    (1,262,601)      (358,903)     (531,051)     (693,545)     (667,305)

Income (loss) from
discontinued operation, net
of income taxes                      (21,416)      (21,416)        89,072        89,072      (100,822)     (100,822)
                                 -----------   -----------   ------------   -----------   -----------   -----------

Net income (loss)                    $24,181   ($1,284,017)     ($269,831)    ($441,979)    ($794,367)    ($768,127)
                                 ===========   ===========   ============   ===========   ===========   ===========

Net income (loss) per common
share- basic and diluted
                                       $0.00        ($0.13)        ($0.03)       ($0.05)       ($0.08)       ($0.08)
                                       =====        ======         ======        ======        ======        ======

Weighted Average Shares:

Basic                              9,749,975     9,749,975      9,749,975     9,749,975     9,749,975     9,749,975

Diluted                            9,803,844     9,749,975      9,749,975     9,749,975     9,749,975     9,749,975

      (1) The Company's management is in the process of determining the impact of the restatement on the consolidated statement of operations for each of the first three quarters of the year ended June 30, 2000. As such, amounts for comparative prior quarterly periods are not currently available. The Company's full-year fiscal 2000 consolidated financial statements were not materially impacted, and therefore, were not adjusted.
      (2) These amounts have been reclassified to reflect the discontinued operation.

      (3) "As restated" amounts above reflect approximately $234,000 in net sales reclassified from the quarter ended September 30, 2000 to the quarter ended December 31, 2000 due to the Company's subsequent determination that title did not pass for certain shipments until the Company's customers actually received the Company's products.

      (4) These   amounts   have  been   reclassified   to   reflect   the
          reclassification of consumer rebates, from selling, general and administrative expenses to net sales.


                                    PART III

Item 9.           Directors and Executive Officers of the Registrant



Director Name                    Age                  Title
-------------                    ---    -----------------------------------------------      Since
                                                                                             -----
Robert M. Aiken, Jr. (1)(2)       59    Chairman of the Board of Directors                    1998

Gerald W. Klein                   53    Director, President and Chief Executive Officer       1994

Thomas D. Parente (1)(2)          54    Director                                              1995

Lambert C. Thom (1)(2)            56    Director                                              1997
-------
(1)      Member of Audit Committee
(2)      Member of Compensation Committee

         The principal occupation of each of the directors of the Company is set forth below.

     Robert M. Aiken, Jr., who has been a director since January 1998 and Chairman of the Board since December 2000, has been President of RMA Consulting, Inc., a management-consulting firm, since July 1998. From November 1996 to June 1998, Mr. Aiken was Executive Vice President and Chief Financial Officer of Sunoco, Inc. (formerly Sun Company, Inc.), and from September 1990 to October 1996, Mr. Aiken was Senior Vice President and Chief Financial Officer of Sunoco, Inc. Mr. Aiken is a certified public accountant. In addition to serving on the Company's board, Mr. Aiken serves on the Board of Trustees for Bryn Mawr College.

     Gerald W. Klein has served as President and Chief Executive Officer of the Company since June 1998. He joined the Company as Vice President and Chief Financial Officer in February 1996 and has been a Director since August 1994. Prior to joining the Company, Mr. Klein was President, Chief Executive Officer and a Director of Megamation Incorporated, a publicly traded company that manufactured automation work cells used in various industries. From August 1991 to October 1994, Mr. Klein served as President and Chief Executive Officer of PricePoint, Inc., a start-up company engaged in the development of electronic retail pricing systems developed to replace paper shelf labels in supermarkets and other retail markets. From 1979 to 1991, Mr. Klein was employed by Checkpoint Systems, Inc., a provider of security and access control systems to retailers, commercial businesses, and libraries and was President and Chief Operating Officer of that company from April 1986 to July 1991. Mr. Klein is a certified public accountant.

     Thomas D. Parente joined the Company as a Director in June 1995, and was elected as Chairman of the Board in August 1998, which position he held until December 2000. Mr. Parente is Corporate Secretary and Director of Corporate Development for Ole Hansen & Sons, Inc., a privately owned holding company, a position he has held since December 1996. From May 1995 to November 1996, he was self-employed as a financial consultant to businesses. From April 1988 until April 1995, he was a Vice President and the Chief Financial Officer of Suvar Corporation, a manufacturer of specialty chemicals for the printing and coatings markets. From June 1970 until April 1988, Mr. Parente was employed by KPMG LLP and was a partner with that firm from April 1979 until April 1988. Mr. Parente is a certified public accountant.

     Lambert C. Thom joined the Company as a Director in December 1997. He has served as Vice President and Managing Director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment firm, since 1975. From 1989 to 1995, Mr. Thom served as Vice President of John Hancock Capital Growth Management, Inc., an investment management firm.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

      Name                    Age               Position
      ----                    ---               --------

Gerald W. Klein                53     President and Chief Executive Officer
William C. Acheson             51     Executive Vice President
Lawrence Fanelle               49     Vice President, Operations
Thomas W. Murphy               42     Vice President, Finance and Chief
                                      Financial Officer
Richard Siporin                41     Vice President, Sales

     Mr. Klein has been President and Chief Executive Officer of the Company since June 1998. He joined the Company as Vice President and Chief Financial Officer in February 1996 and has been a Director since August 1994. Prior to joining the Company, Mr. Klein was President, Chief Executive Officer and a Director of Megamation Incorporated, a publicly traded company that manufactured automation work cells used in various industries. From August 1991 to October 1994, Mr. Klein served as President and Chief Executive Officer of PricePoint, Inc., a start-up company engaged in the development of electronic retail pricing systems developed to replace paper shelf labels in supermarkets and other retail markets. Mr. Klein is a certified public accountant.

     Mr. Acheson has been the Company's Executive Vice President since December 1999. He joined the Company in May 1997 as the Company's Vice President - Sales and Marketing. Prior to that, Mr. Acheson provided marketing consulting services to the Company from January 1997 until April 1997. From 1992 until April 1996, Mr. Acheson served as Senior Vice President of Revlon, Inc.

     Mr. Fanelle has been the Company's Vice President of Operations since November 1998. He joined the Company as General Manager in September 1997. Prior to joining the Company, Mr. Fanelle was Vice President of Operations of Besam, Inc., a manufacturer of automatic doors primarily for retail stores and supermarkets. Mr. Fanelle joined Besam in 1994 as Director of Operations. From 1979 to 1986, Mr. Fanelle was employed by Checkpoint Systems, Inc., a provider of security and access control systems and was Vice President of Operations of that company from 1987 to 1994.

     Mr. Murphy has been Chief Financial Officer of the Company since July 1999. He joined the Company as Controller in May 1996. Prior to joining the Company, Mr. Murphy was Controller of Megamation Incorporated, a publicly traded company that manufactured automation work cells used in various industries, from January 1995 until April 1996, and Accounting Manager of Ohmicron, Inc., a biotechnology company, from January 1993 until December 1994. From September 1985 to May 1992, Mr. Murphy served as Accounting Manager at Checkpoint Systems, Inc., a provider of security and access control systems. Mr. Murphy has been a certified public accountant since 1987.

     Mr. Siporin joined the Company in January 2000 as Vice President of Sales. Prior to joining the Company, he served as Senior Vice President of Sales for Sunbeam, Inc., Health Division. From 1988 to 1998, Mr. Siporin served in a number of positions at Revlon, Inc., including serving as Vice President of Sales from 1992 to 1998. From 1982 to 1988, Mr. Siporin held a number of sales management positions with Playtex Family Products.

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission reports about their beneficial ownership of the Company's Common Stock. All such persons are required by the Commission to furnish the Company with copies of all reports that they file.

     Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons that no other reports were required, the Company believes that during the fiscal year ended June 30, 2001, all of its officers and directors complied with all filing requirements applicable to them.

Item 10.          Executive Compensation

                             EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning the compensation paid during the fiscal years ended June 30, 2001, 2000 and 1999 to the Company's Chief Executive Officer and the Company's other executive officers whose salary and bonus exceeded $100,000 during the 2001 fiscal year.

                                                    Annual Compensation                   Long-Term Compensation
                                                    -------------------                   ----------------------
                                                                                       Securities
                                             Fiscal                                   Underlying           All Other
Name & Principal Position                     Year      Salary ($)     Bonus ($)      Options (#)       Compensation (1)
-------------------------                     ----      ----------     ---------      -----------       ----------------

Gerald W. Klein                               2001        176,086         -0-           150,000              $4,964
President and Chief Executive Officer         2000        175,885         -0-           37,500               $5,000
                                              1999        165,757         -0-           30,000               $5,581


William C. Acheson                            2001        165,961         -0-           50,000               $5,250
Executive Vice President                      2000        162,877         -0-           25,000               $5,375
                                              1999        150,327         -0-           29,000               $6,055


Nancy M. Simpson (2)                          2001        120,677         -0-           50,000               $5,250
Former Vice President - Product               2000        120,477         -0-           10,000               $5,375
Development                                   1999        106,404         -0-           25,000               $5,375


Lawrence Fanelle                              2001        123,012         -0-           50,000               $5,250
Vice President - Operations                   2000        122,812         -0-           10,000               $5,375
                                              1999        108,135         -0-           25,000               $5,000

Richard Siporin                               2001        150,825         -0-           50,000               $7,904
Vice President - Sales                        2000        60,577          -0-           100,000              $2,596
                                              1999          -0-           -0-             -0-                $ - 0-
--------------------------

     (1) Represents amounts contributed by the Company to each named executive officer's 401(k) Plan.

     (2) On August 2, 2001, Ms. Simpson's employment was terminated as a result of reductions in the Company's workforce to reduce payroll expenses. Pursuant to a separation agreement entered into at the time Ms. Simpson's employment was terminated, the Company paid Ms. Simpson the equivalent of two weeks' base salary, and also provided her with medical and dental insurance through October 31, 2001 at the Company's expense. She also received a personal computer and a laptop computer from the Company, valued at approximately $4,000, as part of her separation package.

Option Grants During 2001 Fiscal Year
-------------------------------------

The following table provides information related to options granted to the named executive officers during fiscal 2001. The Company does not have any outstanding stock appreciation rights.


                            Number of Securities      Percent of Total Options
                             Underlying Options       Granted to Employees in     Exercise Price
          Name                     Granted                  Fiscal Year              ($/Share)          Expiration Date
          ----                     -------                  -----------              ---------          ---------------
Gerald W. Klein                  150,000(1)                     19 %                   $0.25                1/25/06
William C. Acheson                50,000(2)                      6 %                   $0.25                1/25/06
Nancy M. Simpson                  50,000(2)                      6 %                   $0.25                1/25/06
Lawrence Fanelle                  50,000(2)                      6 %                   $0.25                1/25/06
Richard Siporin                   50,000(2)                      6 %                   $0.25                1/25/06

(1)      75,000 of these options become exercisable on each of January 25, 2002 and January 25, 2003.
(2)      25,000 of these options become exercisable on each of January 25, 2002 and January 25, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option
--------------------------------------------------------------------------
Values
------

The following table provides information related to employee options exercised by the named executive officers during fiscal 2001 and the value of such options at year-end.




                                                                    Number of Securities         Value* of Unexercised
                                                                   Underlying Unexercised       In-The-Money Options at
                         Shares Acquired                           Options at FY End (#)              FY-End ($)
  Name                    on Exercise (#)  Value Realized ($)    Exercisable/Un-exercisable   Exercisable/Un-exercisable
  ----                    ---------------  ------------------    --------------------------   --------------------------
Gerald W. Klein                -0-                 -0-               132,000 / 185,000                 -0- / -0-
William C. Acheson             -0-                 -0-                247,633 / 76,367                 -0- / -0-
Nancy M. Simpson               -0-                 -0-                119,966 / 65,034                 -0- / -0-
Lawrence Fanelle               -0-                 -0-                129,900 / 65,100                 -0- / -0-
Richard Siporin                -0-                 -0-                33,000 / 117,000                 -0- / -0-

* Value of options based upon a share price of $0.14, the closing price of the Common Stock on June 30, 2001.

Long-Term Incentive Plans

       The Company does not have any long-term incentive plans.

                            COMPENSATION OF DIRECTORS

     The non-employee members of the Board of Directors receive $500 per meeting attended. Additionally, the members of the Audit Committee receive $500 for each committee meeting attended and the members of the Compensation Committee receive $500 for each committee meeting attended. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members. Additionally, the Company's Amended and Restated 1995 Stock Option Plan provides that all non-employee members of the Board of Directors receive an initial grant of options to purchase 10,000 shares of Common Stock upon appointment or election to the Board, and thereafter receive options to purchase 5,000 shares of Common Stock on January 1 of each year that such person is a non-employee director. The options have terms of five years and have an exercise price equal to the fair market value on the date of grant. On January 25, 2001, the Company granted options for 25,000 shares of Common Stock to each non-employee director in lieu of the automatic annual option grants.

Item 11.   Security Ownership of Certain Beneficial Owners and Management


                               SECURITY OWNERSHIP

     The following table sets forth information as supplied to the Company regarding the number and percentage of shares of the Company's Common Stock beneficially owned on November 28, 2001 by: (i) those persons or entities known by management to beneficially own more than five percent of the Common Stock;
(ii) each nominee for director and director of the Company; (iii) each of the Company's executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group.

                                                    Amount and Nature
Name of                                              of Beneficial            Percent of Class
Beneficial Owner (1)                                 Ownership (2)           Beneficially Owned
--------------------                                 -------------           ------------------

Robert M. Aiken, Jr.                                    70,500 (3)                   *
2 Cedar Marsh Retreat
Savannah, GA  31411-2922

William C. Acheson                                     384,900 (4)                   3.7%

Lawrence Fanelle                                       168,675 (5)                   1.6%

Gerald W. Klein                                        475,000 (6)                   4.6%

Odyssey Capital Group, L.P.                            797,500 (7)                   7.9%
950 West Valley Road, Suite 2902
Wayne, PA 19087

Thomas D. Parente                                       90,000 (8)                   *
133 Union Mill Terrace
Mt. Laurel, NJ 08054

Nancy M. Simpson                                       198,000 (9)                   1.9%

Richard Siporin                                         60,300 (10)                  *

Lambert C. Thom                                        113,624 (11)                  1.1%
Bangert Dawes Reade Davis & Thom
106 Lyford Drive
Tiburon, CA  94920

All officers and directors as a group (9 persons)    1,663,541 (12)                 14.8%

-------

*Less than 1%.

(1) Unless otherwise indicated, the address of each named holder is c/o eGames, Inc., 2000 Cabot Boulevard, Suite 110, Langhorne, PA 19047.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within sixty days of November 28, 2001 are deemed to be beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Includes 57,500 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date.

(4) Includes 290,600 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date.

(5) Includes 166,600 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date. Also includes 2,075 shares held by Mr. Fanelle's immediate family members.

(6) Includes 230,000 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date.

(7) The information presented is as of June 30, 2001 based upon information supplied to the Company by Odyssey Capital Group, L.P. ("Odyssey"). Includes 28,000 shares of Common Stock issuable upon exercise of warrants. Voting and investment power of the shares of Common Stock held by Odyssey are shared by Odyssey and John P. Kirwin, Bruce E. Terker and Kirk B. Griswold, who are each officers of the corporate general partner of Odyssey. Also includes 250,000 shares held by a partnership controlled by Mr. Terker.

(8) Includes 52,500 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date. Also includes 5,550 shares held by Mr. Parente's immediate family members.

(9) The information presented is as of June 30, 2001 based upon information supplied to the Company by Ms. Simpson. Includes 185,000 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date.

(10) Includes 58,000 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date.

(11) Includes 57,500 of Common Stock that may be acquired through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date.

(12) Includes 1,191,600 shares of Common Stock that may be acquired by such persons through the exercise of options that were exercisable as of November 28, 2001 or become exercisable within 60 days of that date.

                                     PART IV

Item 13.         Exhibits, List and Reports on Form 8-K

                 The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated, exhibits which were previously filed are incorporated by reference.


                       Exhibit No. Description of Exhibit

       (1) 2.1   Share Purchase Agreement dated May 11, 2001 by and between the
                 Registrant and Greenstreet Software Limited.
       (2) 2.2   Sale and Purchase Agreement between the Registrant and the stockholders of Software Partners Publishing and Distribution
                 Ltd. Dated August 14, 1998.
       (3) 3.1   Amended and Restated Articles of Incorporation of the
                 Registrant.
       (4) 3.2   By-Laws of the Registrant.
       (5) 4.1   Rights Agreement, dated as of June 1, 1999, between the
                 Registrant and StockTrans, Inc.
       (6) 4.2   Promissory Note in the amount of $350,000 from Virtual Reality
                 Laboratories, Inc. to Heller First Capital Corporation dated
                 March 25, 1996; Commercial Security Agreement dated
                 March 25, 1996 between Virtual Reality Laboratories, Inc. and
                 Heller First Capital Corporation; and U.S. Small Business
                 Administration Guaranty dated March 25, 1996.
      (7) 10.1   Form of Redeemable Warrant for the Purchase of the Registrant's
                 Common Shares (Exhibit A to Form of Amended and Restated
                 Agreement and Plan of Merger between and among Applied Optical
                 Media Corporation and the Registrant).
      (8) 10.2   Form of Underwriter's Warrant Agreement.
      (3) 10.3   Amended and Restated 1995 Stock Option Plan.
      (9) 10.4   Form of Purchase Agreement for the Class Two Convertible
                 Preferred Stock (the "Class Two Preferred") dated as of
                 November 15, 1996.
      (9) 10.5   Form of Warrant Agreement for the Warrants (the "Warrants")
                 issued to the holders of the Class Two Preferred dated as of
                 November 15, 1996.
      (9) 10.6   Form of Registration Rights Agreement for the Common Stock
                 underlying the Class Two Preferred and the Warrants dated as of
                 November 15, 1996.
      (9) 10.7   Form of Agreement amending certain terms of the Class Two
                 Preferred Certificate of Designation, Warrants and Registration
                 Rights Agreement dated as of November 15, 1996.
     (10) 10.8   Purchase Agreement dated January 30, 1997 between the
                 Registrant and Odyssey Capital Group, L.P.
     (10) 10.9   Agreement dated January 30, 1997 between the Registrant and
                 Odyssey Capital Group, L.P.
     (10)10.10   Registration Rights Agreement dated January 30, 1997 between the Registrant and Odyssey Capital Group, L.P.
     (11)10.11   Warrant Agreement dated January 30, 1997 by and between
                 Registrant and PJM Trading Company, Inc.
     (12)10.12   Loan Agreement dated August 9, 2000 by and between Summit Bank
                 (now Fleet Bank) and the Registrant.
     (12)10.13   Security Agreement dated August 9, 2000 by and between Summit
                 Bank (now Fleet Bank) and the Registrant.
     (12)10.14   $2,000,000 Secured Line of Credit Note.
     (13)10.15   Stipulation and Consent Judgement by and between plaintiffs
                 Hasbro Interactive, Inc., Atari Interactive, Inc., ZAO Elorg, d/b/a Elorg Corporation and defendants MVP Software Inc.,
                 Webfoot Technologies, Inc. and the Registrant, dated
                 August 16, 2000.
     (14)10.16   Description of Registrant's Fiscal 2001 Employee Incentive
                 Compensation Plan

     (15)10.17 Forbearance Agreement by and between Fleet National Bank and the Registrant dated October 31, 2001.
     (15)10.18 Common Stock Purchase Warrant of the Registrant dated October 31, 2001.
     (15)10.19 Registration Rights Agreement by and between Fleet National Bank and the Registrant dated October 31, 2001.
         23.1    Consent of KPMG LLP.
     (15)24.1    Power of Attorney.

---------------------------------------

   (1) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on May 25, 2001.
   (2) Incorporated herein by reference from the Registrant's Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 10, 1998.
   (3) Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
   (4) Incorporated by reference herein from the Registrant's Form 10-QSB for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 16, 1998
   (5) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 10, 1999.
   (6) Incorporated by reference herein from the Registrant's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 14, 1996.
   (7) Incorporated by reference herein from Amendment No. 3 of the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on October 4, 1995.
   (8) Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
   (9) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 27, 1996.
  (10) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on February 4, 1997.
  (11) Incorporated herein by reference from the Registrant's Form 10-KSB for the year ended June 30, 1997 as filed with the Securities and Exchange Commission on September 29, 1997.
  (12) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on August 17, 2000.
  (13) Incorporated herein by reference from the Registrant's Form 10-KSB for the year ended June 30, 2000 as filed with the Securities and Exchange Commission on September 28, 2000.
  (14) Incorporated herein by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 14, 2000.
  (15) Incorporated herein by reference with the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 13, 2001.
  (16)     See signature page.

Reports on Form 8-K
-------------------

On May 25, 2001, the Company filed a report on Form 8-K to announce the May 11, 2001 sale of the Company's United Kingdom subsidiary, eGames Europe, Ltd., to Greenstreet Software Limited, which filing included Unaudited Pro Forma Consolidated Financial Statements.

On July 26, 2001, the Company filed a report on Form 8-K regarding a press release announcing the Company's preliminary unaudited results for the fiscal fourth quarter and fiscal year ended June 30, 2001.

On November 13, 2001, the Company filed a report on Form 8-K regarding a press release announcing that the Company and Fleet National Bank ("Fleet") entered into an agreement to pay off the outstanding balance owed to Fleet over a twenty-two month period.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGames, Inc.

By:  /s/ Gerald W. Klein
     ---------------------------------------------------------
        Gerald W. Klein, President and Chief Executive Officer

Date: January 25, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 2002          /s/  Gerald W. Klein
      ----------------          --------------------
                                Gerald W. Klein, President and Chief Executive
                                Officer

Date: January 25, 2002          /s/ Thomas W. Murphy
      ----------------          --------------------
                                Thomas W. Murphy, Chief Financial Officer and
                                Chief Accounting Officer


     Each person in so signing also makes, constitutes and appoints Robert M. Aiken, Jr., Chairman of the Board of Directors, and Gerald W. Klein, President and Chief Executive Officer, and each of them severally, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Date: January 25, 2002          /s/  Robert M. Aiken, Jr.
      ----------------          -------------------------
                                Robert M. Aiken, Jr.
                                Chairman of the Board of Directors

Date: January 25, 2002          /s/  Thomas D. Parente
      ----------------          ----------------------
                                Thomas D. Parente
                                Director

Date: January 25, 2002          /s/  Lambert C. Thom
      ----------------          --------------------
                                Lambert C. Thom
                                Director

Date: January 25, 2002          /s/  Gerald W. Klein
      ----------------          --------------------
                                Gerald W. Klein
                                Director