Form 10QSB/A
period 2000-09-30
EGAMES INC
filed 2002-03-26
CIK 948703

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

                                EXPLANATORY NOTE

eGames, Inc. (the "Company") is amending its Form 10-QSB to restate its interim financial statements for the three month period ended and as of September 30, 2000, and has revised its interim financial statements for the three month period ended September 30, 1999 for comparative purposes, to address certain revenue recognition issues. The Company has concluded, based upon receipt of delayed reporting of sell-through results from its food and drug retailers, that it does not have the ability to make reliable estimates of product returns for shipments to food and drug retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists," and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Form 10-QSB/A reflects the sale of the Company's products to its food and drug retailers on a product sell-through basis to the end consumer. The Company previously recognized revenue upon shipment of its products to its customers and recorded an allowance for product returns at the time of shipment. The revenues, product costs and royalty costs relating to product shipments to food and drug retailers have been restated in this Form 10-QSB/A to reflect this change in revenue recognition policy for shipments to food and drug retailers. In addition, net sales associated with product shipments to customers that traditionally have sold PC software products are recognized at the time that title passes to the customer. Such net sales have been restated in this Form 10-QSB/A because the Company determined in fiscal 2001 that certain of such product sales provided that title passed to the customer only upon receipt of the Company's product by the customer, and that, therefore, net sales could only be recognized upon the customer's receipt of such product shipments.

This Form 10-QSB/A includes changes to the (i) Financial Statements and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheet as of September 30, 2000.............   3

         Consolidated Statements of Operations for the three months
             ended September 30, 2000 and 1999 ..........................   4

         Consolidated Statements of Cash Flows for the three months ended
         September 30, 2000 and 1999.....................................   5

         Notes to Consolidated Financial Statements......................   6-9

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................  10-15



Signatures   ............................................................  16

Item 1.  Financial Statements

                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                   September 30,
 ASSETS                                                                 2000
 ------                                                            ------------
 Current assets:
   Cash and cash equivalents                                        $   271,863
   Accounts receivable, net of allowances totaling $1,986,702         2,669,775
   Inventory                                                          2,483,234
   Prepaid royalties and other expenses                                 366,111
   Net current assets of discontinued operation                         339,734
                                                                    -----------
          Total current assets                                        6,130,717

Furniture and equipment, net                                            231,750
Intangibles and other assets, net                                        81,615
Net long term assets of discontinued operation                          240,768
                                                                    -----------
          Total assets                                              $ 6,684,850
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable                                                     $    56,713
   Accounts payable                                                   1,444,503
   Customer advance payments                                          1,008,589
   Revolving credit facility                                            500,000
   Accrued expenses                                                   1,063,149
   Convertible subordinated debt                                        150,000
   Capital lease obligations                                              5,210
                                                                    -----------
          Total current liabilities                                   4,228,164

Note payable, net of current portion                                    105,243
                                                                    -----------
          Total liabilities                                           4,333,407

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
         9,981,875 issued and 9,749,975 outstanding)                  9,134,234
   Additional paid-in capital                                         1,148,550
   Accumulated deficit                                               (7,299,606)
   Treasury stock, at cost - 231,900 shares                            (501,417)
   Accumulated other comprehensive loss                                (130,318)
                                                                    -----------
          Total stockholders' equity                                  2,351,443
                                                                    -----------
          Total liabilities and stockholders' equity                $ 6,684,850
                                                                    ===========



        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three months ended
                                                               September 30,
                                                         --------------------------

                                                             2000           1999
                                                         -----------    -----------
Net sales                                                $ 1,144,874    $ 2,561,636

Cost of sales                                                751,004      1,004,277
                                                         -----------    -----------

Gross profit                                                 393,870      1,557,359

Operating expenses:
    Product development                                      181,147        242,847
    Selling, general and administrative                    1,440,125      1,352,269
                                                         -----------    -----------
        Total operating expenses                           1,621,272      1,595,116
                                                         -----------    -----------

Operating loss                                            (1,227,402)       (37,757)

Interest expense, net                                          7,353          3,710
                                                         -----------    -----------

Loss from continuing operations before income taxes       (1,234,755)       (41,467)

Provision for income taxes                                    27,846         96,000
                                                         -----------    -----------

Loss from continuing operations                           (1,262,601)      (137,467)

Discontinued operation (Note 4):
Income (loss) from discontinued operation, net of
     income tax benefits of $25,025 and $6,705               (21,416)        63,233
                                                         -----------    -----------

Net loss                                                 ($1,284,017)      ($74,234)
                                                         ===========    ===========


Net loss per common share:
       - Basic                                           ($     0.13)   ($     0.01)
                                                         ===========    ===========
       - Diluted                                         ($     0.13)   ($     0.01)
                                                         ===========    ===========


Weighted average common shares outstanding - Basic         9,749,975      9,633,973

Dilutive effect of common stock equivalents                    - 0 -          - 0 -
                                                         -----------    -----------

Weighted average common shares outstanding - Diluted       9,749,975      9,633,973
                                                         ===========    ===========



        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three months ended
                                                                         September 30,
                                                                  ---------------------------
                                                                      2000           1999
                                                                  ------------    -----------
Cash flows from operating activities:
  Net loss                                                        ($ 1,284,017)   ($   74,234)
  Adjustment to reconcile net loss to net cash used
    in operating activities:
  Depreciation, amortization and other non-cash items                   57,740         79,802
  (Income) loss from discontinued operation                             21,416        (63,233)
  Changes in items affecting operations:

           Restricted cash                                               - 0 -         17,560
           Accounts receivable                                        (369,152)    (1,569,790)
           Prepaid royalties and other expenses                       (158,478)       (38,108)
           Inventory                                                  (419,014)      (316,878)
           Accounts payable                                           (544,282)       725,002
           Customer advance payments                                 1,008,589          - 0 -
           Accrued expenses                                            346,456        361,214
                                                                  ------------    -----------
Net cash used in operating activities                               (1,340,742)      (878,665)
                                                                  ------------    -----------

Cash flows from investing activities:
  Purchase of furniture and equipment                                  (10,249)       (29,210)
  Purchase of software rights and other assets                          (1,730)          (245)
                                                                  ------------    -----------
Net cash used in investing activities                                  (11,979)       (29,455)
                                                                  ------------    -----------

Cash flows from financing activities:
  Proceeds from exercise of warrants and options                         - 0 -        110,000
  Proceeds from borrowings under revolving credit facility             750,000          - 0 -
  Repayments of borrowings under revolving credit facility            (250,000)         - 0 -
  Repayments of note payable                                           (12,866)       (11,966)
  Repayments of capital lease obligations                               (1,343)        (1,722)
                                                                  ------------    -----------
Net cash provided by financing activities                              485,791         96,312

Effect of exchange rate changes on cash and cash equivalents            (7,260)         3,148

Net cash provided by discontinued operation                              6,875         44,771
                                                                  ------------    -----------

Net decrease in cash and cash equivalents                             (867,315)      (763,889)

Cash and cash equivalents:
  Beginning of period                                                1,139,178      1,313,853
                                                                  ------------    -----------
  End of period                                                   $    271,863    $   549,964
                                                                  ============    ===========


Supplemental cash flow information:

Cash paid for interest                                            $     14,423    $    11,194
                                                                  ============    ===========

Non cash investing and financing activities:

    Acquisition of furniture and equipment
         through capital leases                                   $     11,550    $    26,809
                                                                  ============    ===========


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

During the first quarter of fiscal 2001, the Company adopted the Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives". Accordingly, net sales amounts for current and prior periods reflect the reclassification of consumer and retailer rebate costs, from selling, general and administrative expenses to net sales.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its previously wholly-owned subsidiary, which due to the sale of this operation in May 2001, the relevant balances and transactions have been presented as a discontinued operation. All inter-company balances and transactions have been eliminated.

Revenue Recognition

Product Sales:
--------------

The Company previously recognized revenue upon shipment of its products to its customers and recorded an allowance for product returns. The Company has concluded, based upon receipt of delayed reporting of sell-through results from its food and drug retailers, which have not historically sold consumer PC software products, that the Company does not have the ability to make reliable estimates of product returns for shipments to food and drug retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists" and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Accordingly, the Company's revenues in fiscal 2001 and 2000 associated with product shipments to food and drug retailers are recognized based on the timing of the actual sell-through of the Company's products to the end consumer at the retail location as reported to the Company from the respective food and drug retailer.

Revenues associated with the Company's product shipments to its customers that traditionally have sold consumer PC software products (i.e., mass merchant retailers or distributors serving such retailers) are recognized at the time title to the inventory passes to these customers, less a historically based provision for anticipated product returns. The Company determined in fiscal 2001 that certain of its product sales to these customers provided that title passed to the customer only upon receipt of the Company's product by the customer and that, therefore, net sales could only be recognized upon the customer's receipt of such product shipments. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sale transaction.

Customers generally have the right to return products purchased from the Company. The Company recognizes product sales to its customers who traditionally have sold consumer PC software products, in accordance with the criteria of SFAS No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay the Company, title of the product transfers to the buyer, the buyer has economic substance apart from the Company, the Company does not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale. While the Company has no other obligations to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

Allowance For Product Returns and Price Markdowns:
--------------------------------------------------

The Company distributes the majority of its products through several third-party distributors and directly to national and regional retailers. The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. For shipments to its customers that have traditionally sold consumer PC software products, the Company records an allowance for returns and markdowns as a reduction of gross sales at the time title of the products pass to the customer. This allowance, which is reflected as a reduction of accounts receivable, is estimated based primarily upon historical experience. During the quarters ended September 30, 2000 and 1999, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were approximately $225,000 and $568,000 or 18% and 18% of related gross shipments, respectively.

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

Prepaid Royalties

Prepaid royalties represent advance payments made to licensors of software and intellectual properties used in the Company's products. Prepaid royalties are expensed at contractual royalty rates based on net product sales.

Marketing and Sales Incentive Costs

Marketing costs for which the Company pays its resellers, such as slotting and advertising fees, are charged to expense as incurred and were approximately $370,000 and $239,000 for the quarters ended September 30, 2000 and 1999, respectively.

Sales incentive costs, such as rebates and coupons, that the Company offers to the retail consumer are recorded as reductions to net sales as incurred and were approximately $108,000 and $45,000 for the quarters ended September 30, 2000 and 1999, respectively.

New Accounting Pronouncements

During the first quarter of fiscal 2001, the Company adopted Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives". Accordingly, net sales amounts for current and prior periods reflect the reclassification of consumer and retailer rebate costs, from selling, general and administrative expenses to net sales.

Additionally, the Company has evaluated its revenue recognition policies based upon Staff Accounting Bulletin 101 "Revenue Recognition" and related amendments and interpretations. Accordingly, the Company determined it should recognize revenues for fiscal 2001 and 2000 associated with product shipments to food and drug retailers based on the timing of the actual product sell-through activity to the end consumer of the Company's products at these retail locations and not at the time the Company ships its products to these food and drug retailers. The Company made this decision following its determination that it was not able to adequately estimate, at time of product shipment, the amount of product returns for product shipments to food and drug retailers. Revenues associated with the Company's product shipments to its customers that traditionally have sold consumer PC software products (such as mass-merchant retailers, or distributors servicing such retailers) are recognized at the time title to these products passes to these customers, less a historically-based provision for anticipated product returns.

The Company is currently evaluating the potential impact of Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs". This pronouncement will become effective by the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of EITF 00-10 to have a significant impact on its results of operations, financial position or cash flows.

2.  Comprehensive Loss

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                    Three Months Ended
                                                      September 30,
                                                   2000            1999
                                               ------------    ------------
Net loss                                       ($ 1,284,017)   ($    74,234)
Other comprehensive income (loss):
  Foreign currency translation adjustment           (61,120)         18,829
                                               ------------    ------------
Comprehensive loss                             ($ 1,345,137)   ($    55,405)
                                               ============    ============

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

4.  Discontinued Operation

On May 11, 2001, the Company sold eGames Europe Limited, its wholly-owned subsidiary located in the United Kingdom, to a non-related third-party. The Company has reflected the relevant activity and account balances for this operation as a discontinued operation within each of the respective financial statements included in this report. The Company received $300,000 in net proceeds, which approximated the discontinued operation's net book value. The net proceeds consisted of: $150,000 in cash provided at closing, $120,000 in a note receivable to be payable in twelve monthly payments of $10,000 each, and $30,000 in cash held in escrow to be released to the Company, pending any unresolved claims, six months following the closing of the sale. The amounts in the accompanying consolidated financial statements and footnotes have been reclassified for all periods presented to give effect to the discontinued operation.

Net sales for the discontinued operation for the quarters ended September 30, 2000 and 1999 were approximately $590,000 and $576,000, respectively. The income
(loss) from the discontinued operation was approximately ($21,000) and $63,000 for the quarters ended September 30, 2000 and 1999, respectively, which amounts were net of income tax benefits of approximately $25,000 and $7,000, respectively.

Included in the Company's Consolidated Balance Sheet for September 30, 2000, were net current assets of discontinued operation totaling approximately $340,000, primarily comprised of accounts receivable, which were partially offset by accounts payable and accrued expenses. Additionally, in the Company's Consolidated Balance Sheet for September 30, 2000 were net long term assets of discontinued operation totaling approximately $241,000, primarily comprised of un-amortized goodwill related to the prior acquisition of this discontinued operation during fiscal 1999 and certain furniture and equipment costs.

5.  Operations by Reportable Segments

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about an enterprise's operating segments and related disclosures about its products, geographic areas and major customers.

Based on the Company's organizational structure and its presentation of the discontinued operation, the Company operates in only one reportable segment, which is publishing interactive entertainment software for personal computers.

6.  Revolving Credit Facility

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility ("new credit facility") with a commercial bank, which expires on October 31, 2001. This new credit facility replaced the $1,500,000 revolving credit facility that it previously had with another commercial bank. Amounts outstanding under this new credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The new credit facility is collateralized by substantially all of the Company's assets. The new credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of
1.50 to 1.00. Additionally, this new credit facility has a minimum effective net worth covenant starting at $3.1 million at June 30, 2000 and increasing by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. As of September 30, 2000, the Company was not in compliance with the minimum effective net worth covenant and the maximum senior debt to effective net worth covenant. This new credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of November 13, 2000, the Company had a $500,000 outstanding balance under this new credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements as of September 30, 2000 include the accounts of eGames, Inc. (the "Company") and its previously wholly-owned subsidiary that is presented as a discontinued operation. Dollar amounts discussed within the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been rounded to the nearest thousand ('000).

Forward-Looking Statements

This Quarterly Report on Form 10-QSB/A and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding the Company's Store-In-A-Store program resulting in the longer-term placement of the Company's products in the food and drug retail channel, which is intended to increase sales volume within this channel and decrease the rate of product returns due to longer product exposure on retailers' product shelves; the level of the Company's international net sales remaining at between 5 % and 10% of the Company's consolidated net sales for the remainder of fiscal 2001; the Company's efforts to increase distribution of its products via the Internet; the payment of certain promotional costs resulting in increased sell-through rates for the Company's products during short-term promotional programs; the ability of the Company's Store-in-a-Store program to reduce promotional expenses, as a percentage of sales, due to more product sales being non-promotional in nature; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the foreseeable future; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance of the Company's Store-in-a-Store program in the food and drug retail channel and the sustainability of the program over time; the ability of the Store-in-a-Store program to secure longer-term shelf space for the Company's products; whether the longer-term placement of the Company's products at retail will result in better sell-through rates and therefore fewer returns from the food and drug retail channel; the market acceptance and successful sell-through results for the Company's products at retail stores and the ability of the Company to accurately estimate sell-through volume when an order is shipped to, or received by, a customer that has traditionally sold PC software; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the Company's ability to continue to implement its Store-in-a-Store program on commercially acceptable terms; the success of the Company's distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission and other documents filed with the Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Three Months Ended September 30, 2000 and 1999

Net Sales

Net sales for the quarter ended September 30, 2000 were $1,145,000 compared to $2,562,000 for the quarter ended September 30, 1999, representing a decrease of $1,417,000 or 55%. The $1,417,000 decrease in net sales was primarily attributable to the Company's decrease in net sales to its North American distribution and retail customers of $1,296,000 and $221,000, respectively. These net sales decreases were partially offset by increases in the Company's net sales to North American food and drug retailers and international customers of $52,000 and $48,000, respectively.

The Company's net sales to North American traditional software distributors decreased by $1,296,000, while net sales to North American traditional software retailers decreased by $221,000. These net sales decreases resulted in large part from industry-wide reductions of PC software inventory levels held by North American software retailers and distributors.

During fiscal 2001, the Company has continued to increase its distribution efforts to North American food and drug retailers, in an attempt to offset some of the previously discussed net sales decreases to its North American traditional software retail and distribution customers. During fiscal 2001, the Company established its first "Store-in-a-Store" entertainment software display sections in approximately 4,000 food and drug retail stores. The establishment of these Store-In-A-Store software display sections within certain national and regional food and drug retail stores is intended to help secure longer-term placement of the Company's products in this retail channel, with the goal of increasing product sell through volume at these food and drug retailers while decreasing the rate of product returns due to longer product exposure on these retailers' product shelves

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the quarter ended September 30, 2000 increased by $48,000 compared to the same period a year ago. As a percentage of net sales, the Company's international net revenues represented 11% and 3% of the Company's net sales for the quarters ended September 30, 2000 and 1999, respectively. The Company anticipates that international net revenues will range from 5% to 10% of the Company's consolidated net sales for the remainder of fiscal 2001.

On May 11, 2001, the Company sold its wholly-owned subsidiary "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By affecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but will earn a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has reflected the net sales activity for this operation as a discontinued operation within the Company's Consolidated Statements of Operations. Net sales for the discontinued operation for the quarters ended September 30, 2000 and 1999 were $590,000 and $576,000, respectively.

During fiscal 2000, the Company completed its transition from publishing shareware-based PC game software titles to publishing full-release PC game software titles. There were no net sales of shareware-based software titles during the quarter ended September 30, 2000 compared to $90,000 of net sales of such titles during the quarter ended September 30, 1999.

The Company has initiated several programs designed to increase the sale of its products over the Internet, including: the roll-out of an improved and expanded website; improvement of its electronic distribution capabilities by further developing and expanding its affiliation with Digital River, a leading distributor of digital software over the Internet; and incorporation of user-friendly on-line functionality into its products. Sales of the Company's products via the Internet for the quarters ended September 30, 2000 and 1999 were $52,000 and $21,000, respectively, or 5% and 1% of the Company's net sales, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the quarters ended September 30, 2000 and 1999, the Company's provision for product returns and price markdowns relating to product shipments to its traditional software customers totaled $225,000 and $568,000, or 18% and 18% of related gross shipments, respectively.

Although the Company has experienced an increase in product shipments to food and drug retailers, the majority of these product shipments have been "promotional" in nature, meaning that the Company's products were merchandised in those retail stores for only six to eight weeks. As a result of this short promotional period, the Company has experienced a higher and more unpredictable rate of product returns from food and drug retailers compared to product return rates from traditional software retailers and distributors where the Company's products typically have a longer period of time to sell through to end consumers.

Cost of Sales

Cost of sales for the quarter ended September 30, 2000 were $751,000 compared to $1,004,000 for the quarter ended September 30, 1999, representing a decrease of $253,000 or 25%. This $253,000 decrease in cost of sales was caused primarily by decreases in product costs and royalty fees of $195,000 and $113,000, respectively, that were associated with the decrease in net product sales. These decreases were partially offset by increased distribution, packaging and reclamation costs of $60,000 largely associated with the Company's product shipments to food and drug retailers. Most of the revenues related to these product shipments have been deferred until such time as product sell-through to the end consumer is reported to the Company by the food and drug retailer. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the quarter ended September 30, 2000 decreased to 34.4% of net sales from 60.8% of net sales for the quarter ended September 30, 1999. This 26.4% decrease in gross profit margin was caused primarily by an increase in product costs of 14.1%, as a percentage of net sales, due largely from the Company's: discounting of sales prices of certain software titles with consumer and retailer discounts and rebates; discounting of sales prices of end-of-life-cycle and time-sensitive legal settlement related products; and sales of newly-developed promotional titles with lower per unit margins. Also negatively impacting the Company's gross profit margin was a 12.2% increase, as a percentage of net sales, in distribution, packaging and reclamation costs, largely associated with the Company's product shipments to food and drug retailers, which related revenues were deferred until such time (if ever) that these products sales to the end consumer are reported to the Company by the food and drug retailer.

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

Selling, general and administrative expenses for the quarter ended September 30, 2000 were $1,440,000 compared to $1,352,000 for the quarter ended September 30, 1999, an increase of $88,000 or 7%. This $88,000 increase was caused primarily by an $85,000 increase in marketing promotional expenses associated primarily with the increase in product shipments to food and drug retailers and the additional costs charged by traditional software retailers and distributors to support sales of the Company's products relating to the increased competition for retail shelf space. These promotional costs incurred with food and drug retailers are intended to increase the sell-through rate of the Company's products during the short-term promotional programs that these retailers offer periodically to their customers, as well as expand the longer-term placement of the Company's products in the food and drug channel through the Company's Store-in-a-Store program. This program is intended to reduce promotional expenses, as a percentage of net sales, due to more product sales having a longer selling period at these retail locations. Additionally, the Company continues to experience higher promotional costs in the traditional software retail channels due to increased competition for shelf space and the related

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expenses charged by retailers and distributors to promote and support sales of the Company's products.

Interest Expense, Net

Net interest expense for the quarter ended September 30, 2000 was $7,000 compared to $4,000 for the quarter ended September 30, 1999, an increase of $3,000. The $3,000 increase was primarily due to the utilization of $500,000 under the revolving credit facility for the quarter ended September 30, 2000.

Provision for Income Taxes

Provision for income taxes for the quarter ended September 30, 2000 was $28,000 compared to $96,000 for the quarter ended September 30, 1999, a decrease of $68,000 or 71%. This $68,000 decrease in the provision for income taxes was primarily due to the $1,193,000 increase in the Company's loss from continuing operations before income taxes for the quarter ended September 30, 2000.

Loss from Continuing Operations

As a result of the various factors discussed above, the Company recognized a $1,263,000 loss from continuing operations for the quarter ended September 30, 2000, compared to a $137,000 loss from continuing operations for the quarter ended September 30, 1999, an increase of $1,126,000 in a loss from continuing operations.

Income (Loss) from Discontinued Operation

The (loss) from discontinued operation for the quarter ended September 30, 2000 was ($21,000), net of a $25,000 income tax benefit, compared to income from discontinued operation for the quarter ended September 30, 1999 of $63,000, net of a $7,000 income tax benefit, resulting in an $84,000 decrease in income from discontinued operation. This $84,000 decrease was caused primarily by a $141,000 increase in operating expenses largely associated with increased marketing promotion costs to support product sales, which was partially offset by increases in gross profit and income tax benefit of $39,000 and $18,000, respectively.

Net loss

As a result of the factors discussed above, net loss increased to $1,284,000 for the quarter ended September 30, 2000 from a net loss of $74,000 for the quarter ended September 30, 1999, an increase in net loss of $1,210,000.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 116,002 for the quarter ended September 30, 2000 to 9,749,975 from 9,633,973 for the quarter ended September 30, 1999. This 116,002 increase in weighted average common shares outstanding was caused primarily by an increase in the number of common stock shares outstanding during the current period. Common stock equivalents ("CSE's") were excluded from the weighted average shares calculations due to their anti-dilutive impact caused by both quarter's net losses.

Liquidity and Capital Resources

As of September 30, 2000, the Company's cash and working capital balances were $272,000 and $1,903,000, respectively, and the Company's total stockholders' equity balance at September 30, 2000 was $2,351,000.

Net cash used in operating activities was $1,341,000 and $879,000 for the quarters ended September 30, 2000 and 1999, respectively. The $1,341,000 in net cash used in operating activities resulted primarily from the Company's net loss of $1,284,000 for the current quarter. Additional items contributing to the $1,341,000 in net cash used in operating activities were increases in accounts receivable of $369,000 and inventory of $419,000 and a $544,000 decrease in accounts payable, which net cash uses were partially offset by cash sources of $1,009,000 in customer advance payments and $346,000 in increased accrued expenses. The $1,009,000 in customer advance payments approximates the amount of customer payments from food and drug retailers that have exceeded the amount of revenue recognized by the Company relating to the actual product sell through of the Company's products to the end consumer reported by food and drug retailers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used in investing activities for the quarters ended September 30, 2000 and 1999 was $12,000 and $29,000, respectively. The $12,000 in net cash used in investing activities resulted from purchases of $10,000 in furniture and equipment and $2,000 in other assets.

Net cash provided by financing activities for the quarters ended September 30, 2000 and 1999 was $486,000 and $96,000, respectively. The $486,000 in net cash provided by financing activities reflects net proceeds from the Company's borrowing of $750,000 under the revolving credit facility, which was partially offset by repayments of this borrowing under the revolving credit facility, note payable and capital lease obligations of $250,000, $13,000 and $1,000, respectively.

Net cash provided by the Company's discontinued operation for the quarters ended September 30, 2000 and 1999 was $7,000 and $45,000, respectively.

As September 30, 2000, the Company had received $1,009,000 in customer payments from certain food and drug retailers for products shipped to such retailers prior to the sale of such products to the end consumer being reported to the Company from these retailers. These payments are recorded as customer advance payments in the Company's Consolidated Balance Sheet until such time that these retailers report to the Company that the products are actually sold to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as product revenue. In the event that the Company receives customer advance payments that ultimately exceed the actual product sell-through of the Company's products to the end consumer at such retailers, the Company would owe these retailers such excess amounts. The Company's management believes that it is highly likely that the ultimate product sell-through of the Company's products will be substantially less than the customer advance payment balances for these food and drug retailers. If these retailers request that the Company repay this liability, it would likely result in a serious liquidity issue for the Company.

On August 9, 2000, the Company entered into a $2,000,000 revolving credit facility ("new credit facility") with a commercial bank, which expires on October 31, 2001. This new credit facility replaced the $1,500,000 revolving credit facility that it previously had with another commercial bank. Amounts outstanding under this new credit facility are charged interest at one-half of one percent above the bank's current prime rate and such interest is due monthly. The new credit facility is collateralized by substantially all of the Company's assets. The new credit facility requires the Company, among other things, to maintain certain financial ratios, such as: a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of
1.50 to 1.00. Additionally, this new credit facility has a minimum effective net worth covenant starting at $3.1 million at June 30, 2000 and increasing by $150,000 quarterly to a $3.7 million requirement at June 30, 2001. As of September 30, 2000, the Company was not in compliance with the minimum effective net worth covenant and the maximum senior debt to effective net worth covenant. This new credit facility was established to provide, among other things, additional working capital to support the Company's anticipated growth. As of November 13, 2000, the Company had a $500,000 outstanding balance under this new credit facility.

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

New Accounting Pronouncements

During the first quarter of fiscal 2001, the Company adopted Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives". Accordingly, net sales amounts for current and prior periods reflect the reclassification of consumer and retailer rebate costs, from selling, general and administrative expenses to net sales.

Additionally, the Company has evaluated its revenue recognition policies based upon Staff Accounting Bulletin 101 "Revenue Recognition" and related amendments and interpretations. Accordingly, the Company determined it should recognize revenues for fiscal 2001 and 2000 associated with product shipments to food and drug retailers based on the timing of the actual product sell-through activity to the end consumer of the Company's products at these retail locations and not at the time the Company ships its products to these food and drug retailers. The Company made this decision following its determination that it was not able to adequately estimate, at time of product shipment, the amount of product returns for product shipments to food and drug retailers. Revenues associated with the Company's product shipments to its customers that traditionally have sold consumer PC software products (such as mass-merchant retailers, or distributors servicing such retailers) are recognized at the time title to these products passes to these customers, less a historically-based provision for anticipated product returns.

The Company is currently evaluating the potential impact of Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs". This pronouncement will become effective by the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of EITF 00-10 to have a significant impact on its results of operations, financial position or cash flows.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: March 26, 2002                    /s/  Gerald W. Klein
      --------------                    --------------------
                                        Gerald W. Klein, President, Chief
                                        Executive Officer and Director


Date: March 26, 2002                    /s/ Thomas W. Murphy
      --------------                    --------------------
                                        Thomas W. Murphy, Chief Financial
                                        Officer and Chief Accounting Officer