Form 10QSB/A
period 2000-12-31
EGAMES INC
filed 2002-03-26
CIK 948703

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

                                EXPLANATORY NOTE

eGames, Inc. (the "Company") is amending its Form 10-QSB to restate its interim financial statements for the three and six month periods ended and as of December 31, 2000, and has revised it interim financial statements for the three and six month periods ended December 31, 1999 for comparative purposes, to address certain revenue recognition issues. The Company has concluded, based upon receipt of delayed reporting of sell-through results from its food and drug retailers, that it does not have the ability to make reliable estimates of product returns for shipments to food and drug retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists," and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Form 10-QSB/A reflects the sale of the Company's products to its food and drug retailers on a product sell-through basis to the end consumer. The Company previously recognized revenue upon shipment of its products to its customers and recorded an allowance for product returns at the time of shipment. The revenues, product costs and royalty costs relating to product shipments to food and drug retailers have been restated in this Form 10-QSB/A to reflect this change in revenue recognition policy for shipments to food and drug retailers. In addition, net sales associated with product shipments to customers that traditionally have sold PC software products are recognized at the time that title passes to the customer. Such net sales have been restated in this Form 10-QSB/A because the Company determined in fiscal 2001 that certain of such product sales provided that title passed to the customer only upon receipt of the Company's product by the customer, and that, therefore, net sales could only be recognized upon the customer's receipt of such product shipments.

This Form 10-QSB/A includes changes to the (i) Financial Statements and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                      INDEX

                                                                           Page
                                                                          ------
Part I.    Financial Information

Item 1.    Financial Statements:

           Consolidated Balance Sheet as of December 31, 2000.............  3

           Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999 .......................  4

           Consolidated Statements of Cash Flows for the six months
           ended December 31, 2000 and 1999...............................  5

           Notes to Consolidated Financial Statements.....................  6-10

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................... 11-19

Signatures ............................................................... 20

Item 1.  Financial Statements

                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                      As of
                                                                   December 31,
ASSETS                                                                 2000
------                                                             ------------
Current assets:
   Cash and cash equivalents                                       $     62,707
   Accounts receivable, net of allowances totaling $2,215,581         2,758,524
   Inventory                                                          4,256,023
   Prepaid royalties and other expenses                                 524,767
   Net current assets of discontinued operation                         530,208
                                                                   ------------
          Total current assets                                        8,132,229

Furniture and equipment, net                                            219,989
Intangibles and other assets, net                                        64,874
Net long term assets of discontinued operation                          224,750
                                                                   ------------
          Total assets                                             $  8,641,842
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable                                                    $     58,480
   Accounts payable                                                   2,989,269
   Customer advance payments                                            926,766
   Revolving credit facility                                          1,050,000
   Accrued expenses                                                   1,215,102
   Deferred revenues                                                     45,000
   Capital lease obligations                                            282,732
                                                                   ------------
          Total current liabilities                                   6,567,349

Note payable, net of current portion                                     89,843
                                                                   ------------
          Total liabilities                                           6,657,192

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
         9,981,875 issued and 9,749,975 outstanding)                  9,134,234
   Additional paid-in capital                                         1,148,550
   Accumulated deficit                                               (7,741,584)
   Treasury stock, at cost - 231,900 shares                            (501,417)
   Accumulated other comprehensive loss                                 (55,133)
                                                                   ------------
          Total stockholders' equity                                  1,984,650
                                                                   ------------
          Total liabilities and stockholders' equity               $  8,641,842
                                                                   ============



        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended             Six months ended
                                                       December 31,                  December 31,
                                               -------------------------      --------------------------
                                                   2000          1999             2000           1999
                                               -------------------------      --------------------------
Net sales                                      $ 2,590,453   $ 3,091,300      $  3,735,327   $ 5,652,936

Cost of sales                                    1,413,188     1,259,498         2,164,192     2,263,775
                                               -----------   -----------      ------------   -----------

Gross profit                                     1,177,265     1,831,802         1,571,135     3,389,161

Operating expenses:
    Product development                            176,325       220,745           357,472       463,592
    Selling, general and administrative          1,548,259     1,526,085         2,988,385     2,878,354
                                               -----------   -----------      ------------   -----------
       Total operating expenses                  1,724,584     1,746,830         3,345,857     3,341,946
                                               -----------   -----------      ------------   -----------

Operating income (loss)                           (547,319)       84,972        (1,774,722)       47,215

Interest expense, net                               23,370         6,197            30,723         9,907
                                               -----------   -----------      ------------   -----------
Income (loss) from continuing operations
   before income taxes                            (570,689)       78,775        (1,805,445)       37,308

Provision (benefit) for income taxes               (39,638)      149,000           (11,792)      245,000
                                               -----------   -----------      ------------   -----------

Loss from continuing operations                   (531,051)      (70,225)       (1,793,653)     (207,692)

Discontinued operation (Note 4):
Income from discontinued operation, net of
income tax provision (benefit) for three
months of $5,357 and $3,106, and for six
months of ($19,668) and ($3,598)                    89,072        97,474          67,656         160,707
                                               -----------   -----------      ------------   -----------

Net Income (loss)                              ($  441,979)  $    27,249      ($ 1,725,997)  ($   46,985)
                                               ===========   ===========      ============   ===========

Net Income (loss) per common share:
       - Basic                                 ($     0.05)  $      0.00      ($      0.18)  $      0.00
                                               ===========   ===========      ============   ===========
       - Diluted                               ($     0.05)  $      0.00      ($     $0.18)  $      0.00
                                               ===========   ===========      ============   ===========

Weighted average common shares
     outstanding - Basic                         9,749,975     9,697,486         9,749,975     9,665,729

Dilutive effect of common stock equivalents          - 0 -       437,493             - 0 -         - 0 -
                                               -----------   -----------      ------------   -----------
Weighted average common shares
      outstanding - Diluted                      9,749,975    10,134,979         9,749,975     9,665,729
                                               ===========   ===========      ============   ===========

        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Six months ended
                                                                           December 31,
                                                                    --------------------------
                                                                       2000           1999
                                                                    -----------    -----------
Cash flows from operating activities:
    Net loss                                                        ($1,725,997)   ($   46,985)
    Adjustment to reconcile net loss to net cash used in
      operating activities:
    Depreciation, amortization and other non-cash items                 118,012        164,313
    Loss from discontinued operation                                    (67,656)      (160,707)
    Changes in items affecting operations:
             Restricted cash                                              - 0 -         17,560
             Accounts receivable                                       (463,019)    (1,001,282)
             Prepaid royalties and other expenses                      (317,439)      (104,953)
             Inventory                                               (1,824,563)      (423,410)
             Accounts payable                                         1,003,555        316,982
             Customer advance payments                                  926,766          - 0 -
             Accrued expenses                                           499,284        826,987
             Deferred revenues                                           45,000          - 0 -
                                                                    -----------    -----------
Net cash used in operating activities                                (1,806,057)      (411,495)
                                                                    -----------    -----------

Cash flows from investing activities:
    Purchase of furniture and equipment                                 (37,248)       (64,686)
    Purchase of software rights and other assets                         (4,980)        (1,225)
                                                                    -----------    -----------
Net cash used in investing activities                                   (42,228)       (65,911)
                                                                    -----------    -----------

Cash flows from financing activities:
    Proceeds from exercise of warrants and options                        - 0 -        247,543
    Proceeds from borrowings under revolving credit facility          2,250,000        250,000
    Repayments of borrowings under revolving credit facility         (1,200,000)      (250,000)
    Repayments of convertible subordinated debt                        (150,000)         - 0 -
    Repayments of note payable                                          (26,500)       (24,078)
    Repayments of capital lease obligations                              (6,342)        (2,552)
                                                                    -----------    -----------
Net cash provided by financing activities                               867,158        220,913

Effect of exchange rate changes on cash and cash equivalents             (3,630)         1,798

Net cash used in discontinued operation                                 (91,714)      (200,502)
                                                                    -----------    -----------
Net decrease in cash and cash equivalents                            (1,076,471)      (455,197)

Cash and cash equivalents:
   Beginning of period                                                1,139,178      1,313,853
                                                                    -----------    -----------
   End of period                                                    $    62,707    $   858,656
                                                                    ===========    ===========
Supplemental cash flow information:

Cash paid for interest                                              $    39,411    $    20,722
                                                                    ===========    ===========

Cash paid for income taxes                                          $     - 0 -    $   236,000
                                                                    ===========    ===========
Non cash investing and financing activities:

    Acquisition of furniture, equipment and other current assets
         through capital leases                                     $   294,070    $    26,809
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

Allowance For Product Returns and Price Markdowns:
--------------------------------------------------

The Company distributes the majority of its products through several third-party distributors and directly to national and regional retailers. The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. For shipments to its customers that have traditionally sold consumer PC software products, the Company records an allowance for returns and markdowns as a reduction of gross sales at the time title of the products pass to the customer. This allowance, which is reflected as a reduction of accounts receivable, is estimated based primarily upon historical experience. During the quarters ended December 31, 2000 and 1999, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were approximately $862,000 and $473,000 or 42% and 17% of related gross shipments, respectively. During the six months ended December 31, 2000 and 1999, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were approximately $1,087,000 and $1,041,000 or 33% and 17% of related gross shipments, respectively.

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

Marketing and Sales Incentive Costs

Marketing costs for which the Company pays its resellers, such as slotting and advertising fees, are charged to expense as incurred and were approximately $402,000 and $365,000 for the quarters ended December 31, 2000 and 1999, respectively and were approximately $772,000 and $604,000 for the six months ended December 31, 2000 and 1999, respectively.

Sales incentive costs, such as rebates and coupons, that the Company offers to the retail consumer are recorded as reductions to net sales as incurred and were approximately $205,000 and $317,000 for the quarters ended December 31, 2000 and 1999, respectively and were approximately $313,000 and $362,000 for the six months ended December 31, 2000 and 1999, respectively.

Permanent Racking and Fixture Costs

The Company has included the costs of all long-term racking and fixtures already shipped to retail stores for use in its Store-In-A-Store ("SIAS") program within the Balance Sheet classification of "Prepaid royalties and other expenses". The Company expenses these costs over a one-year period from the date the racks are placed into use at retail locations. As of December 31, 2000, the Company had $184,000 of these costs reflected in the "Prepaid royalties and other expenses" section of its Balance Sheet. Any costs relating to permanent racking and fixtures not yet in use at retail locations are classified in the inventory section of the Company's Balance Sheet, and as of December 31, 2000 these costs amounted to $109,000.

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

2.  Comprehensive Income (Loss)

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                Three Months Ended              Six Months Ended
                                                    December 31,                  December 31,
                                             -------------------------      -------------------------
                                                 2000          1999             2000          1999
                                             -----------   -----------      -----------   -----------
Net income (loss)                            ($  441,979)  $    27,249      ($1,725,997)  ($   46,985)
Other comprehensive income (loss):
   Foreign currency translation adjustment        75,185        (8,778)          14,065        10,051
                                             -----------   -----------      -----------   -----------
Comprehensive income (loss)                  ($  366,794)  $    18,471      ($1,711,932)  ($   36,934)
                                             ===========   ===========      ===========   ===========


3.  Common Stock

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

Net sales for the discontinued operation for the quarters ended December 31, 2000 and 1999 were approximately $768,000 and $612,000, respectively and for the six months ended December 31, 2000 and 1999 were $1,359,000 and $1,189,000, respectively.

The income from the discontinued operation was approximately $89,000 and $97,000 for the quarters ended December 31, 2000 and 1999, respectively, which amounts were net of income tax provisions of approximately $5,000 and $3,000, respectively. The income from the discontinued operation was approximately $68,000 and $161,000 for the six months ended December 31, 2000 and 1999, respectively, which amounts were net of income tax benefits of approximately $20,000 and $4,000, respectively.

Included in the Company's Consolidated Balance Sheet for December 31, 2000, were net current assets of discontinued operation totaling approximately $530,000, primarily comprised of accounts receivable, which was partially offset by accounts payable and accrued expenses. Additionally, in the Company's Consolidated Balance Sheet for December 31, 2000 were net long term assets of discontinued operation totaling approximately $225,000, primarily comprised of un-amortized goodwill related to the prior acquisition of this discontinued operation during fiscal 1999 and certain furniture and equipment costs.

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

As of December 31, 2000, the Company was not in compliance with the maximum senior debt to effective net worth ratio and minimum effective net worth covenants. The bank has waived the Company's non-compliance with these covenants at December 31, 2000. The Company believes that it will continue to be in non-compliance with the already identified covenants through June 30, 2001 and is currently working with its bank on a mutually agreeable resolution to the non-compliance issue. As of February 12, 2001, the Company had a $950,000 outstanding balance under this credit facility and continued to have full access to the remaining balance available under this $2,000,000 credit facility.

7.  Liquidity

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB/A and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding the Company's Store-In-A-Store program resulting in the longer-term placement of the Company's products in the food and drug retail channel, which is intended to increase sales volume within this channel and decrease the rate of product returns due to longer product exposure on retailers' product shelves; the level of the Company's international net sales remaining at between 5 % and 10% of the Company's consolidated net sales for the remainder of fiscal 2001; the Company's efforts to increase distribution of its products via the Internet; the Company's intention to reduce the use of outside professional service vendors in order to continue to cut future operating expenses; the transition of the Company's international product distribution to a licensing model, and the ability of this new model to earn a royalty for the Company; the possibility of customer advance payments exceeding the actual product sell-through at retail stores, and the resulting requirement that the Company be required to repay these retailers; the sufficiency of the Company's cash and working capital balances to fund the Company's operations; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance of the Company's Store-in-a-Store program in the food and drug retail channel and the sustainability of the program over time; the ability of the Store-in-a-Store program to secure longer-term shelf space for the Company's products; whether the longer-term placement of the Company's products at retail will result in better sell-through rates and therefore fewer returns from the food and drug retail channel; the market acceptance and successful sell-through results for the Company's products at retail stores and the ability of the Company to accurately estimate sell-through volume when an order is shipped to, or received by, a customer that has traditionally sold PC software; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the Company's ability to reduce outside professional vendors costs; the success of the Company's international product distribution to earn a royalty for the Company and the ability of licensors to pay the Company such royalties; the success of the Company's distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission and other documents filed with the Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Three Months Ended December 31, 2000 and 1999

Net Sales

Net sales for the quarter ended December 31, 2000 were $2,590,000 compared to $3,091,000 for the quarter ended December 31, 1999, representing a decrease of approximately $501,000 or 16%. The $501,000 decrease in net sales was primarily attributable to the Company's decrease in net sales to its North American traditional software distributors and retailers of $1,212,000 and a decrease in net sales to international customers of $6,000. These net sales decreases were partially offset by an increase in the Company's net sales to North American food and drug retailers of $717,000.

The Company's net sales to North American traditional software distributors and retailers decreased by $1,212,000. These net sales decreases resulted in large part from industry-wide reductions of PC software inventory levels held by North American software retailers and distributors. Market factors that negatively affected net sales to the North American traditional consumer software retailers included: distribution partners reducing their inventories by decreasing their replenishment orders for the Company's products; increased competition in the value-priced segment of the consumer software marketplace as several major software publishers initiated price cuts on previously higher-priced products; overall slower sales of PC game software in traditional retail software channels; and, certain office superstores reducing their selection of value-priced consumer software products, requiring the Company to increase its return provisions for the three months ended December 31, 2000.

The Company's net sales to North American food and drug retailers increased by $717,000 compared to the same quarter a year ago. During fiscal 2001, the Company has continued to increase its distribution efforts to North American food and drug retailers, in an attempt to offset some of the previously discussed net sales decreases to its North American traditional software retail and distribution customers. During fiscal 2001, the Company established its first "Store-in-a-Store" entertainment software display sections in approximately 4,000 food and drug retail stores. The establishment of these Store-In-A-Store software display sections within certain national and regional food and drug retail stores is intended to help secure longer-term placement of the Company's products in this retail channel, with the goal of increasing product sell through volume at these food and drug retailers while decreasing the rate of product returns due to longer product exposure on the retailers' product shelves.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the quarter ended December 31, 2000 decreased by $6,000 compared to the same period a year ago. As a percentage of net sales, the Company's international net revenues represented approximately 6% and 5% of the Company's net sales for the quarters ended December 31, 2000 and 1999, respectively. The Company anticipates that international net revenues will range from 5% to 10% of the Company's consolidated net sales for the remainder of fiscal 2001.

On May 11, 2001, the Company sold its wholly-owned subsidiary "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By affecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but will earn a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has reflected the net sales activity for this operation as a discontinued operation within the Company's Consolidated Statements of Operations. Net sales for the discontinued operation for the quarters ended December 31, 2000 and 1999 were $768,000 and $612,000, respectively.

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into cross-promotional agreements with larger, high-profile companies to offer coupons for discounts for the Company's products on websites and in newsletters; continual improvements and updates to its website and electronic distribution capabilities; and incorporation of optional, user-friendly on-line functionality into its products. Net sales of the Company's products via the Internet for the quarters ended December 31, 2000 and 1999 were $43,000 and $37,000, respectively, or approximately 2% and 1% of the Company's net sales, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the quarters ended December 31, 2000 and 1999, the Company's provisions for product returns and price markdowns relating to product shipments to its traditional software customers totaled approximately $862,000 and $473,000, or 42% and 17% of related gross shipments, respectively. This $389,000 increase in the provision for product returns and price markdowns relating to product shipments to its traditional software customers was primarily associated with the Company's office superstore customers that returned products in connection with their transition away from value-priced casual gaming software titles.

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

Cost of Sales

Cost of sales for the quarter ended December 31, 2000 were $1,413,000 compared to $1,259,000 for the quarter ended December 31, 1999, representing an increase of $154,000 or 12%. This $154,000 increase in cost of sales was caused primarily by a $215,000 increase in the provision for inventory obsolescence primarily caused by the discontinuance of various end of lifecycle products and the scrapping of unsold, date-sensitive consumer income tax software that the Company distributed to many of its food and drug retailers, and a $110,000 increase in the Company's distribution, packaging and reclamation costs largely associated with the Company's product shipments to food and drug retailers. Most of the revenues related to product shipments to food and drug retailers have been deferred until such time as product sell through to the end consumer is reported to the Company by the food and drug retailer. These costs of sales increases were partially offset by decreases in product costs and royalty costs of $149,000 and $22,000, respectively, primarily related to the decrease in the Company's net sales for the quarter ended December 31, 2000. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the quarter ended December 31, 2000 decreased to 45.4% of net sales from 59.3% of net sales for the quarter ended December 31, 1999. This 13.9% decrease in gross profit margin was caused primarily by an increase in provision for inventory obsolescence of 8.4%, as a percentage of net sales, primarily caused by the discontinuance of various end of lifecycle products and the scrapping of unsold date-sensitive consumer income tax software that the Company distributed to many of its food and drug retailers, a 5.3% increase, as a percentage of net sales, in the Company's distribution, packaging and reclamation costs largely associated with certain revenues being deferred until such time (if ever) that these products sales to the end consumer are reported to the Company by the food and drug retailer, and a 4.5% increase, as a percentage of net sales, in product costs related to sales of third-party publisher software titles. These decreases to the Company's gross profit margin were partially offset by a 4.8% decrease in the product costs associated with the sales of Company published software titles.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, general and administrative expenses for the quarter ended December 31, 2000 were approximately $1,549,000 compared to approximately $1,526,000 for the quarter ended December 31, 1999, an increase of approximately $23,000 or 2%. This $23,000 increase was caused primarily by increases in salary related costs and bad debt expense of $80,000 and $55,000, respectively, which costs increases were partially offset by decreases in public corporation expense and professional service expense of $75,000 and $45,000, respectively. The $80,000 increase in salary related expense was primarily related to increase sales and marketing resources needed to support the growing number of customer accounts being serviced by the Company. The $55,000 increase in bad debt expense was necessary as certain of the Company's customers have begun to show some potential weakness in being able to repay their outstanding receivable balance with the Company.

In January 2001, the Company effected a 25% reduction in its workforce in order to save an estimated $150,000 in salary and related expenses per quarter. The Company is also reducing its utilization of outside professional service vendors in order to continue to cut operating expenses going forward.

Interest Expense, Net

Net interest expense for the quarter ended December 31, 2000 was approximately $23,000 compared to approximately $6,000 for the quarter ended December 31, 1999, an increase of approximately $17,000. The $17,000 increase was primarily due to the increased utilization of the revolving credit facility for the quarter ended December 31, 2000 compared to the same period a year earlier.

Provision (Benefit) for Income Taxes

(Benefit) for income taxes for the quarter ended December 31, 2000 was ($40,000) compared to a provision for income taxes of $149,000 for the quarter ended December 31, 1999, a decrease in the provision for income taxes of $189,000. This $189,000 decrease in the provision for income taxes was primarily due to the $649,000 increase in the Company's loss from continuing operations before income taxes for the quarter ended December 31, 2000.

Loss from Continuing Operations

As a result of the various factors discussed above, the Company recognized a $531,000 loss from continuing operations for the quarter ended December 31, 2000, compared to a $70,000 loss from continuing operations for the quarter ended December 31, 1999, an increase of $461,000 in losses from continuing operations.

Income from Discontinued Operation

Income from discontinued operation for the quarter ended December 31, 2000 was $89,000, net of a $5,000 income tax provision, compared to income from discontinued operation for the quarter ended December 31, 1999 of $97,000, net of a $3,000 income tax provision, resulting in an $8,000 decrease in income from discontinued operation. This $8,000 decrease was caused by increases in operating expenses and provision for income taxes of $6,000 and $2,000, respectively.

Net Income (loss)

As a result of the factors discussed above, net (loss) increased to ($442,000) for the quarter ended December 31, 2000 from net income of $27,000 for the quarter ended December 31, 1999, a decrease in profitability of $469,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Six Months Ended December 31, 2000 and 1999

Net Sales

Net sales for the six months ended December 31, 2000 were $3,735,000 compared to $5,653,000 for the six months ended December 31, 1999, representing a decrease of $1,918,000 or 34%. The $1,918,000 decrease in net sales was primarily attributable to the Company's decrease in net sales to its North American traditional software distributors and retailers of $2,729,000, which net sales decrease was partially offset by net sales increases to North American food and drug retailers of $769,000 and to international customers of $42,000.

The Company's net sales to North American traditional software distributors and retailers decreased by $2,729,000 during the six months ended December 31, 2000 compared to the same period a year ago. This decrease resulted in large part from industry-wide reductions of PC software inventory levels held by North American software retailers and distributors.

The Company's net sales to North American food and drug retailers increased by $769,000 during the six months ended December 31, 2000 compared to the same period a year ago. As discussed above, during fiscal 2001, the Company has continued to increase its distribution efforts to North American food and drug retailers, in an attempt to offset some of the previously discussed net sales decreases to its North American traditional software retail and distribution customers.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the six months ended December 31, 2000 increased by $42,000 compared to the same period a year ago. As a percentage of net sales, the Company's international net revenues represented approximately 7% and 4% of the Company's net sales for the six months ended December 31, 2000 and 1999, respectively. The Company anticipates that international net revenues will range from 5% to 10% of the Company's consolidated net sales for the remainder of fiscal 2001.

On May 11, 2001, the Company sold its wholly-owned subsidiary "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By affecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but will earn a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has reflected the net sales activity for this operation as a discontinued operation within the Company's Consolidated Statements of Operations. Net sales for the discontinued operation for the six months ended December 31, 2000 and 1999 were $1,359,000 and $1,189,000, respectively.

Net sales of the Company's products via the Internet for the six months ended December 31, 2000 and 1999 were $95,000 and $58,000, respectively, or approximately 3% and 1% of the Company's net sales, respectively.

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the six months ended December 31, 2000 and 1999, the Company's provision for product returns and price markdowns relating to product shipments to its traditional software customers totaled approximately $1,087,000 and $1,041,000, or 33% and 17% of related gross shipments, respectively. This $46,000 increase in the provision for product returns and price markdowns relating to product shipments to its traditional software customers was primarily associated with the Company's office superstore customers that returned products in connection with their transition away from value-priced casual gaming software titles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of Sales

Cost of sales for the six months ended December 31, 2000 were $2,164,000 compared to $2,264,000 for the six months ended December 31, 1999, representing a decrease of $100,000 or 4%. This $100,000 decrease in cost of sales was caused primarily by decreases in product costs and royalty costs of $342,000 and $137,000, respectively, which largely related to the decrease in the Company's net sales for the six months ended December 31, 2000. These costs of sales decreases were partially offset by a $209,000 increase in the provision for inventory obsolescence primarily caused by the discontinuance of various end of lifecycle products and the scrapping of unsold date-sensitive consumer income tax software that the Company distributed to many of its food and drug retailers, and a $170,000 increase in the Company's distribution, packaging and reclamation costs largely associated with the Company's product shipments to food and drug retailers. Certain revenues related to these product shipments have been deferred until such time as product sell through to the end consumer is reported to the Company by the food and drug retailer. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the six months ended December 31, 2000 decreased to 42.1% of net sales from 60.0% of net sales for the six months ended December 31, 1999. This 17.9% decrease in gross profit margin was caused primarily by an increase in provision for inventory obsolescence of 6.1%, as a percentage of net sales, due to the discontinuance of various end of lifecycle products and the scrapping of unsold date-sensitive consumer income tax software that the Company distributed to many of its food and drug retailers, a 7.3% increase, as a percentage of net sales, in the Company's distribution, packaging and reclamation costs largely as a result of certain revenues being deferred until such time (if ever) that these products sales to the end consumer are reported to the Company by the food and drug retailer, and a 3.6% increase, as a percentage of net sales, in product costs associated with the sales of third-party publisher software titles.

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

Selling, general and administrative expenses for the six months ended December 31, 2000 were approximately $2,988,000 compared to approximately $2,878,000 for the six months ended December 31, 1999, an increase of approximately $110,000 or 4%. This $110,000 increase was caused primarily by increases in marketing promotion costs, salary related costs and bad debt expense of $168,000, $98,000 and $41,000, respectively, which cost increases were partially offset by decreases in public corporation expense of $148,000 and in depreciation and amortization expense of $44,000. The $168,000 increase in marketing promotion costs was associated with the Company's increased distribution efforts with food and drug retailers and the additional costs charged by traditional software retailers and distributors to support sales of the Company's products relating to the increased competition for retail shelf space. The $98,000 increase in salary related expense was primarily related to additional sales and marketing resources needed to support the growing number of customer accounts being serviced by the Company. The $41,000 increase in bad debt expense was necessary as certain of the Company's customers have begun to show some potential weakness in being able to repay their outstanding receivable balance with the Company.

Interest Expense, Net

Net interest expense for the six months ended December 31, 2000 was $31,000 compared to $10,000 for the six months ended December 31, 1999, an increase of $21,000. The $21,000 increase was primarily due to the increased utilization of the revolving credit facility for the six months ended December 31, 2000 compared to the same period a year earlier.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision (Benefit) for Income Taxes

(Benefit) for income taxes for the six months ended December 31, 2000 was approximately ($12,000) compared to a provision for income taxes of approximately $245,000 for the six months ended December 31, 1999, a decrease in the provision for income taxes of approximately $257,000. This $257,000 decrease in the provision for income taxes was primarily due to the $1,843,000 increase in the Company's loss from continuing operations before income taxes for the six months ended December 31, 2000.

Loss from Continuing Operations

As a result of the various factors discussed above, the Company recognized a $1,794,000 loss from continuing operations for the six months ended December 31, 2000, compared to a $208,000 loss from continuing operations for the six months ended December 31, 1999, an increase of $1,586,000 in losses from continuing operations.

Income from Discontinued Operation

Income from discontinued operation for the six months ended December 31, 2000 was $68,000, net of a $20,000 income tax benefit, compared to income from discontinued operation for the six months ended December 31, 1999 of $161,000, net of a $4,000 income tax benefit, resulting in a $93,000 decrease in income from discontinued operation. This $93,000 decrease in income from discontinued operation was caused primarily by an increase in operating expenses of $149,000 largely associated with increased marketing promotion costs to support product sales. This increase in operating expenses was partially offset by increases of $40,000 in gross profit and $16,000 in income tax benefit.

Net loss

As a result of the factors discussed above, net loss increased to $1,726,000 for the six months ended December 31, 2000 from net loss of approximately $47,000 for the six months ended December 31, 1999, a decrease in profitability of $1,679,000.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 84,246 for the six months ended December 31, 2000 to 9,749,975 from 9,665,729 for the six months ended December 31, 1999. This 84,246 increase in weighted average common shares outstanding was caused primarily by an increase in the number of common shares outstanding during the six months ended December 31, 2000. Common stock equivalents ("CSE's") were excluded from the weighted average shares calculations due to their anti-dilutive impact caused by the net losses for both six-month periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of December 31, 2000, the Company's cash and working capital balances were $63,000 and $1,565,000, respectively, and the Company's total stockholders' equity balance at December 31, 2000 was $1,985,000.

Net cash used in operating activities was $1,806,000 and $411,000 for the six months ended December 31, 2000 and 1999, respectively. The $1,806,000 in net cash used in operating activities resulted primarily from the Company's net loss of $1,726,000. Additional items contributing to the $1,806,000 in net cash used in operating activities were increases in inventory, accounts receivable and prepaid expenses of $1,825,000, $463,000 and $317,000, respectively. These net cash uses were partially offset by cash sources of $1,004,000 in increased accounts payable, $927,000 in increased customer advance payments, $499,000 in increased accrued expenses, $118,000 in depreciation, amortization and other non-cash items and $45,000 in increased deferred revenues. The $927,000 in customer advance payments approximates the amount of customer payments from food and drug retailers that have exceeded the amount of revenue recognized by the Company relating to the actual product sell through of the Company's products to the end consumer reported by food and drug retailers.

Net cash used in investing activities for the six months ended December 31, 2000 and 1999 were $42,000 and $66,000, respectively. The $42,000 in net cash used in investing activities resulted from purchases of $37,000 in furniture and equipment and $5,000 in other assets.

Net cash provided by financing activities for the six months ended December 31, 2000 and 1999 were $867,000 and $221,000, respectively. The $867,000 in net cash provided by financing activities reflects net proceeds from the Company's borrowing under the revolving credit facility of $2,250,000, which was partially offset by repayments of the borrowing under the revolving credit facility, convertible subordinated debt, note payable and capital lease obligations of $1,200,000, $150,000, $27,000 and $6,000, respectively.

Net cash used in the Company's discontinued operation for the six months ended December 31, 2000 and 1999 was $92,000 and $201,000, respectively. The $92,000 in net cash used in the Company's discontinued operation resulted primarily from $90,000 in net cash used in operating activities.

As December 31, 2000, the Company had received $927,000 in customer payments from certain food and drug retailers for products shipped to such retailers prior to the sale of such products to the end consumer being reported to the Company from these retailers. These payments are recorded as customer advance payments in the Company's Consolidated Balance Sheet until such time that these retailers report to the Company that the products are actually sold to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as product revenue. In the event that the Company receives customer advance payments that ultimately exceed the actual product sell-through of the Company's products to the end consumer at such retailers, the Company would owe these retailers such excess amounts. The Company's management believes that it is highly likely that the ultimate product sell-through of the Company's products will be substantially less than the customer advance payment balances for these food and drug retailers. If these retailers request that the Company repay this liability, it would likely result in a serious liquidity issue for the Company.

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