Form 10QSB/A
period 2001-03-31
EGAMES INC
filed 2002-03-26
CIK 948703

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

                                EXPLANATORY NOTE

eGames, Inc. (the "Company") is amending its Form 10-QSB to restate its interim financial statements for the three and nine month periods ended and as of March 31, 2001, and has revised its interim financial statements for the three and nine month periods ended March 31, 2000 for comparative purposes, to address certain revenue recognition issues. The Company has concluded, based upon receipt of delayed reporting of sell-through results from its food and drug retailers, that it does not have the ability to make reliable estimates of product returns for shipments to food and drug retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists," and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Form 10-QSB/A reflects the sale of the Company's products to its food and drug retailers on a product sell-through basis to the end consumer. The Company previously recognized revenue upon shipment of its products to its customers and recorded an allowance for product returns at the time of shipment. The revenues, product costs and royalty costs relating to product shipments to food and drug retailers have been restated in this Form 10-QSB/A to reflect this change in revenue recognition policy for shipments to food and drug retailers. In addition, net sales associated with product shipments to customers that traditionally have sold PC software products are recognized at the time that title passes to the customer. Such net sales have been restated in this Form 10-QSB/A because the Company determined in fiscal 2001 that certain of such product sales provided that title passed to the customer only upon receipt of the Company's product by the customer, and that, therefore, net sales could only be recognized upon the customer's receipt of such product shipments.

This Form 10-QSB/A includes changes to the (i) Financial Statements and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                      INDEX

                                                                         Page
                                                                         ----
Part I.      Financial Information

Item 1.      Financial Statements:

             Consolidated Balance Sheet as of March 31, 2001...........    3

             Consolidated Statements of Operations for the three
             and nine months ended March 31, 2001 and 2000 ............    4

             Consolidated Statements of Cash Flows for the nine
             months ended March 31, 2001 and 2000 .....................    5

             Notes to Consolidated Financial Statements................   6-10

Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................  11-20

Signatures   ..........................................................    21

Item 1.  Financial Statements

                                  eGames, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                     March 31,
ASSETS                                                                  2001
------                                                              ------------
Current assets:
   Cash and cash equivalents                                        $   115,981
   Accounts receivable, net of allowances totaling $1,601,560         2,554,488
   Inventory                                                          3,741,945
   Prepaid royalties and other expenses                                 525,700
   Net current assets of discontinued operation                         169,021
                                                                    -----------
          Total current assets                                        7,107,135

Furniture and equipment, net                                            180,188
Intangibles and other assets, net                                        44,781
Net long term assets of discontinued operation                          206,296
                                                                    -----------
          Total assets                                              $ 7,538,400
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable                                                     $    60,616
   Accounts payable                                                   2,367,649
   Customer advance payments                                          1,576,670
   Revolving credit facility                                          1,000,000
   Accrued expenses                                                   1,048,695
   Capital lease obligations                                            206,607
                                                                    -----------
          Total current liabilities                                   6,260,237

Note payable, net of current portion                                     73,564
                                                                    -----------
          Total liabilities                                           6,333,801

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
         9,981,875 issued and 9,749,975 outstanding)                  9,134,234
   Additional paid-in capital                                         1,155,479
   Accumulated deficit                                               (8,509,708)
   Treasury stock, at cost - 231,900 shares                            (501,417)
   Accumulated other comprehensive loss                                 (73,989)
                                                                    -----------
          Total stockholders' equity                                  1,204,599
                                                                    -----------
          Total liabilities and stockholders' equity                $ 7,538,400
                                                                    ===========




        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three months ended                Nine months ended
                                                           March 31,                        March 31,
                                                  --------------------------       --------------------------
                                                      2001           2000              2001           2000
                                                  -----------    -----------       --------------------------
Net sales                                         $ 2,691,479    $ 2,326,311       $ 6,426,806    $ 7,979,247

Cost of sales                                       1,721,775        926,776         3,885,967      3,190,551
                                                  -----------    -----------       -----------    -----------

Gross profit                                          969,704      1,399,535         2,540,839      4,788,696

Operating expenses:
    Product development                               194,973        201,479           552,445        665,071
    Selling, general and administrative             1,435,967      1,240,211         4,424,350      4,118,565
                                                  -----------    -----------       -----------    -----------
        Total operating expenses                    1,630,940      1,441,690         4,976,795      4,783,636
                                                  -----------    -----------       -----------    -----------

Operating income (loss)                              (661,236)       (42,155)       (2,435,956)         5,060

Interest expense, net                                  33,376          1,703            64,099         11,610
                                                  -----------    -----------       -----------    -----------

Income (loss) from continuing
operations before income taxes                      (694,612)        (43,858)       (2,500,055)        (6,550)

Provision (benefit) for income taxes                  (27,307)      (149,793)          (39,099)        95,207
                                                  -----------    -----------       -----------    -----------

Loss from continuing operations                    (667,305)         105,935        (2,460,956)      (101,757)

Discontinued operation (Note 4):
Income (loss) from discontinued operation,
net of income tax provision (benefit) for
three months of $312 and ($13,312), and for
nine months of ($19,356) and ($16,911)               (100,822)        67,667           (33,166)       228,374
                                                  -----------    -----------       -----------    -----------

Net Income (loss)                                 ($  768,127)   $   173,602       ($2,494,122)   $   126,617
                                                  ===========    ===========       ===========    ===========

Net Income (loss) per common share:
       - Basic                                    ($     0.08)   $      0.02       ($     0.26)   $      0.01
                                                  ============   ===========       ===========    ===========
       - Diluted                                  ($     0.08)   $      0.02       ($     0.26)   $      0.01
                                                  ===========    ===========       ===========    ===========

Weighted average common shares
     outstanding - Basic                            9,749,975      9,745,820         9,749,975      9,692,426

Dilutive effect of common stock equivalents             - 0 -         50,744             - 0 -        422,848
                                                  -----------    -----------       -----------    -----------
Weighted average common shares
     outstanding - Diluted                          9,749,975      9,796,564         9,749,975     10,115,274
                                                  ===========    ===========       ===========    ===========

        See accompanying notes to the consolidated financial statements.

                                  eGames, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine months ended
                                                                             March 31,
                                                                   --------------------------
                                                                       2001          2000
                                                                   -----------    -----------
Cash flows from operating activities:
    Net Income (loss)                                              ($2,494,122)   $   126,617
    Adjustment to reconcile net income (loss) to net cash
         used in operating activities:
    Depreciation, amortization and other non-cash items                176,912        251,981
    (Income) loss from discontinued operation                           33,166       (228,374)
    Changes in items affecting operations:
             Restricted cash                                             - 0 -         17,560
             Accounts receivable                                      (253,866)      (734,448)
             Prepaid royalties and other expenses                     (318,070)      (172,763)
             Inventory                                              (1,364,180)      (990,885)
             Accounts payable                                          378,863        642,110
             Customer advance payments                               1,576,670          - 0 -
             Accrued expenses                                          339,469         57,314
                                                                   -----------    -----------
Net cash used in operating activities                               (1,925,158)    (1,030,888)
                                                                   -----------    -----------

Cash flows from investing activities:
    Purchase of furniture and equipment                                (37,916)      (172,388)
    Purchase of software rights and other assets                        (4,980)       (16,225)
                                                                   -----------    -----------
Net cash used in investing activities                                  (42,896)      (188,613)
                                                                   -----------    -----------

Cash flows from financing activities:
    Proceeds from exercise of warrants and options                       - 0 -        259,345
    Proceeds from borrowings under revolving credit facility         3,650,000        750,000
    Repayments of borrowings under revolving credit facility        (2,650,000)      (250,000)
    Repayments of convertible subordinated debt                       (150,000)         - 0 -
    Repayments of note payable                                         (40,641)       (37,118)
    Repayments of capital lease obligations                            (82,324)        (4,252)
                                                                   -----------    -----------
Net cash provided by financing activities                              727,035        717,975

Effect of exchange rate changes on cash and cash equivalents           (12,099)           899

Net cash provided by (used in) discontinued operation                  229,921       (211,935)
                                                                   -----------    -----------
Net decrease in cash and cash equivalents                           (1,023,197)      (712,562)

Cash and cash equivalents:
   Beginning of period                                               1,139,178      1,313,853
                                                                   -----------    -----------
   End of period                                                   $   115,981    $   601,291
                                                                   ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                             $    76,458    $    20,722
                                                                   ===========    ===========
Cash paid for income taxes                                         $     - 0 -    $   236,000
                                                                   ===========    ===========
Non cash investing and financing activities:

    Acquisition of furniture, equipment and other current assets
         through capital leases                                    $   298,921    $     - 0 -
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

Allowance For Product Returns and Price Markdowns:
--------------------------------------------------

The Company distributes the majority of its products through several third-party distributors and directly to national and regional retailers. The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. For shipments to its customers that have traditionally sold consumer PC software products, the Company records an allowance for returns and markdowns as a reduction of gross sales at the time title of the products pass to the customer. This allowance, which is reflected as a reduction of accounts receivable, is estimated based primarily upon historical experience. During the quarters ended March 31, 2001 and 2000, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were approximately $382,000 and $373,000 or 24% and 16% of related gross shipments, respectively. During the nine months ended March 31, 2001 and 2000, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were approximately $1,469,000 and $1,414,000 or 30% and 16% of related gross shipments, respectively.

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

Marketing and Sales Incentive Costs

Marketing costs for which the Company pays its resellers, such as slotting and advertising fees, are charged to expense as incurred and were approximately $295,000 and $186,000 for the quarters ended March 31, 2001 and 2000, respectively and were approximately $1,067,000 and $790,000 for the nine months ended March 31, 2001 and 2000, respectively.

Sales incentive costs, such as rebates and coupons, that the Company offers to the retail consumer are recorded as reductions to net sales as incurred and were approximately $172,000 and $149,000 for the quarters ended March 31, 2001 and 2000, respectively and were approximately $485,000 and $511,000 for the nine months ended March 31, 2001 and 2000, respectively.

Permanent Racking and Fixture Costs

The Company has included the costs of all long-term racking and fixtures already shipped to retail stores for use in its Store-In-A-Store ("SIAS") program within the Balance Sheet classification of "Prepaid royalties and other expenses". The Company expenses these costs over a one-year period from the date the racks are placed into use at retail locations. As of March 31, 2001, the Company had $109,000 of these costs reflected in the "Prepaid royalties and other expenses" section of its Balance Sheet. Any costs relating to permanent racking and fixtures not yet in use at retail locations are classified in the inventory section of the Company's Balance Sheet, and as of March 31, 2001 these costs amounted to $167,000.

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

2.  Comprehensive Income (Loss)

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                  Three Months Ended              Nine Months Ended
                                                       March 31,                      March 31,
                                               ------------------------      -------------------------
                                                  2001            2000           2001           2000
                                               ----------    ----------      -----------    ----------
Net income (loss)                               ($768,127)   $  173,602      ($2,494,122)   $  126,617
Other comprehensive income (loss):
   Foreign currency translation adjustment        (18,856)       (8,649)          (4,791)        1,402
                                               ----------    ----------      ------------   ----------
Comprehensive income (loss)                     ($786,983)   $  164,953      ($2,498,913)   $  128,019
                                               ==========    ==========      ===========    ==========

3.  Delisting of Common Stock

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

Net sales for the discontinued operation for the quarters ended March 31, 2001 and 2000 were approximately $373,000 and $568,000, respectively and for the nine months ended March 31, 2001 and 2000 were $1,732,000 and $1,757,000, respectively.

Net income (loss) from the discontinued operation was approximately ($101,000) and $68,000 for the quarters ended March 31, 2001 and 2000, respectively, which amounts were net of income tax benefits of approximately zero and $13,000, respectively. Net income (loss) from the discontinued operation was approximately ($33,000) and $228,000 for the nine months ended March 31, 2001 and 2000, respectively, which amounts were net of income tax benefits of approximately $19,000 and $17,000, respectively.

Included in the Company's Consolidated Balance Sheet for March 31, 2001, were net current assets of discontinued operation totaling approximately $169,000, primarily comprised of accounts receivable, which was partially offset by accounts payable and accrued expenses. Additionally, in the Company's Consolidated Balance Sheet for March 31, 2001 were net long term assets of discontinued operation totaling approximately $206,000, primarily comprised of un-amortized goodwill related to the prior acquisition of this discontinued operation during fiscal 1999 and certain furniture and equipment costs.

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

As of March 31, 2001, the Company was not in compliance with these covenants. The bank has waived the Company's non-compliance with these covenants at March 31, 2001. The Company believes that it will continue to be in non-compliance with the already identified covenants through June 30, 2001 and is currently working with its bank on a mutually agreeable resolution to the non-compliance issue. As of May 11, 2001, the Company had a $1,000,000 outstanding balance under this credit facility and has not been notified that it does not continue to have full access to the remaining balance available under this $2,000,000 credit facility.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB/A and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding the Company's Store-In-A-Store program resulting in the longer-term placement of the Company's products in the food and drug retail channel, which is intended to increase sales volume within this channel and decrease the rate of product returns due to longer product exposure on retailers' product shelves; the Company's intent to continue working towards increasing sales to promotional customers by marketing its "Branded Browser" concept to retailers, the promotional industry and national brand manufacturers; the level of the Company's international net sales remaining at between 5 % and 10% of the Company's consolidated net sales for the remainder of fiscal 2001; the transition of the Company's international product distribution to a licensing model, and the ability of this new model to earn a royalty for the Company; the Company's efforts to increase distribution of its products via the Internet; the Company's intention to reduce the use of outside professional service vendors in order to continue to cut future operating expenses; the Company's efforts to work towards improving gross profit margins in the Store-in-a-Store program by entering into licensing and replication arrangements with third-party publishers; the Company's belief that it will continue to realize lower gross profits margins during the remainder of fiscal 2001 due to the continued purchase of third-party publisher finished goods for the Store-in-a-Store program; the possibility of customer advance payments exceeding the actual product sell-through at retail stores, and the resulting requirement that the Company be required to repay these retailers; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the foreseeable future; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance of the Company's Store-in-a-Store program in the food and drug retail channel and the sustainability of the program over time; the ability of the Store-in-a-Store program to secure longer-term shelf space for the Company's products; whether the longer-term placement of the Company's products at retail will result in better sell-through rates and therefore fewer returns from the food and drug retail channel; the market acceptance and successful sell-through results for the Company's products at retail stores and the ability of the Company to accurately estimate sell-through volume when an order is shipped to, or received by, a customer that has traditionally sold PC software; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the Company's ability to sell its "Branded Browser" concept to retailers, national brand manufacturers and/or promotional customers on commercially viable terms; the Company's ability to reduce outside professional vendors costs; the success of the Company's international product distribution to earn a royalty for the Company and the ability of licensors to pay the Company such royalties; the Company's ability to enter into licensing arrangements with third-party software publishers on commercially viable terms; the likelihood of licensing arrangements with third-party software publishers resulting in higher gross profit margins; the success of the Company's distribution strategy, including its ability to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of adequate shelf space for the Company's products in major retail chain stores; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission and other documents filed with the Commission.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Net Sales

Net sales for the quarter ended March 31, 2001 were $2,691,000 compared to $2,326,000 for the quarter ended March 31, 2000, representing an increase of $365,000 or 16%. The $365,000 increase in net sales was primarily attributable to the Company's net sales increase to North American food and drug retailers of $953,000 and its $225,000 net sales increase to promotional customers. These increases were partially offset by the decrease in the Company's net sales to North American traditional software distributors and retailers of $709,000 and the Company's decrease in net sales to international customers of $104,000.

The $709,000 decrease in the Company's net sales to North American traditional software distributors and retailers resulted in large part from industry-wide reductions of PC software inventory levels held by North American software retailers and distributors. Market factors that negatively affected net sales to the North American traditional consumer software retailers included: distribution partners reducing their inventories by decreasing their replenishment orders for the Company's products; increased competition in the value-priced segment of the consumer software marketplace as several major software publishers continued to offer price discounts on previously higher-priced products; overall slower sales of PC game software in traditional retail software channels; and, certain office superstores reducing their selection of value-priced consumer software products.

The Company's net sales to North American food and drug retailers increased by $953,000 compared to the same quarter a year ago. During fiscal 2001, the Company has continued to increase its distribution efforts to North American food and drug retailers, in an attempt to offset some of the previously discussed net sales decreases to its North American traditional software retail and distribution customers. During fiscal 2001, the Company established its first "Store-in-a-Store" entertainment software display sections in approximately 4,000 food and drug retail stores. The establishment of these Store-In-A-Store software display sections within certain national and regional food and drug retail stores is intended to help secure longer-term placement of the Company's products in this retail channel, with the goal of increasing product sell through volume at these food and drug retailers while decreasing the rate of product returns due to longer product exposure on the retailers' product shelves.

The Company's net sales to promotional customers for the quarter ended March 31, 2001 were $225,000 compared to no such sales for the same quarter last year. The Company intends to continue working towards increasing sales in this category as the Company is marketing its "Branded Browser" concept to retailers, the promotional industry and national brand manufacturers.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the quarter ended March 31, 2001 decreased by $104,000 compared to the same period a year ago. As a percentage of net sales, the Company's international net revenues represented approximately 3% and 8% of the Company's net sales for the quarters ended March 31, 2001 and 2000, respectively. The Company anticipates that international net revenues will range from 5% to 10% of the Company's consolidated net sales for the remainder of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 11, 2001, the Company sold its wholly-owned subsidiary "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By affecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but will earn a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has presented the net sales activity for this operation as a discontinued operation within the Company's Consolidated Statements of Operations. Net sales for the discontinued operation for the quarters ended March 31, 2001 and 2000 were $373,000 and $568,000, respectively.

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into cross-promotional agreements with larger, high-profile companies to offer coupons for discounts for the Company's products on websites and in newsletters; continual improvements and updates to its website and electronic distribution capabilities; and incorporation of optional, user-friendly on-line functionality into its products. The Company's net sales of its products via the Internet for the quarter ended March 31, 2001 decreased by approximately $16,000 compared to a year ago. As a percentage of net sales, the Company's net sales of its products via the Internet represented approximately 2% and 3% of the Company's net sales for the quarters ended March 31, 2001 and 2000, respectively.

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the quarters ended March 31, 2001 and 2000, the Company's provisions for product returns and price markdowns relating to product shipments to retail customers where software has traditionally been sold totaled $382,000 and $373,000, or 24% and 16% of related gross shipments, respectively.

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

Cost of Sales

Cost of sales for the quarter ended March 31, 2001 were $1,722,000 compared to $927,000 for the quarter ended March 31, 2000, representing an increase of $795,000 or 86%. This $795,000 increase in cost of sales was caused primarily by increases in: product costs related to sales of lower margin third-party publisher titles of $365,000, product costs for sales of lower margin customized PC software titles of $165,000, royalty fees of $116,000, reclamation costs of $57,000 and freight costs of $52,000. The product costs related to sales of third-party publisher software titles usually have a higher per unit cost to acquire than software titles published by the Company. In general, the cost for the Company to acquire software content has continued to rise as the competition to obtain higher quality entertainment software has driven these costs up. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the quarter ended March 31, 2001 decreased to 36.0% of net sales from 60.0% of net sales for the quarter ended March 31, 2000. This 24.0% decrease in gross profit margin was caused primarily by increases, as a percentage of net sales, of: 13.5% in product costs related to sales of lower margin third-party publisher software titles, 6.1% in product costs for sales of lower margin customized PC software titles, and 5.8% in distribution, packaging and reclamation costs. These decreases to the Company's gross profit margin were partially offset by a 2.0% decrease in the product costs associated with the sales of Company-published software titles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in distribution, packaging and reclamation costs was largely associated with increased distribution efforts to support: the Company's sales to food and drug retailers as part of its Store-In-A-Store distribution strategy and more complicated store level distribution requirements by certain direct retail customers. In general, the cost for the Company to acquire software content has continued to rise as the competition to obtain higher quality entertainment software has increased these costs.

Operating Expenses

Product development expenses for the quarter ended March 31, 2001 were $195,000 compared to $201,000 for the quarter ended March 31, 2000, a decrease of $6,000 or 3%. This decrease was caused primarily by a decrease in travel related costs associated with development projects in the prior year's quarter.

Selling, general and administrative expenses for the quarter ended March 31, 2001 were $1,436,000 compared to $1,240,000 for the quarter ended March 31, 2000, an increase of $196,000 or 16%. This $196,000 increase in selling, general and administrative expenses was caused primarily by increases in salary related costs, litigation costs and marketing promotional costs of $130,000, $110,000 and $109,000, respectively, which increases were partially offset by decreases in public corporation expenses, consultant expenses, and depreciation and amortization expenses of $72,000, $56,000 and $32,000, respectively. The $130,000 increase in salary related costs was primarily related to a $103,000 bonus expense reversal, which occurred in the prior year's quarter and to a $27,000 increase in the current year's quarter's commissions paid to independent sales representatives.

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

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2001 was $33,000 compared to approximately $2,000 for the quarter ended March 31, 2000, an increase of $31,000. The $31,000 increase was primarily due to the increased utilization of the revolving credit facility for the quarter ended March 31, 2001 compared to the same period a year earlier.

Benefit for Income Taxes

Benefit for income taxes for the quarter ended March 31, 2001 was $27,000 compared to a benefit for income taxes of $150,000 for the quarter ended March 31, 2000, a decrease of $123,000. This $123,000 decrease in the benefit for income taxes was primarily due to the impact of the Company's estimate of its taxable income for the fiscal year.

Loss from Continuing Operations

As a result of the various factors discussed above, the Company recognized a $667,000 loss from continuing operations for the quarter ended March 31, 2001, compared to $106,000 in income from continuing operations for the quarter ended March 31, 2000, an increase of $773,000 in losses from continuing operations.

Income (Loss) from Discontinued Operation

(Loss) from discontinued operation for the quarter ended March 31, 2001 was ($101,000), net of a minimal income tax provision, compared to income from discontinued operation for the quarter ended March 31, 2000 of $68,000, net of a $13,000 income tax benefit, resulting in a $169,000 decrease in income from discontinued operation. This $169,000 decrease in income from discontinued operation was caused primarily by a $128,000 decrease in gross profit in addition to increases in operating expenses and provision for income taxes of $25,000 and $13,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income (loss)

As a result of the factors discussed above, net (loss) increased to ($768,000) for the quarter ended March 31, 2001 from net income of $174,000 for the quarter ended March 31, 2000, an increase in net loss of $942,000.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 46,589 for the quarter ended March 31, 2001 to 9,749,975 from 9,796,564 for the quarter ended March 31, 2000. This 46,589 decrease in weighted average common shares outstanding was caused primarily by a decrease in common stock equivalents resulting from the Company's recording of a net loss for the quarter ended March 31, 2001. Such common stock equivalents were excluded from the diluted shares calculation, because their inclusion would have had an anti-dilutive effect.

Results of Operations

Nine Months Ended March 31, 2001 and 2000

Net Sales

Net sales for the nine months ended March 31, 2001 were approximately $6,427,000 compared to $7,979,000 for the nine months ended March 31, 2000, representing a decrease of approximately $1,552,000 or 19%. The $1,552,000 decrease in net sales was primarily attributable to a decrease in net sales to the Company's North American traditional software distributors and retailers of $3,424,000 and to international customers of $62,000, which net sales decreases were partially offset by increases in net sales to North American food and drug retailers of $1,709,000 and promotional customers of $225,000.

The $3,424,000 decrease in net sales to North American traditional software distributors and retailers resulted primarily from industry-wide reductions of PC software inventory levels held by North American software retailers and distributors. Market factors that negatively affected net sales to the North American traditional consumer software retailers included: distribution partners reducing their inventories by decreasing their replenishment orders for the Company's products; increased competition in the value-priced segment of the consumer software marketplace as several major software publishers initiated price cuts on previously higher-priced products and overall slower sales of PC game software in traditional retail software channels; and, certain office superstores reducing their selection of value-priced consumer software products.

The Company's net sales to North American food and drug retailers increased by $1,709,000 compared to the same period a year ago. During fiscal 2001, the Company has continued to increase its distribution efforts to North American food and drug retailers, in an attempt to offset some of the previously discussed net sales decreases to its North American traditional software retail and distribution customers.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the nine months ended March 31, 2001 decreased by approximately $62,000 compared to the same period a year ago. As a percentage of net sales, the Company's international net revenues represented approximately 5% of the Company's net sales for the nine months ended March 31, 2001 and 2000, respectively.

On May 11, 2001, the Company sold its wholly-owned subsidiary "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By affecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but will earn a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has presented the net sales activity for this operation as a discontinued operation within the Company's Consolidated Statements of Operations. Net sales for the discontinued operation for the nine months ended March 31, 2001 and 2000 were $1,732,000 and $1,757,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's net sales of its products via the Internet for the nine months ended March 31, 2001 remained at the same level compared to a year earlier. As a percentage of net sales, the Company's net sales of its products via the Internet represented approximately 2% and 1% of the Company's net sales for the nine months ended March 31, 2001 and 2000, respectively.

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the nine months ended March 31, 2001 and 2000, the Company's provisions for product returns and price markdowns relating to product shipments to its traditional software customers totaled approximately $1,469,000 and $1,414,000, or 30% and 16% of related gross shipments, respectively. This $55,000 increase in the provision for product returns and price markdowns relating to product shipments to its traditional software customers was primarily associated with the Company's office superstore customers that returned products in connection with their transition away from value-priced casual gaming software titles.

Cost of Sales

Cost of sales for the nine months ended March 31, 2001 were approximately $3,886,000 compared to approximately $3,191,000 for the nine months ended March 31, 2000, representing an increase of approximately $695,000 or 22%. This $695,000 increase in cost of sales was caused primarily by increases in product costs associated with increased sales of lower margin third-party publisher software titles of $576,000 and sales of lower margin customized PC software titles of $165,000. Additionally, other cost of sales increase included: provision for inventory obsolescence of $146,000, reclamation costs of $107,000 and freight costs of $104,000. These cost of sales increases were partially offset by a $438,000 decrease in product costs associated with decreased sales of Company-published software titles.

Gross Profit Margin

The Company's gross profit margin for the nine months ended March 31, 2001 decreased to 39.5% of net sales from 60.0% of net sales for the nine months ended March 31, 2000. This 20.5% decrease in gross profit margin was caused primarily by increases in product costs associated with the sales of third-party publisher software titles and sales of customized PC software titles, as a percentage of net sales, of 9.0% and 2.6%, respectively. The Company earns smaller profit margins on third-party publisher software titles and customized PC software titles than on PC software titles that the Company has traditionally published. Additionally, other decreases to the Company's gross profit margin were costs increases, as a percentage of net sales, of: 5.7% in distribution, packaging and reclamation costs, 2.5% in provision for inventory obsolescence, and 1.4% in royalty fees. These decreases to the Company's gross profit margin were partially offset by a 0.7% decrease in the product cost associated with the sales of Company published software titles.

The increase in distribution, packaging and reclamation costs was largely associated with increased distribution efforts to support: the Company's sales to food and drug retailers as part of its Store-In-A-Store distribution strategy and more complicated store level distribution requirements by certain direct retail customers. The increase in provision for inventory obsolescence was largely associated with product discontinuances throughout the current fiscal year for end-of-life-cycle products. The cost for the Company to acquire software content has continued to rise as the competition to obtain higher quality entertainment software has driven these costs up, which has contributed to the Company's increased royalty rates for Company-developed software titles and third-party publisher software titles.

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

Selling, general and administrative expenses for the nine months ended March 31, 2001 were $4,424,000 compared to $4,119,000 for the nine months ended March 31, 2000, an increase of $305,000 or 7%. This $305,000 increase in selling, general and administrative expenses was caused primarily by increases in salary related costs, litigation costs and marketing promotional costs of $228,000, $125,000 and $277,000, respectively, which increases were partially offset by decreases in public corporation expenses, consultant expenses and depreciation and amortization costs of $219,000, $59,000 and $75,000, respectively. The $228,000 increase in salary related costs was primarily related to the nine months of employment costs for fiscal 2001 associated with certain personnel that were hired during the latter portion of fiscal 2000 and the early portion of fiscal 2001.

Interest Expense, Net

Net interest expense for the nine months ended March 31, 2001 was $64,000 compared to $12,000 for the nine months ended March 31, 2000, an increase of $52,000. The $52,000 increase was primarily due to the increased utilization of the revolving credit facility during the nine months ended March 31, 2001.

Provision (Benefit) for Income Taxes

The recorded (benefit) for income taxes for the nine months ended March 31, 2001 was ($39,000) compared to a provision for income taxes of $95,000 for the nine months ended March 31, 2000, a decrease in the provision for income taxes of $134,000. This $134,000 decrease in the provision for income taxes was primarily due to the impact of the Company's estimate of its taxable income for the fiscal year.

Loss from Continuing Operations

As a result of the various factors discussed above, the Company recognized a $2,461,000 loss from continuing operations for the nine months ended March 31, 2001, compared to a $102,000 loss from continuing operations for the nine months ended March 31, 2000, an increase of $2,359,000 in losses from continuing operations.

Income (Loss) from Discontinued Operation

(Loss) from discontinued operation for the nine months ended March 31, 2001 was approximately ($33,000), net of a $19,000 income tax benefit, compared to income from discontinued operation for the nine months ended March 31, 2000 of $228,000, net of a $17,000 income tax benefit, resulting in a $261,000 decrease in income from discontinued operation. This $261,000 decrease in income from discontinued operation was caused primarily by an increase in operating expenses of $175,000 largely associated with increased marketing promotion costs to support product sales and an $88,000 decrease in gross profit, which were partially offset by a $2,000 increase in income tax benefit.

Net Income (Loss)

As a result of the various factors discussed above, the Company recorded a net
(loss) of ($2,494,000) for the nine months ended March 31, 2001 compared to net income of $127,000 for the nine months ended March 31, 2000, a decrease in profitability of $2,621,000.

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

Liquidity and Capital Resources

As of March 31, 2001, the Company's cash and working capital balances were $116,000 and $847,000 respectively, and the Company's total stockholders' equity balance at March 31, 2001 was $1,205,000.

Net cash used in operating activities was approximately $1,925,000 and $1,031,000 for the nine months ended March 31, 2001 and 2000, respectively. The $1,925,000 in net cash used in operating activities resulted primarily from the Company's net loss of $2,494,000, in addition to other cash uses from increases in inventory, prepaid expenses and accounts receivable of $1,364,000, $318,000 and $254,000, respectively. These cash uses were partially offset by cash sources from increases in: customer advance payments, accounts payable and accrued expenses of $1,577,000, $379,000 and $339,000, respectively. Additionally, for the nine months ended March 31, 2001, depreciation, amortization and other non-cash items totaled $177,000.

The $1,364,000 increase in inventory is primarily associated with the Company's product shipments to food and drug retailers that have not been reported to the Company by the retailer as being sold through to the end consumer. The $318,000 increase in prepaid expenses primarily resulted from royalty payments made to the Company's software developers for product shipments to food and drug retailers that have not yet sold through to the end consumer and so the Company has not yet recognized revenue on these shipments. The $254,000 increase in accounts receivable resulted primarily from slower cash collections from the Company's customers.

The $1,577,000 in customer advance payments approximates the amount of customer payments from food and drug retailers that have exceeded the amount of revenue recognized by the Company relating to the actual product sell- through of the Company's products to the end consumer reported by food and drug retailers. The $379,000 increase in accounts payable resulted primarily from the increased cost of purchasing third-party publisher software titles for distribution in the Company's Store-In-A-Store program to food and drug retailers.

Net cash used in investing activities was approximately $43,000 and $189,000 for the nine months ended March 31, 2001 and 2000, respectively. The $43,000 in net cash used in investing activities resulted primarily from $38,000 in purchases of furniture and equipment and from $5,000 in purchases of software rights and other assets.

Net cash provided by financing activities for the nine months ended March 31, 2001 and 2000 was $727,000 and $718,000, respectively. The $727,000 in net cash provided by financing activities reflects net proceeds from the Company's borrowing of $3,650,000 under the revolving credit facility, which borrowing was partially offset by repayments of the borrowing under the revolving credit facility, convertible subordinated debt, note payable and capital lease obligations of $2,650,000, $150,000, $41,000 and $82,000, respectively.

Net cash provided by (used in) the Company's discontinued operation for the nine months ended March 31, 2001 and 2000 were approximately $230,000 and ($212,000), respectively. The $230,000 in net cash provided by the Company's discontinued operation resulted primarily from $242,000 in net cash provided by operating activities and $13,000 in net cash provided by investing activities, which cash sources were partially offset by approximately $25,000 in net cash used in financing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2001, the Company had received approximately $1,577,000 in customer payments from certain food and drug retailers for products shipped to such retailers prior to the sale of such products to the end consumer being reported to the Company from these retailers. These payments are recorded as customer advance payments in the Company's Consolidated Balance Sheet until such time that these retailers report to the Company that the products are actually sold to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as product revenue. In the event that the Company receives customer advance payments that ultimately exceed the actual product sell-through of the Company's products to the end consumer at such retailers, the Company would owe these retailers such excess amounts. The Company's management believes that it is highly likely that the ultimate product sell-through of the Company's products will be substantially less than the customer advance payment balances for these food and drug retailers. If these retailers request that the Company repay this liability, it would likely result in a serious liquidity issue for the Company.

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

As of March 31, 2001, the Company was not in compliance with these covenants. The bank has waived the Company's non-compliance with the covenants of this credit facility at March 31, 2001. The Company believes that it will continue to be in non-compliance with the already identified covenants through June 30, 2001 and is working with its bank on a mutually agreeable resolution to the non-compliance issue. As of May 11, 2001, the Company had a $1,000,000 outstanding balance under this credit facility and had not been notified that it did not continue to have full access to the remaining balance available under this $2,000,000 credit facility.

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