Form 10QSB
period 2001-09-30
EGAMES INC
filed 2002-03-29
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of common stock, no par value per share, as of March 22, 2002.

Transitional Small Business Disclosure Format (check one):  Yes (  )  No ( X )

                                      INDEX


                                                                        Page
                                                                        ----
Part I.        Financial Information

Item 1.        Financial Statements:

               Balance Sheet as of September 30, 2001................     3

               Statements of Operations for the three months
                   ended September 30, 2001 and 2000 ................     4

               Statements of Cash Flows for the three months ended
                   September 30, 2001 and 2000.......................     5

               Notes to Financial Statements.........................    6-9

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..............   10-15

               Risk Factors..........................................   16-21

Part II        Other Information

Item 6.        Exhibits and Reports on Form 8-K......................    22

Exhibit Index  ......................................................    22

Exhibits       ......................................................    22

Signatures     ......................................................    23

Item 1.  Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                      As of
                                                                   September 30,
ASSETS                                                                 2001
------                                                             -------------
Current assets:
   Cash and cash equivalents                                       $   310,143
   Restricted cash                                                      30,000
   Accounts receivable, net of allowances totaling $1,485,509          819,664
   Inventory                                                         3,030,202
   Prepaid royalties and other expenses                                458,750
   Note receivable                                                      80,000
                                                                   -----------
          Total current assets                                       4,728,759

Furniture and equipment, net                                           137,807
Intangibles and other assets, net                                       20,862
                                                                   -----------
          Total assets                                             $ 4,887,428
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------
Current liabilities:
   Note payable                                                    $    64,355
   Accounts payable                                                    910,516
   Customer advance payments                                         2,873,848
   Bank debt                                                           770,000
   Accrued expenses                                                  1,622,151
   Trade notes payable                                                 433,451
   Capital lease obligations                                            40,580
                                                                   -----------
          Total current liabilities                                  6,714,901

Bank debt, net of current portion                                      630,000
Note payable, net of current portion                                    40,214
                                                                   -----------
          Total liabilities                                          7,385,115

Stockholders' deficit:
   Common stock, no par value (40,000,000 shares authorized;
         10,221,237 issued and 9,989,337 outstanding)                9,179,827
   Additional paid-in capital                                        1,155,479
   Accumulated deficit                                             (12,331,576)
   Treasury stock, at cost - 231,900 shares                           (501,417)
                                                                   -----------
          Total stockholders' deficit                               (2,497,687)
                                                                   -----------
          Total liabilities and stockholders' deficit              $ 4,887,428
                                                                   ===========




               See accompanying notes to the financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                      Three months ended
                                                                         September 30,
                                                                  --------------------------
                                                                      2001           2000
                                                                  -----------    -----------
Net sales                                                         $ 1,587,554    $ 1,144,874

Cost of sales                                                         957,819        751,004
                                                                  -----------    -----------

Gross profit                                                          629,735        393,870

Operating expenses:
    Product development                                               130,097        181,147
    Selling, general and administrative                               851,329      1,440,125
                                                                  -----------    -----------
        Total operating expenses                                      981,426      1,621,272
                                                                  -----------    -----------

Operating loss                                                       (351,691)    (1,227,402)

Interest expense, net                                                  30,351          7,353
                                                                  -----------    -----------

Loss from continuing operations before income taxes                  (382,042)    (1,234,755)

Provision for income taxes                                                800         27,846
                                                                  -----------    -----------
Loss from continuing operations                                      (382,842)    (1,262,601)

Discontinued operation (Note 4):
Income (loss) from discontinued operation, net of a $25,025
   income tax benefit for the quarter ended September 30, 2000          - 0 -        (21,416)
                                                                  -----------    -----------

Net loss                                                          ($  382,842)   ($1,284,017)
                                                                  ===========    ===========

Net loss per common share:
       - Basic                                                    ($     0.04)   ($     0.13)
                                                                  ===========    ===========
       - Diluted                                                  ($     0.04)   ($     0.13)
                                                                  ===========    ===========


Weighted average common shares outstanding - Basic                  9,989,337      9,749,975

Dilutive effect of common stock equivalents                             - 0 -          - 0 -
                                                                   -----------    -----------
Weighted average common shares outstanding - Diluted                9,989,337      9,749,975
                                                                  ===========    ===========


               See accompanying notes to the financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Three months ended
                                                                            September 30,
                                                                     --------------------------
                                                                        2001           2000
                                                                     -----------    -----------
 Cash flows from operating activities:
    Net loss                                                         ($  382,842)   ($1,284,017)
    Adjustment to reconcile net loss to net cash
         provided by (used in) operating activities:
    Depreciation, amortization and other non-cash items                   35,534         57,740
    Provision for sales returns, price markdowns and bad debt            262,831        383,114
    Provision for inventory obsolescence                                  96,032         27,400
    Sell-through of prior year customer advance payments                (126,586)         - 0 -
    Loss from discontinued operation                                       - 0 -         21,416
    Changes in items affecting operations:
             Accounts receivable                                         462,382       (752,266)
             Prepaid royalties and other expenses                       (198,567)      (158,478)
             Inventory                                                   441,620       (446,414)
             Accounts payable                                           (838,259)      (544,282)
             Customer advance payments                                  (484,979)     1,008,589
             Accrued expenses                                            912,865        346,456
                                                                     -----------    -----------
Net cash provided by (used in) operating activities                      180,031     (1,340,742)
                                                                     -----------    -----------

Cash flows from investing activities:
    Purchase of furniture and equipment                                  (10,260)       (10,249)
    Purchase of software rights and other assets                           - 0 -         (1,730)
                                                                     -----------    -----------
Net cash used in investing activities                                    (10,260)       (11,979)
                                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from credit facility/bank debt                              280,000        750,000
    Repayments of credit facility/bank debt                              (80,000)      (250,000)
    Proceeds from note receivable                                         30,000          - 0 -
    Repayments of trade notes payable                                    (50,629)         - 0 -
    Repayments of note payable                                           (15,132)       (12,866)
    Repayments of capital lease obligations                              (49,604)        (1,343)
                                                                     -----------    -----------
Net cash provided by financing activities                                114,635        485,791

Effect of exchange rate changes on cash and cash equivalents               - 0 -         (7,260)

Net cash provided by discontinued operation                                - 0 -          6,875
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     284,406       (867,315)

Cash and cash equivalents:
   Beginning of period                                                    25,737      1,139,178
                                                                     -----------    -----------
   End of period                                                     $   310,143    $   271,863
                                                                     ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                               $    32,372    $    14,423
                                                                     ===========    ===========
Non cash investing and financing activities:

    Conversion of selected accounts payable to trade notes payable   $   484,080    $     - 0 -
                                                                     ===========    ===========
    Acquisition of furniture, equipment through capital leases       $     - 0 -    $    11,550
                                                                     ===========    ===========

               See accompanying notes to the financial statements.

                                  eGames, Inc.

Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2001 should be read in conjunction with the accompanying statements. These statements include all adjustments the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

Consolidation

The financial statements include the accounts of the Company and its previously wholly-owned subsidiary, which due to the sale of this operation in May 2001, the relevant transactions have been presented as a discontinued operation for the comparative prior period. All inter-company transactions have been eliminated for that period.

Revenue Recognition

Product Sales:
--------------

The Company has concluded, based upon receipt of delayed reporting of sell-through results from its food and drug retailers, which have not historically sold consumer PC software products, that it does not have the ability to make reliable estimates of product returns for shipments to food and drug retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists" and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Accordingly, the Company's revenues associated with product shipments to food and drug retailers are recognized based on the timing of the actual sell-through of the Company's products to the end consumer at the retail location as reported to the Company from the respective food and drug retailer.

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

Allowance For Product Returns and Price Markdowns:
--------------------------------------------------

The Company distributes the majority of its products through several third-party distributors and directly to national and regional retailers. The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. For shipments to its customers that have traditionally sold consumer PC software products, the Company records an allowance for returns and markdowns as a reduction of gross sales at the time title of the products pass to the customer. This allowance, which is reflected as a reduction of accounts receivable, is estimated based primarily upon historical experience. During the quarters ended September 30, 2001 and 2000, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were approximately $175,000 and $225,000 or 15% and 18% of related gross shipments, respectively.

Customer Advance Payments

Although the Company recognizes revenue from food and drug retailers based on the timing of the actual sell-through of the Company's products to the end consumer, the Company may receive payments from these food and drug retailers in advance of such products being sold to the end consumer. These payments are recorded as customer advance payments in the Company's Balance Sheet until such time as the products are actually sold through to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as revenue. In the event that the Company receives customer advance payments that ultimately exceed the actual product sell-through of the Company's products to the end consumer at such retailers, the Company would owe these retailers such excess amounts.

Prepaid Royalties

Prepaid royalties represent advance payments made to licensors of software and intellectual properties used in the Company's products. Prepaid royalties are expensed at contractual royalty rates based on net product sales.

Marketing and Sales Incentive Costs

Marketing costs for which the Company pays its resellers, such as slotting and advertising fees, are charged to expense as incurred and were approximately $118,000 and $370,000 for the quarters ended September 30, 2001 and 2000, respectively.

Sales incentive costs, such as rebates and coupons, that the Company offers to the retail consumer are recorded as reductions to net sales as incurred and were approximately $97,000 and $108,000 for the quarters ended September 30, 2001 and 2000, respectively.

New Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

2.  Comprehensive Loss

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                     Three Months Ended
                                                        September 30,
                                                    2001            2000
                                                -----------     -----------
Net loss                                        ($  382,842)    ($1,284,017)
Other comprehensive income (loss):
  Foreign currency translation adjustment             - 0 -         (61,120)
                                                -----------     -----------
Comprehensive loss                              ($  382,842)    ($1,345,137)
                                                ===========     ===========

3.  Common Stock Trading

Effective April 2, 2001, the Company's common stock began trading on the OTC Bulletin Board ("OTC BB") under the symbol EGAM. The Company's common stock had previously traded on the Nasdaq SmallCap Market under the symbol EGAM. On March 15, 2002, the Company's common stock was no longer eligible to be traded on the OTC BB because the Company was not current with its reporting requirements under the Securities Exchange Act of 1934, as amended (the "'34 Act"). The Company is currently working towards becoming current with its '34 Act filings by the end of March 2002, upon filing its Form 10-QSB for the period ended December 31, 2001, and once current, will seek to have its common stock sponsored for trading on the OTC BB.

4.  Discontinued Operation

On May 11, 2001, the Company sold eGames Europe Limited, its wholly-owned subsidiary located in the United Kingdom, to a non-related third-party. The Company has reflected the relevant activity for this operation as a discontinued operation within the respective financial statements included in this report. In connection with the sale of this operation, the Company received $300,000 in net proceeds, which approximated the discontinued operation's net book value. The net proceeds consisted of: $150,000 in cash provided at closing, $120,000 in a note receivable to be payable in twelve monthly payments of $10,000 each, and $30,000 in cash held in escrow to be released to the Company, pending any unresolved claims, six months following the closing of the sale. The amounts in the accompanying financial statements and footnotes have been reclassified for the comparative prior period presented to give effect to the discontinued operation.

Net sales for the discontinued operation for the quarter ended September 30, 2000 were approximately $590,000. The loss from discontinued operation for the quarter ended September 30, 2000 was $21,000. This $21,000 loss from discontinued operation resulted from $299,000 in gross profit and $25,000 in income tax benefit, which were offset by $345,000 in operating expenses.

5.  Operations by Reportable Segments

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about an enterprise's operating segments and related disclosures about its products, geographic areas and major customers.

Based on the Company's organizational structure and its prior period presentation of the discontinued operation, the Company operates in only one reportable segment, which is publishing interactive entertainment software for personal computers.

6.  Bank Debt

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

On November 2, 2001 the Company and Fleet Bank entered into an agreement to pay off the then outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if such an asset liquidation were to occur. The terms of the agreement provide, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. As of March 28, 2002, the Company had made 6 of these 22 monthly payments to Fleet Bank. The terms of the agreement also require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. This loan has been classified as "bank debt" within the Company's Balance Sheet. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of September 30, 2001 and March 28, 2002, the principal balances outstanding on this term loan were $1,400,000 and $1,060,000, respectively.

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

8.  Subsequent Event

In February 2002, the Company entered into an agreement with one of its major drug store retailers that provided for a mutual release of each party's past obligations relating to any and all prior business transactions. This agreement eliminates this retailer's right to make any further product returns of the Company's products that had not yet been reported by this retailer as being sold through to the end customer, thereby releasing the Company from any future obligation as it relates to the portion of the Customer Advance Payments (see
Note 1) associated with this retailer. As a result, the Company will now be able to recognize the gross profit of approximately $1,000,000 on the Customer Advance Payments for product shipments not previously recognized as revenue, since such products had not been reported by this retailer as being sold through to the end consumer. This transaction will be recognized in the third quarter ending March 31,2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying financial statements as of September 30, 2001 include the accounts of eGames, Inc. (the "Company") and its previously wholly-owned subsidiary that is presented as a discontinued operation. Dollar amounts discussed within the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been rounded to the nearest thousand ('000).

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding the Company's determination that it will cease distributing PC software titles directly to food and drug retailers during the second half of fiscal 2002; the Company's plans to increase distribution to North American distribution and retail customers where PC software has traditionally been sold in order to replace decreases in sales to food and drug retailers; the level of the Company's international net sales remaining at between 5% and 10% of the Company's net sales for the remainder of fiscal 2002; the transition of the Company's international product distribution to a licensing model, and the ability of this new model to earn a royalty for the Company; the Company's efforts to increase distribution of its products via the Internet; the Company's plans to continue to look for additional cost improvement opportunities throughout fiscal 2002; the possibility of customer advance payments exceeding the actual product sell-through at retail stores, and the resulting requirement that the Company repay these retailers; the likelihood that product sell-through at such retailers will be less than the advance customer payments; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the foreseeable future; the Company's plans to become current in its filings pursuant to the Securities Exchange Act of 1934, as amended, and to seek to have its common stock sponsored for trading on the OTC Bulletin Board; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance and successful sell-through results for the Company's products at retail stores, particularly at North American retailers where PC software has traditionally been sold; the ability of the Company to accurately estimate sell-through volume when an order is shipped to, or received by, a customer that has traditionally sold PC software; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the success of the Company's distribution strategy, including its ability to continue to increase the distribution of its products into key North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the success of the Company's international product distribution to earn a royalty for the Company and the ability of licensors to pay the Company such royalties; the Company's success in achieving additional cost savings and avoiding other unforeseeable expenses in fiscal 2002; the Company's ability to obtain sponsorship from an eligible OTC Bulletin Board market maker for trading of the Company's common stock on the OTC Bulletin Board; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission and other documents filed with the Commission.


Results of Operations

Three Months Ended September 30, 2001 and 2000

Net Sales

Net sales for the quarter ended September 30, 2001 were $1,588,000 compared to $1,145,000 for the quarter ended September 30, 2000, representing an increase of $443,000 or 39%. The $443,000 increase in net sales was primarily attributable to the Company's increase in net sales to North American food and drug retailers of $499,000, which increase was partially offset by a net sales decrease to North American traditional software distributors and retailers of $34,000, and a net sales decrease to international customers of $22,000.

The Company's net sales to North American food and drug retailers increased by $499,000 as a result of improving product sell-through to the end consumer at these retail locations compared to the prior year period. During fiscal 2001, the Company had established its first "Store-in-a-Store" entertainment software display sections in approximately 4,000 food and drug retail stores. The establishment of these Store-In-A-Store software display sections within certain national and regional food and drug retail stores was intended to help secure longer-term placement of the Company's products in this retail channel, with the goal of increasing product sell through volume while decreasing the rate of product returns due to longer product exposure on these retailers' product shelves. Although the Company experienced some marginal improvement in product sell-through to the end consumer at these food and drug retail locations, the Company has determined that it will cease distributing PC software titles directly to these retailers during the second half of fiscal 2002, due to increasing demand on available working capital resources caused largely by the costs of expensive disposable merchandising displays; increased inventory levels that resulted from the increased product returns from under-performing promotional programs at these retailers; the need to continually revamp the Company's product offering to support these repeated promotional programs; and the increased demand for consumer and retailer incentives such as rebates and instant price markdowns to help support the eventual product sell-through to the end consumer.

The Company's net sales to North American traditional software distributors and retailers decreased by $34,000. This net sales decrease resulted in large part from industry-wide reductions of PC software inventory levels held by North American traditional software distributors and retailers. During fiscal 2002, the Company has worked towards increasing distribution to these distribution and retail customers who have traditionally sold PC software titles. Included in the net sales to North American traditional software distributors and retailers for the quarter ended September 30, 2001 was approximately $307,000 in net sales at customer selling prices equal to or less than the Company's carrying cost, which were related to the Company's inventory liquidation efforts implemented during fiscal 2002 in order to address its liquidity issues. These product sales had no right-of-return associated with them and the Company required the customer's payment at the time of shipment, or shortly thereafter.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the quarter ended September 30, 2001 decreased by $22,000 compared to the same period a year ago. As a percentage of net sales, the Company's international net revenues represented 6% and 11% of the Company's net sales for the quarters ended September 30, 2001 and 2000, respectively. The Company anticipates that international net revenues will range from 5% to 10% of the Company's net sales for the remainder of fiscal 2002.

On May 11, 2001, the Company sold its wholly-owned subsidiary "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By effecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but anticipates earning a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has reflected the net sales activity for this operation as a discontinued operation for the comparable prior year period within the Company's Statements of Operations. Net sales for the discontinued operation for

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the quarter ended September 30, 2000 was $590,000.

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into agreements with larger, high-profile companies that offer the Company's PC software titles as "value added" additions to their own consumer promotional offerings; continual improvements and updates to its website and electronic distribution capabilities; and incorporation of optional, user-friendly on-line functionality into its products. Sales of the Company's products via the Internet for the quarters ended September 30, 2001 and 2000 were $29,000 and $52,000, respectively, or 2% and 5% of the Company's net sales, respectively.

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the quarters ended September 30, 2001 and 2000, the Company's provisions for product returns and price markdowns relating to product shipments to its traditional software customers totaled $175,000 and $225,000, or 15% and 18% of related gross shipments, respectively.

Cost of Sales

Cost of sales for the quarter ended September 30, 2001 were $958,000 compared to $751,000 for the quarter ended September 30, 2000, representing an increase of $207,000 or 28%. This $207,000 increase in cost of sales was caused primarily by increases of: $121,000 in the product costs primarily associated with increased product sales of third-party publisher PC software titles and discontinued Company published PC software titles; royalty costs of $75,000 mostly due to the increase in net sales and to the increase in developer royalty rates associated with recently acquired PC software titles; and in a provision for inventory obsolescence of $69,000 largely as a result of the write-down of the inventory value for the Company's software titles associated with its previously wholly-owned subsidiary. These cost of sales increases were partially offset by cost of sales decreases in freight costs and other cost of sales of $37,000 and $29,000, respectively. In general, the cost for the Company to acquire PC software content has continued to increase as the competition to obtain higher quality consumer entertainment PC software has driven these costs up. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the quarter ended September 30, 2001 increased to 39.7% of net sales from 34.4% of net sales for the quarter ended September 30, 2000. This 5.3% increase in gross profit margin was caused primarily by decreases in cost of sales, as a percentage of net sales, of:

     o 3.3% in product costs resulting largely from purchase price discounts of manufacturing components, which were partially offset by lower margin sales of third-party publisher PC software titles and liquidation sales of discontinued Company published PC software titles;

     o 5.1% in freight costs largely associated with decreased product shipments to food and drug retailers combined with improved product sell-through results at these retailers for software titles that the Company had shipped and expensed the related freight costs in a previous reporting period; and

     o   3.2% in other cost of sales.

These increases to gross profit margin were partially offset by cost of sales increases, as a percentage of net sales of: 3.7% in provision for inventory obsolescence primarily related to the Company's write down of the remaining inventory value for the Company's PC software titles associated with its previously wholly-owned subsidiary that were not sold as part of that discontinued operation, and 3.1% in royalty costs. In general, the cost for the Company to acquire PC software content has continued to increase as the competition to obtain higher quality consumer entertainment PC software has driven these costs up.

Operating Expenses

Product development expenses for the quarter ended September 30, 2001 were $130,000 compared to $181,000 for the quarter ended September 30, 2000, a decrease of $51,000 or 28%. This decrease was caused primarily by a $40,000 decrease in salary and related costs due to employee layoffs affected by the Company in July and August 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, general and administrative expenses for the quarter ended September 30, 2001 were $851,000 compared to $1,440,000 for the quarter ended September 30, 2000, a decrease of $589,000 or 41%. This $589,000 decrease was caused primarily by decreases of:

     o $252,000 in marketing promotional expenses primarily as a result of decreased product shipments to food and drug retailers and office super store retailers;
     o $165,000 in salary related costs associated with employee layoffs affected by the Company in January, July and August 2001;
     o   $63,000 in litigation costs;
     o   $66,000 in professional and outside service costs;
     o   $36,000 in travel costs;and
     o   $29,000 in marketing trade show costs.

These cost decreases were partially offset by a $63,000 increase in bad debt expense related to the Company's determination that certain customer receivables had been impaired.

As a result of the Company's recent liquidity issues, during fiscal 2002 the Company has attempted to achieve cost reductions in all aspects of its operations, in order to improve its ongoing viability as a going concern. The Company plans to continue to look for additional cost reduction opportunities throughout fiscal 2002.

Interest Expense, Net

Net interest expense for the quarter ended September 30, 2001 was $30,000 compared to $7,000 for the quarter ended September 30, 2000, an increase of $23,000. The $23,000 increase in net interest expense was primarily due to the increase in bank debt outstanding during the quarter ended September 30, 2001 compared to the prior period.

Provision for Income Taxes

Provision for income taxes for the quarter ended September 30, 2001 was $1,000 compared to $28,000 for the quarter ended September 30, 2000, a decrease of $27,000.

Loss from Continuing Operations

As a result of the various factors discussed above, the Company recognized a $383,000 loss from continuing operations for the quarter ended September 30, 2001, compared to a $1,263,000 loss from continuing operations for the quarter ended September 30, 2000, a decrease of $880,000 in losses from continuing operations.

Loss from Discontinued Operation

The loss from discontinued operation for the quarter ended September 30, 2000 was $21,000. This $21,000 loss from discontinued operation resulted from $299,000 in gross profit and $25,000 in income tax benefit, which were offset by $345,000 in operating expenses.

Net loss

As a result of the factors discussed above, net loss decreased to $383,000 for the quarter ended September 30, 2001 from a net loss of $1,284,000 for the quarter ended September 30, 2000, a decrease in net losses of $901,000.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 239,362 for the quarter ended September 30, 2001 to 9,989,337 from 9,749,975 for the quarter ended September 30, 2000. This 239,362 increase in weighted average common shares outstanding was caused primarily by an increase in the number of common stock shares outstanding during the current period. Common stock equivalents ("CSE's") were excluded from the weighted average shares calculations due to their anti-dilutive impact caused by both quarters' net losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Event

In February 2002, the Company entered into an agreement with one of its major drug store retailers that provided for a mutual release of each party's past obligations relating to any and all prior business transactions. This agreement eliminates this retailer's right to make any further product returns of the Company's products that had not yet been reported by this retailer as being sold through to the end customer, thereby releasing the Company from any future obligation as it relates to the portion of the Customer Advance Payments (see
Note 1) associated with this retailer. As a result, the Company will now be able to recognize the gross profit of approximately $1,000,000 on the Customer Advance Payments for product shipments not previously recognized as revenue, since such products had not been reported by this retailer as being sold through to the end consumer. This transaction will be recognized in the third quarter ending March 31,2002.

Liquidity and Capital Resources

As of September 30, 2001, the Company's cash and working capital deficit balances were $310,000 and $1,986,000, respectively, and the Company's total stockholders' deficit balance at September 30, 2001 was $2,498,000.

Net cash provided by (used in) operating activities was $180,000 and ($1,341,000) for the quarters ended September 30, 2001 and 2000, respectively. The $180,000 in net cash provided by operating activities resulted primarily from decreases in accounts receivable and inventory of $462,000 and $442,000, in addition to a $913,000 increase in accrued expenses, which cash sources were partially offset by cash uses of: decreases in accounts payable and customer advance payments of $838,000 and $485,000, respectively, and an increase in prepaid expenses of $199,000. Additionally, the Company recorded approximately $268,000 in non-cash adjustments to its $383,000 net loss for the quarter ended September 30, 2001.

Net cash used in investing activities for the quarters ended September 30, 2001 and 2000 was $10,000 and $12,000, respectively. The $10,000 in net cash used in investing activities resulted from purchases of $10,000 in furniture and equipment.

Net cash provided by financing activities for the quarters ended September 30, 2001 and 2000 was $115,000 and $486,000 respectively. The $115,000 in net cash provided by financing activities reflects net proceeds from the Company's borrowing of $280,000 of bank debt and $30,000 in proceeds from a note receivable, which were partially offset by repayments of the borrowing of bank debt, trade notes payable, note payable and capital lease obligations of $80,000, $51,000, $15,000 and $49,000, respectively.

Net cash provided by the Company's discontinued operation for the quarter ended September 30, 2000 was $7,000.

As of September 30, 2001, the Company had received $2,874,000 in customer payments from certain food and drug retailers for products shipped to such retailers prior to the sale of such products to the end consumer being reported to the Company by these retailers. These payments are recorded as customer advance payments in the Company's Balance Sheet until such time that these retailers report to the Company that the products are actually sold to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as product revenue. In the event that the Company receives customer advance payments that ultimately exceed the actual product sell-through of the Company's products to the end consumer at such retailers, the Company would owe these retailers such excess amounts. The Company's management believes that it is highly likely that the ultimate product sell-through of the Company's products will be substantially less than the customer advance payment balances for these food and drug retailers. If these retailers request that the Company repay this liability, it would likely result in a serious liquidity issue for the Company.

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

On November 2, 2001 the Company and Fleet Bank, entered into an agreement to pay off the outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if such an asset liquidation were to occur. The terms of the agreement include, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. As of March 28, 2002, the Company had made 6 of these 22 monthly payments to Fleet Bank. The terms of the agreement also require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. This loan has been classified "bank debt" within the Company's Balance Sheet. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of September 30, 2001 and March 28, 2002, the principal balances outstanding on this term loan were $1,400,000 and $1,060,000, respectively.

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

Effective April 2, 2001, the Company's common stock began trading on the OTC Bulletin Board ("OTC BB") under the symbol EGAM. The Company's common stock had previously traded on the Nasdaq SmallCap Market under the symbol EGAM. On March 15, 2002, the Company's common stock was no longer eligible to be traded on the OTC BB because the Company was not current with its reporting requirements under the Securities Exchange Act of 1934, as amended (the "'34 Act"). The Company is currently working towards becoming current with its '34 Act filings by the end of March 2002, and once current, will seek to have its common stock sponsored for trading on the OTC BB.

New Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

FACTORS AFFECTING FUTURE PERFORMANCE

This report contains certain forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but without limitation: economic and competitive conditions in the software business affecting the demand for the Company's products; the rate of return of the Company's products from its customers; the Company's need for additional funds; the ability to hire and retain key management personnel to manage anticipated growth; the development, market acceptance and timing of new products; access to distribution channels; and the renewal of licenses for key software products. Investors in the Company should consider those factors and the factors discussed below. All forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.

Risk Factors
------------

The Company Sustained Significant Losses During Fiscal 2001. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal year 1998 was the first year that the Company earned a profit. The Company earned approximately $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and 1998, respectively, and in fiscal 2001 the Company sustained a net loss of approximately $5,933,000. The accumulated deficit for the Company at June 30, 2001 was approximately $11,949,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock and Common Stock warrants in November 1996 and in January and April 1997. Subsequently, the Company has funded its activities mainly through operations and bank borrowings. Given current market conditions in the entertainment software industry and the economy in general, and the Company's financial performance in fiscal 2001, there can be no assurance that the Company will be able to return to a sustainable profitability in fiscal 2002. The Company's operations today continue to be subject to all of the risks inherent in the operation of a small business which has liquidity problems in a highly competitive industry dominated by larger competitors, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to return to profitability in the development, marketing and distribution of its current and future software products.

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

On November 2, 2001, the Company and Fleet Bank entered into an agreement to pay off the outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if the Company were to default under the agreement and Fleet Bank enforced its right to liquidate the Company. The terms of the agreement provide, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. Additionally, the terms of the agreement require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. It is uncertain that the Company will be able to meet this agreement's covenants through June 30, 2002. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of September 30, 2001, the principal balance outstanding on this term loan was $1,400,000.

------------------------

Since the Company no longer has access to a credit facility, its ability to continue operations requires the Company to generate sufficient cash from operations to fund itself. Given fluctuations in cash flows historically experienced by the Company, as well as the $5,933,000 net loss sustained by the Company in fiscal 2001, there can be no assurance that the Company will be able to do this.

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

A Significant Part of the Company's Sales Come From a Limited Number of Customers. Sales to the Company's three largest customers accounted for approximately 54% of the Company's net sales for the quarter ended September 30, 2001, or 24%, 23% and 7% respectively. These customers may terminate their relationship with the Company at any time. The loss of the Company's relationships with its principal customers or a decline in sales to its principal customers would harm the Company's operating results.

Risk of Customer Business Failure. Distributors and retailers in the computer industry and in mass-market retail channels have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. These business failures have increased and may continue to increase as a result of recent economic conditions in the United States. The insolvency or business failure of any significant retailer or distributor of the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. The Company maintains allowances for uncollected receivables that it believes to be adequate, but the actual allowance maintained may not be sufficient. The failure to pay an outstanding receivable by a significant customer or distributor would have a material adverse effect on the Company's business, operating results and financial condition.

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

------------------------

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

------------------------

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

The Company's Stock is Currently Not Eligible to be Traded on the OTC Bulletin Board. On April 2, 2001, the Company's common stock was de-listed from the Nasdaq SmallCap Market as a result of the Company's failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days, and its stock then began trading on the OTC Bulletin Board under its existing symbol EGAM. On March 15, 2002, the Company's common stock was no longer eligible to be traded on the OTC Bulletin Board because the Company was not current with its reporting requirements under the Securities Exchange Act of 1934, as amended (the "'34 Act"). The Company is currently working towards becoming current with its '34 Act filings by the end of March 2002, and once current, would seek to have its common stock sponsored for trading on the OTC BB. However, there can be no assurance that the Company will be successful in having its stock traded on the OTC Bulletin Board. Even if the Company is successful in doing so, the OTC Bulletin Board has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect the Company's stock price, regardless of the Company's operating results. Additionally, many stocks traded on the OTC Bulletin Board are thinly traded, which would make it difficult to sell the Company's stock.

------------------------

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

------------------------

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

International Sales. International net revenues, inclusive of both product net sales and royalty revenues, represented 6% of the Company's net sales for the quarter ended September 30, 2001. The Company anticipates that international net revenues may account for approximately 5% to 10% of the Company's net sales for the year ending June 30, 2002. For fiscal 2002, the Company's international business will be transacted primarily through third-party licensees and will continue to be subject to risks that its domestic business is not, including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.              Description of Exhibit
     -----------              ----------------------

     None.



(b)  Reports on Form 8-K

On February 28, 2002, the Company filed a report on Form 8-K regarding the Company having received notice from its independent auditor, KPMG LLP ("KPMG"), of its resignation as the Company's certifying accountant.

On March 8, 2002, the Company filed a report on Form 8-K regarding it's Audit Committee approval of Stockton Bates, LLP ("Stockton Bates") as the Company's principal accountant to audit the Company's financial statements for the fiscal year ending June 30, 2002 and to review the Company's interim financial statements.

On March 12, 2002, the Company filed a report on Form 8-K regarding a press release announcing the anticipated dates by which the Company would file amended Forms 10-QSB for the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001, as well as Forms 10-QSB for the quarters ended September 30, 2001 and December 31, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: March 29, 2002                    /s/  Gerald W. Klein
      --------------                    --------------------
                                        Gerald W. Klein, President, Chief
                                        Executive Officer and Director


Date: March 29, 2002                    /s/ Thomas W. Murphy
      --------------                    --------------------
                                        Thomas W. Murphy, Chief Financial
                                        Officer and Chief Accounting Officer