Form 10QSB
period 2001-12-31
EGAMES INC
filed 2002-03-29
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                                      INDEX

                                                                          Page
Part I.               Financial Information

Item 1.        Financial Statements:

               Balance Sheet as of December 31, 2001....................    3

               Statements of Operations for the three and six months
                   ended December 31, 2001 and 2000 ....................    4

               Statements of Cash Flows for the six months
                    ended December 31, 2001 and 2000 ...................    5

               Notes to Financial Statements............................  6-10

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ................. 11-20

               Risk Factors............................................. 21-26

Part II        Other Information

Item 6.        Exhibits and Reports on Form 8-K.........................   27

Exhibit Index  .........................................................   27

Exhibits       .........................................................   27

Signatures     .........................................................   28

Item 1.  Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                     As of
                                                                  December 31,
ASSETS                                                                2001
------                                                            ------------
Current assets:
   Cash and cash equivalents                                      $    635,084
   Accounts receivable, net of allowances totaling $1,509,774        1,701,779
   Inventory                                                         2,289,044
   Prepaid royalties and other expenses                                342,555
   Note receivable                                                      50,000
                                                                  ------------
          Total current assets                                       5,018,462

Furniture and equipment, net                                           114,656
Intangibles and other assets, net                                       17,143
                                                                  ------------
          Total assets                                            $  5,150,261
                                                                  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------
Current liabilities:
   Note payable                                                   $     65,780
   Accounts payable                                                    724,811
   Customer advance payments                                         3,021,012
   Bank debt                                                           820,000
   Accrued expenses                                                  1,806,137
   Trade notes payable                                                 286,100
                                                                  ------------
          Total current liabilities                                  6,723,840

Bank debt, net of current portion                                      420,000
Note payable, net of current portion                                    23,184
                                                                  ------------
          Total liabilities                                          7,167,024

Stockholders' deficit:
   Common stock, no par value (40,000,000 shares authorized;
         10,221,237 issued and 9,989,337 outstanding)                9,179,827
   Additional paid-in capital                                        1,155,479
   Accumulated deficit                                             (11,850,652)
   Treasury stock, at cost - 231,900 shares                           (501,417)
                                                                  ------------
          Total stockholders' deficit                               (2,016,763)
                                                                  ------------
          Total liabilities and stockholders' deficit             $  5,150,261
                                                                  ============




               See accompanying notes to the financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                 Three months ended            Six months ended
                                                     December 31,                 December 31,
                                              -------------------------    -------------------------
                                                 2001          2000            2001         2000
                                              -------------------------    -------------------------
Net sales                                     $ 2,716,093   $ 2,590,453    $ 4,303,647   $ 3,735,327

Cost of sales                                   1,376,155     1,413,188      2,333,974     2,164,192
                                              -----------   -----------    -----------   -----------

Gross profit                                    1,339,938     1,177,265      1,969,673     1,571,135

Operating expenses:
    Product development                            90,475       176,325        220,572       357,472
    Selling, general and administrative           726,147     1,548,259      1,577,476     2,988,385
                                              -----------   -----------    -----------   -----------
        Total operating expenses                  816,622     1,724,584      1,798,048     3,345,857
                                              -----------   -----------    -----------   -----------

Operating income (loss)                           523,316      (547,319)       171,625    (1,774,722)

Interest expense, net                              42,392        23,370         72,743        30,723
                                              -----------   -----------    -----------   -----------
Income (loss) from continuing operations
   before income taxes                            480,924      (570,689)        98,882    (1,805,445)

Provision (benefit) for income taxes                - 0 -       (39,638)           800       (11,792)
                                              -----------   -----------    -----------   -----------

Income (loss) from continuing operations          480,924      (531,051)        98,082    (1,793,653)

Discontinued operation (Note 4):
Income from discontinued operation, net of
income tax provision (benefit) for three
months ended December 31, 2000 of $5,357,
and for the six months ended December 31,
2000 of ($19,668)                                   - 0 -        89,072          - 0 -        67,656
                                              -----------   -----------    -----------   -----------

Net income (loss)                             $   480,924   ($  441,979)   $    98,082   ($1,725,997)
                                              ===========   ===========    ===========   ===========


Net income (loss) per common share:
       - Basic                                $      0.05   ($     0.05)   $      0.01   ($     0.18)
                                              ===========   ===========    ===========   ===========
       - Diluted                              $      0.05   ($     0.05)   $      0.01   ($     0.18)
                                              ===========   ===========    ===========   ===========

Weighted average common shares
     outstanding - Basic                        9,989,337     9,749,975      9,989,337     9,749,975

Dilutive effect of common stock equivalents         - 0 -         - 0 -          - 0 -         - 0 -
                                              -----------   -----------    -----------   -----------
Weighted average common shares
     outstanding - Diluted                      9,989,337     9,749,975      9,989,337     9,749,975
                                              ===========   ===========    ===========   ===========

               See accompanying notes to the financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Six months ended
                                                                             December 31,
                                                                     --------------------------
                                                                        2001           2000
                                                                     -----------    -----------
Cash flows from operating activities:
    Net Income (loss)                                                $    98,082    ($1,725,997)
    Adjustment to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
    Depreciation, amortization and other non-cash items                   73,527        118,012
    Provision for sales returns, price markdowns and bad debt            664,557      1,568,689
    Provision for inventory obsolescence                                 137,032        264,079
    Sell-through of prior year customer advance payments                (339,913)         - 0 -
    Income from discontinued operation                                     - 0 -        (67,656)
    Changes in items affecting operations:
             Restricted cash                                              30,000          - 0 -
             Accounts receivable                                        (821,459)    (2,031,708)
             Prepaid royalties and other expenses                        (82,372)      (317,439)
             Inventory                                                 1,141,778     (2,088,642)
             Accounts payable                                         (1,023,964)     1,003,555
             Customer advance payments                                  (124,488)       926,766
             Accrued expenses                                          1,096,851        499,284
             Deferred revenues                                             - 0 -         45,000
                                                                     -----------    -----------
Net cash provided by (used in) operating activities                      849,631     (1,806,057)
                                                                     -----------    -----------
Cash flows from investing activities:
    Purchase of furniture and equipment                                  (20,009)       (37,248)
    Purchase of software rights and other assets                          (1,375)        (4,980)
                                                                     -----------    -----------
Net cash used in investing activities                                    (21,384)       (42,228)
                                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from credit facility/bank debt                              280,000      2,250,000
    Repayments of credit facility/bank debt                             (240,000)    (1,200,000)
    Proceeds from note receivable                                         60,000          - 0 -
    Repayments of trade notes payable                                   (197,980)         - 0 -
    Repayments of convertible subordinated debt                            - 0 -       (150,000)
    Repayments of note payable                                           (30,736)       (26,500)
    Repayments of capital lease obligations                              (90,184)        (6,342)
                                                                     -----------    -----------
Net cash (used in) provided by financing activities                     (218,900)       867,158

Effect of exchange rate changes on cash and cash equivalents               - 0 -         (3,630)

Net cash used in discontinued operation                                    - 0 -        (91,714)
                                                                     -----------    -----------
Net decrease in cash and cash equivalents                                609,347     (1,076,471)

Cash and cash equivalents:
   Beginning of period                                                    25,737      1,139,178
                                                                     -----------    -----------
   End of period                                                     $   635,084    $    62,707
                                                                     ===========    ===========

Supplemental cash flow information:
Cash paid for interest                                               $    74,702    $    39,411
                                                                     ===========    ===========

Non cash investing and financing activities:
    Conversion of selected accounts payable to trade notes payable   $   484,080    $     - 0 -
                                                                     ===========    ===========

    Acquisition of furniture, equipment through capital leases       $     - 0 -    $   294,070
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

Consolidation

The financial statements include the accounts of the Company and its previously wholly-owned subsidiary, which due to the sale of this operation in May 2001, the relevant transactions have been presented as a discontinued operation for the comparative prior periods. All inter-company transactions have been eliminated for those periods.

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

During the quarters ended December 31, 2001 and 2000, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were approximately $350,000 and $862,000 or 20% and 42% of related gross shipments, respectively. During the six months ended December 31, 2001 and 2000, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were approximately $525,000 and $1,087,000 or 18% and 33% of related gross shipments, respectively.

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

Marketing and Sales Incentive Costs

Marketing costs for which the Company pays its resellers, such as slotting and advertising fees, are charged to expense as incurred and were approximately $158,000 and $402,000 for the quarters ended December 31, 2001 and 2000, respectively and were approximately $276,000 and $772,000 for the six months ended December 31, 2001 and 2000, respectively.

Sales incentive costs, such as rebates and coupons, that the Company offers to the retail consumer are recorded as reductions to net sales as incurred and were approximately $77,000 and $205,000 for the quarters December 31, 2001 and 2000, respectively and were approximately $174,000 and $313,000 for the six months ended December 31, 2001 and 2000, respectively.

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

2.  Comprehensive Income (Loss)

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                     Three Months Ended              Six Months Ended
                                                        December 31,                   December 31,
                                                   -----------------------      --------------------------
                                                      2001         2000             2001          2000
                                                   -----------  ----------      ------------  ------------
Net income (loss)                                  $   480,924  ($ 441,979)     $     98,082  ($ 1,725,997)
Other comprehensive income (loss):
   Foreign currency translation adjustment               - 0 -      75,185             - 0 -        14,065
                                                   -----------  ----------      ------------  ------------
Comprehensive income (loss)                        $   480,924  ($ 366,794)     $     98,082  ($ 1,711,932)
                                                   ===========  ==========      ============  ============

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

4.  Discontinued Operation

On May 11, 2001, the Company sold eGames Europe Limited, its wholly-owned subsidiary located in the United Kingdom, to a non-related third-party. The Company has reflected the relevant activity and account balances for this operation as a discontinued operation within each of the respective financial statements included in this report. In connection with the sale of this operation, the Company received $300,000 in net proceeds, which approximated the discontinued operation's net book value. The net proceeds consisted of: $150,000 in cash provided at closing, $120,000 in a note receivable to be payable in twelve monthly payments of $10,000 each, and $30,000 in cash held in escrow which was subsequently released in its entirety to the Company during the quarter ended December 31, 2001. The amounts in the accompanying financial statements and footnotes have been reclassified for the comparative prior periods presented to give effect to the discontinued operation.

Net sales for the discontinued operation for the quarter ended December 31, 2000 were approximately $768,000 and for the six months ended December 31, 2000 were $1,359,000. For the quarter ended December 31, 2000, the income from the discontinued operation was approximately $89,000, and resulted from gross profit of $397,000, less operating expenses and income tax provision of $303,000 and $5,000, respectively. For the six months ended December 31, 2000, the income from the discontinued operation was approximately $68,000, and resulted from gross profit of $695,000 and income tax benefit of $20,000, less operating expenses of $647,000.

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

On November 2, 2001 the Company and Fleet Bank, entered into an agreement to pay off the then outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if such an asset-liquidation were to occur. The terms of the agreement provide, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. As of March 28, 2002, the Company had made 6 of these 22 monthly payments to Fleet Bank. The terms of the agreement also require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. This loan has been classified as "bank debt", within the Company's Balance Sheet. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of December 31, 2001 and March 28, 2002, the principal balances outstanding on this term loan were $1,240,000 and $1,060,000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying financial statements as of December 31, 2001 include the accounts of eGames, Inc. (the "Company") and its previously wholly-owned subsidiary that is presented as a discontinued operation. Dollar amounts discussed within the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been rounded to the nearest thousand ('000).

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding the Company's potential to improve its operational profitability by focusing its sales efforts on the North American traditional software retail channel; the Company's determination that it will cease distributing PC software titles directly to food and drug retailers during the second half of fiscal 2002; the level of the Company's international net sales remaining at between 5% and 10% of the Company's net sales for the remainder of fiscal 2002; the transition of the Company's international product distribution to a licensing model, and the ability of this new model to earn a royalty for the Company; the Company's efforts to increase distribution of its products via the Internet; the Company's plans to continue to look for additional cost improvement opportunities throughout fiscal 2002; the possibility of customer advance payments exceeding the actual product sell-through at retail stores, and the resulting requirement that the Company repay these retailers; the likelihood that product sell-through at such retailers will be less than the advance customer payments; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the foreseeable future; the Company's plans to become current in its filings pursuant to the Securities Exchange Act of 1934, as amended, and to seek to have its common stock sponsored for trading on the OTC Bulletin Board; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance and successful sell-through results for the Company's products at retail stores, particularly at North American retailers where PC software has traditionally been sold; the ability of the Company to accurately estimate sell-through volume when an order is shipped to, or received by, a customer that has traditionally sold PC software; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns that will occur and the adequacy of the reserves established for such returns; the success of the Company's distribution strategy, including its ability to continue to increase the distribution of its products into key North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the ability of the Company's international product distribution to earn a royalty for the Company and the ability of licensors to pay the Company such royalties; the Company's success in achieving additional cost savings and avoiding unforeseeable expenses in fiscal 2002; the Company's ability to obtain sponsorship from an eligible OTC Bulletin Board market maker for trading of the Company's common stock on the OTC Bulletin Board; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission and other documents filed with the Commission.

Results of Operations

Three Months Ended December 31, 2001 and 2000

Net Sales

Net sales for the quarter ended December 31, 2001 were $2,716,000 compared to $2,590,000 for the quarter ended December 31, 2000, representing an increase of $126,000 or 5%. The $126,000 increase in net sales was primarily attributable to the Company's increase in net sales to North American traditional software distributors and retailers of $331,000 and its increase in net sales to international customers of $15,000, which increases were partially offset by a $220,000 decrease in net sales to North American food and drug retailers.

The net sales increase to North American traditional software distributors and retailers resulted largely from increased distribution through Infogrames, Inc., the Company's primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart and Best Buy. Compared to the prior year period, the Company has been able to increase both the number of its individual software titles carried by these retail stores and the number of total stores distributing certain Company software titles. These mass-merchant retailers have developed a history of successfully merchandising consumer entertainment PC software and cost effectively managing consumer entertainment PC software inventory levels. The Company's management believes that by focusing its sales efforts on the North American traditional software retail channel, rather than on the food and drug retail channel, the Company's operational profitability may improve due to the steadier sell-through and return rates experienced in the traditional retail sector compared to the food and drug retail channels. Included in the net sales to North American traditional software distributors and retailers for the quarter ended December 31, 2001 was approximately $39,000 in net sales at customer selling prices equal to or less than the Company's carrying cost, which were related to the Company's inventory liquidation efforts implemented during fiscal 2002 in order to address its liquidity issues. These product sales had no right-of-return associated with them and the Company required the customer's payment at the time of shipment, or shortly thereafter.

The Company's net sales to North American food and drug retailers decreased by $220,000 compared to the prior year period. During fiscal 2001, the Company had established its first "Store-in-a-Store" entertainment software display sections in approximately 4,000 food and drug retail stores. The establishment of these Store-In-A-Store software display sections within certain national and regional food and drug retail stores was intended to help secure longer-term placement of the Company's products in this retail channel, with the goal of increasing product sell through volume, while decreasing the rate of product returns due to longer product exposure on these retailers' product shelves. The Company has determined that it will cease distributing PC software titles directly to these retailers during the second half of fiscal 2002, due to increasing demand on available working capital resources caused largely by the costs of expensive disposable merchandising displays; increased inventory levels that resulted from more product returns from under-performing promotional programs at these retailers; the need to continually revamp the Company's product offering to support these repeated promotional programs; and the increased demand for consumer and retailer incentives such as rebates and instant price markdowns to help support the eventual product sell-through to the end consumer.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the quarter ended December 31, 2001 increased by $15,000 compared to the prior year period. As a percentage of net sales, the Company's international net revenues represented approximately 6% of the Company's net sales for both of the quarters ended December 31, 2001 and 2000, respectively. The Company anticipates that international net revenues will range from 5% to 10% of the Company's net sales for the remainder of fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 11, 2001, the Company sold its wholly-owned subsidiary "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By effecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but anticipates earning a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has reflected the net sales activity for this operation as a discontinued operation for the comparable prior year period within the Company's Statements of Operations. Net sales for the discontinued operation for the quarter ended December 31, 2000 was $768,000.

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into agreements with larger, high-profile companies that offer the Company's PC software titles as "value added" additions to their own consumer promotional offerings; continual improvements and updates to its website and electronic distribution capabilities; and incorporation of optional, user-friendly on-line functionality into its products. Net sales of the Company's products via the Internet for the quarters ended December 31, 2001 and 2000 were $78,000 and $43,000, respectively, or approximately 3% and 2% of the Company's net sales, respectively.

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the quarters ended December 31, 2001 and 2000, the Company's provisions for product returns and price markdowns relating to product shipments to its traditional software customers totaled approximately $350,000 and $862,000, or 20% and 42% of related gross shipments, respectively. This $512,000 decrease in the provision for product returns and price markdowns largely related to decreased distribution to certain office superstore customers that returned or required price markdowns of the Company's products during the period a year ago in connection with their transition away from value-priced casual gaming software titles.

Cost of Sales

Cost of sales for the quarter ended December 31, 2001 were $1,376,000 compared to $1,413,000 for the quarter ended December 31, 2000, representing a decrease of $37,000 or 3%. The primary reason for this $37,000 decrease in cost of sales was a $196,000 decrease in the provision for inventory obsolescence caused by a non-recurring discontinuance of various end of lifecycle products and the scrapping of unsold, date-sensitive consumer income tax software that had occurred in the same period a year earlier. This cost of sales decrease was partially offset by increases in royalty expense of $130,000 due to increasing developer royalty rates for recently acquired PC software titles, product costs of $21,000 associated with increased product sales and distribution, packaging and reclamation costs of $8,000. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the quarter ended December 31, 2001 increased to 49.3% of net sales from 45.4% of net sales for the quarter ended December 31, 2000. This 3.9% increase in gross profit margin was caused primarily by a decrease in provision for inventory obsolescence of 7.6%, as a percentage of net sales, caused by a non-recurring discontinuance of various end of lifecycle products and the scrapping of unsold date-sensitive consumer income tax that had occurred in the same period a year earlier. This increase to gross profit margin was partially offset by a cost of sales increase, as a percentage of net sales, of 4.5% in royalty costs because of increased developer royalty rates for recently acquired PC software titles. In general, the Company's cost to acquire PC software content has continued to increase as the competition to obtain higher quality consumer entertainment PC software has driven these costs up.

Operating Expenses

Product development expenses for the quarter ended December 31, 2001 were $90,000 compared to $176,000 for the quarter ended December 31, 2000, a decrease of $86,000 or 49%. This decrease was caused primarily by a decrease in salary and related costs due employee layoffs effected by the Company in July and August 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, general and administrative expenses for the quarter ended December 31, 2001 were approximately $726,000 compared to approximately $1,548,000 for the quarter ended December 31, 2000, a decrease of $822,000 or 53%. Most of this $822,000 decrease was caused by decreases in:

     o salary related costs of $266,000 primarily from the employee layoffs affected by the Company in January, July and August 2001;
     o marketing promotional expenses of $244,000 primarily as a result of decreased product shipments to food and drug retailers and office super store retailers;
     o bad debt expense of $97,000 due to the Company's determination of improved strength in its customers' receivables;
     o travel costs of $50,000 due to head count reductions and the increase concentration of the Company's customer base;
     o   public corporation expense of $46,000; and
     o   professional services of $39,000.

As a result of the Company's recent liquidity issues, during fiscal 2002 the Company has attempted to achieve cost reductions in all aspects of its operations, in order to improve its ongoing viability as a going concern. The Company plans to continue to look for additional cost reduction opportunities throughout fiscal 2002.

Interest Expense, Net

Net interest expense for the quarter ended December 31, 2001 was approximately $42,000 compared to approximately $23,000 for the quarter ended December 31, 2000, an increase of approximately $19,000. The $19,000 increase was primarily due to the increase in bank debt outstanding during the quarter ended December 31, 2001 compared to the same period a year earlier.

Benefit for Income Taxes

Benefit for income taxes for the quarter ended December 31, 2001 was zero compared to a benefit for income taxes of $40,000 for the quarter ended December 31, 2000, a decrease in benefit for income taxes of $40,000. This $40,000 decrease in the benefit for income taxes was primarily due to the $1,052,000 increase in the Company's income from continuing operations before income taxes for the quarter ended December 31, 2001, which was offset by the benefit from the utilization of the Company's net operating loss carry-forward.

Income (Loss) from Continuing Operations

As a result of the various factors discussed above, the Company recognized $481,000 in income from continuing operations for the quarter ended December 31, 2001, compared to a ($531,000) loss from continuing operations for the quarter ended December 31, 2000, an increase of $1,012,000 in income from continuing operations.

Income from Discontinued Operation

Income from discontinued operation for the quarter ended December 31, 2000 was $89,000 and resulted from gross profit of $397,000, less operating expenses and income tax provision of $303,000 and $5,000, respectively.

Net Income (Loss)

As a result of the factors discussed above, net income increased to $481,000 for the quarter ended December 31, 2001 from a net loss of ($442,000) for the quarter ended December 31, 2000, an increase in net income of $923,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 239,362 for the quarter ended December 31, 2001 to 9,989,337 from 9,749,975 for the quarter ended December 31, 2000. This 239,362 increase in weighted average common shares outstanding was caused primarily by an increase in the number of common stock shares outstanding. Although the Company recognized net income for the quarter ended December 31, 2001, no common stock equivalents were used in this weighted average common shares calculation, since none of these instruments were "in-the-money" and so their inclusion in the calculation would have had an anti-dilutive effect.

Results of Operations

Six Months Ended December 31, 2001 and 2000

Net Sales

Net sales for the six months ended December 31, 2001 were $4,304,000 compared to $3,735,000 for the six months ended December 31, 2000, representing an increase of $569,000 or 15%. The $569,000 increase in net sales was primarily attributable to increases in the Company's net sales to North American traditional software distributors and retailers of $297,000 and net sales to North American food and drug retailers of $279,000, which net sales increases were partially offset by a $7,000 decrease in net sales to international customers.

The net sales increase to North American traditional software distributors and retailers resulted largely from increased distribution through Infogrames, Inc., the Company's primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart and Best Buy. Compared to the prior year period, the Company has been able to increase both the number of its individual software titles carried by these retail stores and the number of total stores distributing certain Company's software titles. The Company's management believes that by focusing its sales efforts on the North American traditional software retail channel, rather than on the food and drug retail channel, the Company's operational profitability may improve due to the steadier sell-through and return rates experienced in the traditional retail sector compared to the food and drug retail channels. Included in the net sales to North American traditional software distributors and retailers for the six months ended December 31, 2001 was approximately $346,000 in net sales at customer selling prices equal to or less than the Company's carrying cost, which were related to the Company's inventory liquidation efforts implemented during fiscal 2002 in order to address its liquidity issues. These product sales had no right-of-return associated with them and the Company required the customer's payment at the time of shipment, or shortly thereafter.

The Company's net sales to North American food and drug retailers increased by $279,000 compared to the prior year period. Although the Company has experienced some improvement in product sell-through to the end consumer at these food and drug retail locations, the Company has determined that it will cease distributing PC software titles directly to these retailers during the second half of fiscal 2002, due to the increasing demand on available working capital resources caused largely by the costs of expensive disposable merchandising displays; increased inventory levels that resulted from more product returns from under-performing promotional programs at these retailers; the need to continually revamp the Company's product offering to support these repeated promotional programs; and the increased demand for consumer and retailer incentives such as rebates and instant price markdowns to help support the eventual product sell-through to the end consumer.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the six months ended December 31, 2001 decreased by $7,000 compared to the prior year period. As a percentage of net sales, the Company's international net revenues represented approximately 6% and 7% of the Company's net sales for the six months ended December 31, 2001 and 2000, respectively. The Company anticipates that international net revenues will range from 5% to 10% of the Company's net sales for the remainder of fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 11, 2001, the Company sold its wholly-owned subsidiary "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By effecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, whereby the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but anticipates earning a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has reflected the net sales activity for this operation as a discontinued operation for the comparable prior year period within the Company's Statements of Operations. Net sales for the discontinued operation for the six months ended December 31, 2000 was $1,359,000.

Net sales of the Company's products via the Internet for the six months ended December 31, 2001 and 2000 were $107,000 and $95,000, respectively, or approximately 2% and 3% of the Company's net sales, respectively.

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the six months ended December 31, 2001 and 2000, the Company's provision for product returns and price markdowns relating to product shipments to its traditional software customers totaled approximately $525,000 and $1,087,000, or 18% and 33% of related gross shipments, respectively. This $562,000 decrease in the provision for product returns and price markdowns largely related to decreased distribution to certain office superstore customers that returned or required price markdowns of the Company's products during the period a year ago in connection with their transition away from value-priced casual gaming software titles.

Cost of Sales

Cost of sales for the six months ended December 31, 2001 were $2,334,000 compared to $2,164,000 for the six months ended December 31, 2000, representing an increase of $170,000 or 8%. This $170,000 increase in cost of sales was caused primarily by increases in product costs and royalty costs of $143,000 and $206,000, respectively, caused mostly by the increase in the Company's net sales for the six months ended December 31, 2001 and increased developer royalty rates for recently acquired PC software titles. These cost of sales increases were partially offset by a $127,000 decrease in the provision for inventory obsolescence primarily associated with a non-recurring discontinuance of various end of lifecycle products and the scrapping of unsold, date-sensitive consumer income tax software that had occurred in the same period a year earlier, and a $52,000 decrease in the Company's distribution, packaging and reclamation costs primarily associated with the Company's decreased product shipments to food and drug retailers. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the six months ended December 31, 2001 increased to 45.8% of net sales from 42.1% of net sales for the six months ended December 31, 2000. This 3.7% increase in gross profit margin was caused primarily by decreases, as a percentage of net sales, in:

     o provision for inventory obsolescence of 3.9%, as a percentage of net sales, primarily caused by a non-recurring discontinuance of various end of lifecycle products and the scrapping of unsold date-sensitive consumer income tax that had occurred in the same period a year earlier;
     o   distribution, packaging and reclamation costs of 2.8%; and
     o   product costs of 0.9%.

These cost of sales decreases, as a percentage of net sales, were partially offset by an increase, as a percentage of net sales, in developer royalty fees for recently acquired PC software titles of 3.9%.

Operating Expenses

Product development expenses for the six months ended December 31, 2001 were $221,000 compared to $358,000 for the six months ended December 31, 2000, a decrease of $137,000 or 38%. This $137,000 decrease was caused primarily by a decrease in salary and related costs due to employee layoffs effected by the Company in July and August 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, general and administrative expenses for the six months ended December 31, 2001 were $1,577,000 compared to $2,988,000 for the six months ended December 31, 2000, a decrease of $1,411,000 or 47%. This $1,411,000 decrease was caused primarily by decreases in:

     o salary related costs of $431,000 primarily from the employee layoffs affected by the Company in January, July and August 2001;
     o marketing promotional expenses of $496,000 primarily as a result of decreased product shipments to food and drug retailers and office super store retailers;
     o   professional services costs of $105,000;
     o travel costs of $86,000 due to head count reductions and the increase concentration of the Company's customer base;
     o   public corporation expense of $58,000;
     o   litigation costs of $58,000; and
     o   marketing trade show costs of $52,000.

As a result of the Company's recent liquidity issues, during fiscal 2002 the Company has attempted to achieve cost reductions in all aspects of its operations, in order to improve its ongoing viability as a going concern. The Company plans to continue to look for additional cost reduction opportunities throughout fiscal 2002.

Interest Expense, Net

Net interest expense for the six months ended December 31, 2001 was $73,000 compared to $31,000 for the six months ended December 31, 2000, an increase of $42,000. The $42,000 increase was primarily due to the increase in bank debt outstanding during the six months ended December 31, 2001 compared to the same period a year earlier.

Provision (Benefit) for Income Taxes

Provision for income taxes for the six months ended December 31, 2001 was $1,000 compared to a benefit for income taxes of $12,000 for the six months ended December 31, 2000, a decrease in the benefit for income taxes of $13,000.

Income (Loss) from Continuing Operations

As a result of the various factors discussed above, the Company recognized $98,000 in income from continuing operations for the six months ended December 31, 2001, compared to a ($1,794,000) loss from continuing operations for the six months ended December 31, 2000, an increase of $1,892,000 in income from continuing operations.

Income from Discontinued Operation

Income from discontinued operation for the six months ended December 31, 2000 was $68,000 and resulted from $695,000 in gross profit and $20,000 in income tax benefit, which were reduced by $647,000 in operating expenses.

Net Income (Loss)

As a result of the factors discussed above, net income increased to $98,000 for the six months ended December 31, 2001 from a net loss of ($1,726,000) for the six months ended December 31, 2000, an increase of $1,824,000 in net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 239,362 for the six months ended December 31, 2001 to 9,989,337 from 9,749,975 for the six months ended December 31, 2000. This 239,362 increase in weighted average common shares outstanding was caused primarily by an increase in the number of common stock shares outstanding. Although the Company recognized net income for the six months ended December 31, 2001, no common stock equivalents were used in this weighted average common shares calculation, since none of these instruments were "in-the-money" and so their inclusion in the calculation would have had an anti-dilutive effect.

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

Liquidity and Capital Resources

As of December 31, 2001, the Company's cash and working capital deficit balances were $635,000 and $1,705,000, respectively, and the Company's total stockholders' deficit balance at December 31, 2001 was $2,017,000.

Net cash provided by (used in) operating activities was $850,000 and ($1,806,000) for the six months ended December 31, 2001 and 2000, respectively. The $850,000 in net cash provided by operating activities resulted primarily from cash sources of: decreases in inventory and restricted cash of $1,142,000 and $30,000, respectively, and an increase in accrued expenses of $1,097,000, which cash sources were partially offset by cash uses of: decreases in accounts payable and customer advance payments of $1,024,000 and $124,000, respectively, in addition to increases in accounts receivable and prepaid expenses of $821,000 and $82,000, respectively. Additionally, the Company recorded approximately $534,000 in non-cash adjustments to its $98,000 in net income for the six months ended December 31, 2001.

Net cash used in investing activities for the six months ended December 31, 2001 and 2000 were $21,000 and $42,000, respectively. The $21,000 in net cash used in investing activities resulted from purchases of $20,000 in furniture and equipment and $1,000 in other assets.

Net cash (used in) provided by financing activities for the six months ended December 31, 2001 and 2000 were ($219,000) and $867,000, respectively. The ($219,000) in net cash used in financing activities reflects net proceeds from the Company's borrowing of $280,000 of bank debt and $60,000 in proceeds from a note receivable, which were partially offset by repayments of the borrowing of bank debt, trade notes payable, note payable and capital lease obligations of $240,000, $198,000, $31,000 and $90,000, respectively.

Net cash used in the Company's discontinued operation for the six months ended December 31, 2000 was $92,000. The $92,000 in net cash used in the Company's discontinued operation resulted primarily from $90,000 in net cash used in operating activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As December 31, 2001, the Company had received $3,021,000 in customer payments from certain food and drug retailers for products shipped to such retailers prior to the sale of such products to the end consumer being reported to the Company by these retailers. These payments are recorded as customer advance payments in the Company's Balance Sheet until such time that these retailers report to the Company that the products are actually sold to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as product revenue. In the event that the Company receives customer advance payments that ultimately exceed the actual product sell-through of the Company's products to the end consumer at such retailers, the Company would owe these retailers such excess amounts. The Company's management believes that it is highly likely that the ultimate product sell-through of the Company's products will be substantially less than the customer advance payment balances for these food and drug retailers. If these retailers request that the Company repay this liability, it would likely result in a serious liquidity issue for the Company.

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

On November 2, 2001 the Company and Fleet Bank, entered into an agreement to pay off the outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if such an asset liquidation were to occur. The terms of the agreement include, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. As of March 28, 2002, the Company had made 6 of these 22 monthly payments to Fleet Bank. The terms of the agreement also require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. This loan has been classified "bank debt" within the Company's Balance Sheet. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of December 31, 2001 and March 28, 2002, the principal balances outstanding on this term loan were $1,240,000 and $1,060,000, respectively.

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

A Significant Part of the Company's Sales Come From a Limited Number of Customers. Net sales to the Company's three largest customers accounted for approximately 63% of the Company's net sales for the quarter ended December 31, 2001, or 31%, 21% and 11% respectively. Net sales to the Company's three largest customers accounted for approximately 59% of the Company's net sales for the six months ended December 31, 2001, or 28%, 22% and 9% respectively.

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

------------------------

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

------------------------

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

------------------------

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

International Sales. International net revenues, inclusive of both product net sales and royalty revenues, represented 6% of the Company's net sales for the quarter and six months ended December 31, 2001. The Company anticipates that international net revenues may account for approximately 5% to 10% of the Company's net sales for the year ending June 30, 2002. For fiscal 2002, the Company's international business will be transacted primarily through third-party licensees and will continue to be subject to risks that its domestic business is not, including: varying regulatory requirements; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in supporting foreign customers; difficulties in managing foreign distributors; potentially adverse tax consequences; the burden of complying with a wide variety of complex operations; customs, foreign laws, regulations and treaties; fluctuating currency valuations; and the possibility of difficulties in collecting accounts receivable.

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