Form 10QSB
period 2002-03-31
EGAMES INC
filed 2002-05-09
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                Yes ( )  No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of common stock, no par value per share, as of May 3, 2002.

Transitional Small Business Disclosure Format (check one):  Yes (   )  No ( X )

                                      INDEX

                                                                          Page
                                                                          ----
Part I.         Financial Information

Item 1.         Financial Statements:

                Balance Sheet as of March 31, 2002.......................   3

                Statements of Operations for the three and nine months
                    ended March 31, 2002 and 2001 .......................   4

                Statements of Cash Flows for the nine months
                     ended March 31, 2002 and 2001.......................   5

                Notes to Financial Statements............................  6-10

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................. 11-24

                Risk Factors............................................. 24-29

Part II         Other Information

Item 4.         Submission of Matters to a Vote of Security Holders......   30

Item 6.         Exhibits and Reports on Form 8-K......................... 30-32

Exhibit Index   ......................................................... 30-32

Signatures      .........................................................   33

Exhibits        ......................................................... 34-35

Item 1.  Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                      As of
                                                                     March 31,
ASSETS                                                                 2002
------                                                             -------------
Current assets:
   Cash and cash equivalents                                       $    292,523
   Accounts receivable, net of allowances totaling $1,227,508         1,030,843
   Inventory                                                          1,000,729
   Prepaid royalties and other expenses                                 179,802
   Note receivable                                                       20,000
                                                                   ------------
           Total current assets                                       2,523,897

Furniture and equipment, net                                             89,009
Intangibles and other assets, net                                        12,011
                                                                   ------------
           Total assets                                            $  2,624,917
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
   Note payable                                                    $     67,126
   Accounts payable                                                     220,598
   Customer advance payments                                            806,168
   Bank debt                                                            820,000
   Accrued expenses                                                   1,555,311
   Trade note payable                                                    15,301
                                                                   ------------
           Total current liabilities                                  3,484,504

Bank debt, net of current portion                                       240,000
Note payable, net of current portion                                      5,774
                                                                   ------------
           Total liabilities                                          3,730,278

Stockholders' deficit:
   Common stock, no par value (40,000,000 shares authorized;
         10,221,237 issued and 9,989,337 outstanding)                 9,179,827
   Additional paid-in capital                                         1,155,479
   Accumulated deficit                                              (10,939,250)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                   ------------
           Total stockholders' deficit                               (1,105,361)
                                                                   ------------
           Total liabilities and stockholders' deficit             $  2,624,917
                                                                   ============




               See accompanying notes to the financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                       Three Months ended           Nine Months ended
                                                            March 31,                   March 31,
                                                   -------------------------    -------------------------

                                                       2002          2001           2002          2001
                                                   -------------------------    -------------------------
Net sales                                          $ 3,626,289   $ 2,691,479    $ 7,929,936   $ 6,426,806

Cost of sales                                        1,910,678     1,721,775      4,244,652     3,885,967
                                                   -------------------------    -------------------------

Gross profit                                         1,715,611       969,704      3,685,284     2,540,839

Operating expenses:
    Product development                                 91,987       194,973        312,559       552,445
    Selling, general and administrative                680,806     1,435,967      2,258,282     4,424,350
                                                   -------------------------    -------------------------
        Total operating expenses                       772,793     1,630,940      2,570,841     4,976,795
                                                   -------------------------    -------------------------

Operating income (loss)                                942,818      (661,236)     1,114,443    (2,435,956)

Interest expense, net                                   31,416        33,376        104,159        64,099
                                                   -------------------------    -------------------------

Income (loss) from continuing operations  before
   income taxes                                        911,402      (694,612)     1,010,284    (2,500,055)

Provision (benefit) for income taxes                     - 0 -       (27,307)           800       (39,099)
                                                   -------------------------    -------------------------

Income (loss) from continuing operations               911,402      (667,305)     1,009,484    (2,460,956)


Loss from discontinued operation (Note 4)                - 0 -      (100,822)         - 0 -       (33,166)
                                                   -------------------------    -------------------------

Net income (loss)                                  $   911,402   ($  768,127)   $ 1,009,484   ($2,494,122)
                                                   ===========   ===========    ===========   ===========

Net income (loss) per common share:

        - Basic                                    $      0.09   ($     0.08)   $      0.10   ($     0.26)
                                                   ===========   ===========    ===========   ===========
        - Diluted                                  $      0.09   ($     0.08)   $      0.10   ($     0.26)
                                                   ===========   ===========    ===========   ===========

Weighted average common shares
    outstanding - Basic                              9,989,337     9,749,975      9,989,337     9,749,975

Dilutive effect of common stock equivalents              - 0 -         - 0 -          - 0 -         - 0 -
                                                   -----------   -----------    -----------   -----------
Weighted average common shares
     outstanding - Diluted                           9,989,337     9,749,975      9,989,337     9,749,975
                                                   ===========   ===========    ===========   ===========

               See accompanying notes to the financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine months ended
                                                                              March 31,
                                                                     --------------------------
                                                                         2002           2001
                                                                     -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                $ 1,009,484    ($2,494,122)
    Adjustment to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
    Depreciation, amortization and other non-cash items                  111,639        176,912
    Provision for sales returns, price markdowns and bad debt            811,936      1,984,618
    Provision for inventory obsolescence                                 248,238        225,917
    Sell-through of prior year customer advance payments              (1,636,503)         - 0 -
    Loss from discontinued operation                                       - 0 -         33,166
    Changes in items affecting operations:
             Restricted cash                                              30,000          - 0 -
             Accounts receivable                                        (297,902)    (2,238,484)
             Prepaid royalties and other expenses                         80,381       (318,070)
             Inventory                                                 2,318,887     (1,590,097)
             Accounts payable                                         (1,528,177)       378,863
             Customer advance payments                                (1,042,742)     1,576,670
             Accrued expenses                                            846,025        339,469
                                                                     -----------    -----------
Net cash provided by (used in) operating activities                      951,266     (1,925,158)
                                                                     -----------    -----------
Cash flows from investing activities:
    Purchase of furniture and equipment                                  (27,341)       (37,916)
    Purchase of software rights and other assets                          (1,375)        (4,980)
                                                                     -----------    -----------
Net cash (used in) investing activities                                  (28,716)       (42,896)
                                                                     -----------    -----------
Cash flows from financing activities:
    Proceeds from credit facility/bank debt                              280,000      3,650,000
    Repayments of credit facility/bank debt                             (420,000)    (2,650,000)
    Proceeds from note receivable                                         90,000          - 0 -
    Repayments of trade notes payable                                   (468,779)         - 0 -
    Repayments of convertible subordinated debt                            - 0 -       (150,000)
    Repayments of note payable                                           (46,801)       (40,641)
    Repayments of capital lease obligations                              (90,184)       (82,324)
                                                                     -----------    -----------
Net cash (used in) provided by financing activities                     (655,764)       727,035

Effect of exchange rate changes on cash and cash equivalents               - 0 -        (12,099)

Net cash provided by discontinued operation                                - 0 -        229,921
                                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents                     266,786     (1,023,197)

Cash and cash equivalents:
    Beginning of period                                                   25,737      1,139,178
                                                                     -----------    -----------
    End of period                                                    $   292,523    $   115,981
                                                                     ===========    ===========

Supplemental cash flow information:
    Cash paid for interest                                           $   108,321    $    76,458
                                                                     ===========    ===========
Non cash investing and financing activities:
    Conversion of selected accounts payable to trade notes payable   $   484,080    $     - 0 -
                                                                     ===========    ===========
    Acquisition of furniture, equipment through capital leases       $     - 0 -    $   294,921
                                                                     ===========    ===========

               See accompanying notes to the financial statements.

                                  eGames, Inc.

Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2001 should be read in conjunction with the accompanying statements. These statements include all adjustments the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Dollar amounts discussed within the Company's "Notes to Financial Statements" have been rounded to the nearest thousand ('000).

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

Revenue Recognition

Product Sales:
--------------
The Company has determined that it does not have the ability to make reliable estimates of product returns for shipments to drug store retailers in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists" and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This determination was made based upon receipt of delayed reporting of sell-through results from its drug store retailers, which have not historically sold consumer entertainment PC software products. Accordingly, the Company's revenues associated with product shipments to drug store retailers are recognized based on the timing of the actual sell-through of the Company's products to the end consumer at the retail location as reported to the Company from the respective drug store retailer.

Revenues associated with the Company's product shipments to its customers that traditionally have sold consumer PC software products (i.e., mass merchant retailers or distributors serving such retailers) are recognized at the time title to the inventory passes to these customers, less a provision for anticipated product returns based upon, among other factors: historical product return results, analysis of customer provided product sell-through and field inventory data when available to the Company, and review of outstanding return material authorizations ("RMA's"). Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sale transaction.

Customers generally have the right to return products purchased from the Company. The Company recognizes product sales to its customers that have traditionally sold consumer PC software products, in accordance with the criteria of SFAS No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay the Company, title of the product transfers to the buyer, the buyer has economic substance apart from the Company, the Company does not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale. While the Company has no other obligations to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

Allowance For Product Returns and Price Markdowns:
--------------------------------------------------
The Company distributes the majority of its products through several third-party distributors and directly to national and regional retailers. The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. For shipments to its customers that have traditionally sold consumer entertainment PC software products, the Company records an allowance for product returns and price markdowns as a reduction of gross sales at the time title of the products passes to the customer. At the end of each reporting period, the remaining balance of this allowance is reflected as a reduction of accounts receivable balance within the Company's Balance Sheet.

During the quarters ended March 31, 2002 and 2001, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were $132,000 and $382,000, or 9% and 24% of related gross product shipments, respectively. During the nine months ended March 31, 2002 and 2001, the Company's provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were $657,000 and $1,469,000 or 15% and 30% of related gross product shipments, respectively. During fiscal 2002, the Company has experienced improved sell-through of its products being distributed to a more concentrated group of retail customers that have historically sold the Company's consumer entertainment PC software products successfully, while increasing the number of retail placement slots for the Company's products at these retail locations.

Customer Advance Payments

Although the Company recognizes revenue from drug store retailers based on the timing of the actual sell-through of the Company's products to the end consumer, the Company may receive payments from these drug store retailers in advance of such products being sold to the end consumer. As of March 31, 2002, the Company had received $806,000 in net customer payments from certain drug store retailers for products shipped to such retailers prior to the sale of such products to the end consumer being reported to the Company by these retailers. These payments are recorded as customer advance payments in the Company's Balance Sheet until such time as the products are actually sold through to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as revenue.

During the Company's fiscal 2002 third quarter, the customer advance payments balance was significantly reduced as a result of the Company's agreement with one of its drug store retailers, as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the agreement discussed in Note 8 "Subsequent Event" will impact the customer advance account during the Company's fiscal 2002 fourth quarter.

Prepaid Royalties

Prepaid royalties represent advance payments made to licensors of software and intellectual properties used in the Company's products. Prepaid royalties are expensed at contractual royalty rates based on net product sales.

Marketing and Sales Incentive Costs

Marketing costs the Company pays its resellers, such as advertising fees, are charged to expense as incurred and were $29,000 and $295,000 for the quarters ended March 31, 2002 and 2001, respectively and were $305,000 and $1,067,000 for the nine months ended March 31, 2002 and 2001, respectively.

Sales incentive costs, such as rebates and coupons, that the Company offers to the retail consumer, are recorded as reductions to net sales as incurred and were $13,000 and $172,000 for the quarters March 31, 2002 and 2001, respectively and were $187,000 and $485,000 for the nine months ended March 31, 2002 and 2001, respectively.

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

2.  Comprehensive Income (Loss)

On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:

                                                Three Months Ended          Nine Months Ended
                                                     March 31,                  March 31,
                                              ---------------------     -------------------------
                                                 2002        2001           2002         2001
                                              ---------  ----------     -----------  ------------
Net income (loss)                             $ 911,000  ($ 768,000)    $ 1,009,000  ($ 2,494,000)
Other comprehensive income (loss):
    Foreign currency translation adjustment       - 0 -     (19,000)          - 0 -        (5,000)
                                              ---------  ----------     -----------  ------------
Comprehensive income (loss)                   $ 911,000  ($ 787,000)    $ 1,009,000  ($ 2,499,000)
                                              =========  ==========     ===========  ============

3.  Common Stock Trading

Effective April 2, 2001, the Company's common stock began trading on the OTC Bulletin Board ("OTC BB") under the symbol EGAM. The Company's common stock had previously traded on the Nasdaq SmallCap Market under the symbol EGAM. On March 15, 2002, the Company's common stock was no longer eligible to be traded on the OTC BB because the Company was not current with its reporting requirements under the Securities Exchange Act of 1934, as amended (the "1934 Act"). Effective April 19, 2002, the Company's common stock listed again on the OTC BB, after the Company became current with its 1934 Act filings.

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

Net sales for the discontinued operation for the quarter ended March 31, 2001 were $373,000 and for the nine months ended March 31, 2001 were $1,732,000. Loss from the discontinued operation was ($101,000) for the quarter ended March 31, 2001. Loss from the discontinued operation for the nine months ended March 31, 2001 was ($33,000), which was net of an income tax benefit of $19,000.

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

On November 2, 2001 the Company and Fleet Bank entered into an agreement to pay off the then outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The terms of the agreement provide, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. As of May 3, 2002, the Company had made 7 of these 22 monthly payments to Fleet Bank. The terms of the agreement also require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. As of March 31, 2002 and May 3, 2002, the Company was in compliance with the terms of this agreement. This loan has been classified as "bank debt", within the Company's Balance Sheet. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of March 31, 2002, the principal balance outstanding on this term loan was $1,060,000, and as of May 3, 2002, the principal balance outstanding on this term loan was $960,000.

7.  Liquidity

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable; the timeliness of product returns and the Company's ability to resell such products after return; the creditworthiness of the primary distributors and retail customers of the Company's products; the continuing retail demand for value-priced consumer entertainment PC game software; the development and sell-through of the Company's products, the costs of developing, producing and marketing such products; and various other factors, many of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. There can be no assurance that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

8.  Subsequent Event

In April 2002, the Company entered into an agreement with one of its drug store retail customers, which among other things modified the terms of sale to this retailer. This agreement made all prior sales between the Company and this retailer final and eliminated any further right of product return. As a result of this agreement, the Company will recognize net sales of approximately $1,100,000, which had been deferred in accordance with the Company's revenue recognition policy requiring the Company to recognize sales relating to product shipments to drug store retailers based on reported product sell-through. These net sales will result in approximately $1,000,000 in net income after recognizing the product costs and royalty expenses associated with these sales, and the favorable impact attributable to the reversal of certain accruals for reclamation costs and marketing promotional expenses associated with sales to this retailer. The impact from this agreement will be recognized during the Company's fiscal fourth quarter ending June 30, 2002.

9.  Dependence on Large Customer

The Company now relies primarily on a concentrated group of large customers, due to the decision, during fiscal 2002, to cease distributing its products directly to drug store retailers and refocus its efforts on distributing its products to mass-merchant retailers that have traditionally sold value-priced consumer entertainment PC software. The majority of the Company's current sales are to mass-merchant retailers, and distributors serving such retailers, and in particular to Infogrames, Inc., ("Infogrames"). Infogrames is the Company's primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart and Best Buy. In the event that the Company loses its distribution capability through Infogrames, it would significantly harm the Company's financial condition and its ability to continue as a going concern.

Excluding all net sales to drug store retailers for the quarters ended March 31, 2002 and 2001, the Company would have reported net sales of $1,301,000 and $1,427,000, respectively. Infogrames accounted for $599,000 and $167,000, respectively, in net sales during those periods, or 46% and 12% of the Company's net sales, respectively. Excluding all net sales to drug store retailers for the nine months ended March 31, 2002 and 2001, the Company would have reported net sales of $3,844,000 and $3,681,000, respectively. Infogrames accounted for $1,814,000 and $714,000, respectively, in net sales during those periods, or 47% and 19% of the Company's net sales, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying financial statements as of March 31, 2002 include the accounts of eGames, Inc. (the "Company") and its previously wholly-owned subsidiary that is presented as a discontinued operation. Dollar amounts discussed within the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been rounded to the nearest thousand ('000).

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding the Company's ability to maintain the increased number of its consumer entertainment PC software titles carried by Wal-Mart, K-Mart and Best Buy; the Company's potential to improve its operational profitability by focusing its sales efforts on the North American traditional software retail channel rather than the drug store retail channel; the Company's determination during fiscal 2002 to cease distributing its consumer entertainment PC software titles directly to drug store retailers; the level of the Company's international net sales remaining at between 1% and 3% of the Company's net sales for the remainder of fiscal 2002; the ability of the Company's international product distribution to earn a royalty for the Company; the success of the Company's efforts to increase sales of its products via the Internet; the Company's ability to continue to achieve cost reductions in its operations; the sufficiency of the Company's cash and working capital balances to fund the Company's operations for the foreseeable future; the anticipated financial effects of the agreement the Company entered into with one of its drug store retail customers in April 2002; the expectation that certain new accounting pronouncements will not have a significant impact on the Company's results of operations, financial position or cash flows; as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, among others discussed elsewhere in this report, could cause the Company's actual results to differ materially from those indicated by the forward-looking statements contained in this report: the market acceptance and successful sell-through results for the Company's products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold; the continued successful business relationship between the Company and Infogrames, Inc., as one of the Company's largest customers and the exclusive distributor to Wal-Mart, K-Mart and Best Buy; the ability of the Company to accurately estimate sell-through volume when an order is shipped to, or received by, a customer that has traditionally sold consumer entertainment PC software; the amount of unsold product that is returned to the Company by retail stores; the Company's ability to accurately predict the amount of product returns and price markdowns that will occur and the adequacy of the reserves established for such product returns and price markdowns; the success of the Company's distribution strategy, including its ability to continue to increase the distribution of its products into key North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms; the allocation of shelf space for the Company's products in major retail chain stores; the Company's ability to negotiate lower product promotional costs in its distribution and retail relationships; the ability of the Company's international product distribution to earn a royalty for the Company and the ability of licensors to pay the Company such royalties; the Company's success in achieving additional cost savings and avoiding unforeseeable expenses for the remainder of fiscal 2002; the Company's ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; increased selling, general and administrative costs, including increased legal expenses; the continued increase in the number of computers in homes in North America and the world; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing the Company's products; the Company's ability to license or develop quality content for its products; the Company's ability to access alternative distribution channels and the success of the Company's efforts to develop its Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; and various other factors, many of which are beyond the Company's control. Risks and uncertainties that may affect the Company's future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" in the Company's Form 10-KSB for the fiscal year ended June 30, 2001 and Forms 10-QSB for the quarters ended

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

September 30, 2001 and December 31, 2001, as filed with the Securities and Exchange Commission.

Critical Accounting Policies

The Company's significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. The Company considers its accounting policies with respect to revenue recognition and the valuation of inventory to be critical.

Revenue Recognition

In accordance with Generally Accepted Accounting Principles, significant management judgments and estimates must be made and used in connection with the Company's revenue that is recognized in any reporting period. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates for product returns, price markdowns and product sell-through rates. These differences, if material, would significantly affect the Company's operating results and financial condition.

The Company distributes the majority of its consumer entertainment PC software products to customers that traditionally have sold consumer entertainment PC software products (i.e., mass merchant retailers and distributors serving such retailers). The distribution of these products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. The Company recognizes revenues for product shipments to these customers at the time title to the inventory passes to these customers, by reducing gross sales by a provision for anticipated product returns and price markdowns. This provision is based upon, among other factors: historical product return and price markdown results, analysis of customer provided product sell-through and field inventory data when available to the Company, and review of outstanding return material authorizations. The adequacy of the Company's provision for product returns and price markdowns is reviewed at the close of each reporting period and any adjustments (positive or negative) are recorded when deemed necessary.

The Company recognizes revenues from product shipments to its customers that have traditionally sold consumer entertainment PC software products, in accordance with the criteria of SFAS No. 48, "Revenue Recognition When the Right of Return Exists", at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay the Company, title of the product transfers to the buyer, the buyer has economic substance apart from the Company, the Company does not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sale transaction.

The Company has determined that it does not have the ability to make reliable estimates of product returns for shipments to drug store retailers in accordance with SFAS No. 48, and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This determination was made based upon receipt of delayed reporting of sell-through results from its drug store retailers, which have not historically sold consumer entertainment PC software products. Accordingly, the Company's revenues associated with product shipments to drug store retailers are recognized based on the timing of the actual sell-through of the Company's products to the end consumer at the retail location as reported to the Company from the respective drug store retailer. During fiscal 2002, the Company ceased granting terms of sale to drug store retailers allowing for product returns. Additionally, during fiscal 2002, the Company has entered into agreements with two of its drug store retailers, which amoung other things, modified the terms of previous product shipments. These agreements made all prior sales to these retailers final and eliminated any further right of product return (see discussion below of the Company's fiscal 2002 third quarter agreement with one of its drug store retail customers and the "Subsequent Event" discussed in Note 8 to the Financial Statements in Part I, Item 1).

Inventory Valuation

The Company's accounting policy for inventory valuation requires the Company's management to make estimates and assumptions that affect the reported amounts of inventory and cost of sales for any reporting period. Material differences may result in the Company's valuation of its inventory at the close of any reporting period or the amount reflected as cost of sales during any reporting period, if management made different judgments or utilized different estimates with respect

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

to provisions for the potential impairment of its inventory value for any reporting period. These differences, if material, would significantly affect the Company's operating results and financial condition.

The Company is exposed to product obsolescence due to the relatively short product life cycles (averaging six to twenty-four months) of its consumer entertainment PC software products. From time to time, the Company or its competitors may introduce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products, which would require the Company to write-down the value of such inventory. Additionally, from time to time, the Company has been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements for product content may also expire before such inventory has been sold. The Company may also from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product, causing the Company to liquidate these excess quantities of remaining inventory at close out prices below the Company's carrying costs and in excess of the Company's provision for obsolescence. The adequacy of the Company's provision for inventory obsolescence is reviewed, by product, at the close of each reporting period and any adjustments (positive or negative) are recorded when deemed necessary.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Net Sales

Net sales for the quarter ended March 31, 2002 were $3,626,000 compared to $2,691,000 for the quarter ended March 31, 2001, representing an increase of $935,000 or 35%. The $935,000 increase in net sales was due primarily to an increase in net sales of $1,061,000 recognized from product shipments to drug store retailers (see discussion below of the Company's fiscal 2002 third quarter agreement with one of its drug store retail customers) and an increase in net sales of $130,000 to North American traditional software distributors and retailers. These increases were partially offset by decreases in net sales to promotional customers of $225,000 and net sales to international customers of $31,000.

During fiscal 2001, the Company had established its first "Store-in-a-Store" entertainment software display sections in approximately 4,000 drug store retailers. The establishment of these Store-In-A-Store software display sections within certain national and regional drug store retailers was intended to help secure longer-term placement of the Company's products in this retail channel, with the goal of increasing product sell through volume, while decreasing the rate of product returns due to longer product exposure on these retailers' product shelves.

During the quarter ended March 31, 2002, the Company decided to cease distributing PC software titles directly to these retailers, due to:

          o increasing demand on available working capital resources caused largely by the costs of expensive disposable merchandising displays;
          o increased inventory levels that resulted from more product returns from under-performing promotional programs at these retailers;
          o the costs and resources required to continually revamp the Company's product offering to support these repeated promotional programs; and
          o the increased demand for consumer and retailer incentives such as rebates and instant price markdowns to help support the eventual product sell-through to the end consumer.

The increase in net sales recognized from product shipments to drug store retailers for the three months ended March 31, 2002 was due primarily to an agreement entered into between the Company and one of its drug store retail customers during the Company's fiscal 2002 third quarter which, among other things, modified the terms of previous product shipments. The agreement made all prior sales to this retailer final and eliminated any further right of product return. Based upon the terms of the agreement, the Company recognized net sales of approximately $2,115,000 during the three months ended March 31, 2002. These net sales had been deferred in accordance with the Company's revenue recognition policy requiring the Company to recognize sales relating to product shipments to drug store retailers based on the timing of the actual sell-through of the Company's products to the end consumer as reported to the Company from the respective drug store retailer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Excluding the impact from this agreement, the Company would have reported approximately $1,511,000 in net sales for the quarter ended March 31, 2002, representing a net sales decrease of $1,180,000 compared to the same period a year earlier. This decrease in net sales is a direct result of the Company's decision to cease distributing its products directly to drug store retailers.

The net sales increase to North American traditional software distributors and retailers resulted largely from increased distribution through Infogrames, Inc., the Company's primary North American distributor that services the major mass-merchant retailers in North America, including Wal-Mart, K-Mart and Best Buy. Improved sell-through of the Company's products at these retail stores also contributed to the net sales increase and was a contributing factor in the retailers' decision to increase the number of retail placement slots for the Company's products at these retail stores.

Compared to the quarter ended March 31, 2001, the Company has been able to increase both the number of its individual software titles carried by these retail stores and the number of total stores distributing a selection of the Company's software titles. These mass-merchant retailers - Wal-Mart, K-Mart and Best Buy - have developed a history of successfully merchandising consumer entertainment PC software and cost effectively managing consumer entertainment PC software inventory levels. The Company's management believes that by focusing its sales efforts on the North American traditional software retail channel, rather than on the drug store retail channel, the Company's operational profitability may improve due to improved product sell-through and fewer product returns in the traditional retail sector compared to the drug store retail channel.

Due to the Company's decision during fiscal 2002 to cease distributing its consumer entertainment PC software products directly to drug store retailers and to focus instead on distributing its products to mass-merchant retailers that have traditionally sold value-priced consumer entertainment PC software, the Company now relies primarily on a concentrated group of large customers. The majority of the Company's current sales are to mass-merchant retailers, and distributors serving such retailers, and in particular to Infogrames, Inc., ("Infogrames"). Infogrames is the Company's primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart and Best Buy. In the event that the Company loses its distribution capability through Infogrames, it would significantly harm the Company's financial condition and its ability to continue as a going concern. Excluding all net sales to drug store retailers for the quarters ended March 31, 2002 and 2001, the Company would have reported net sales of $1,301,000 and $1,427,000, respectively. Infogrames accounted for $599,000 and $167,000, respectively, in net sales during those periods, or 46% and 12% of the Company's net sales, respectively.

The Company liquidated certain inventory stock at closeout selling prices, yielding minimal to no profit margin, during the quarters ended March 31, 2002 and 2001 in net sales amounts of $350,000 and $514,000, respectively, in order to raise cash to address liquidity requirements during those time periods. These amounts are included in the net sales to North American traditional software distributors and retailers. These product sales had no right-of-return associated with them, and the Company required the customer's payment at the time of shipment, or shortly thereafter.

The Company's net sales to promotional customers for the quarter ended March 31, 2001 were $225,000 compared to no such sales for the same quarter during the current fiscal year.

The Company's international net revenues, including both product net sales and royalty revenues, for the quarter ended March 31, 2002, decreased by $31,000 compared to the prior year period. The primary cause for this decrease was the softening retail demand for consumer entertainment PC software experienced by European retailers during this period. As a percentage of net sales, the Company's international net revenues represented approximately 1% and 3% of the Company's net sales for the quarters ended March 31, 2002 and 2001, respectively. The Company anticipates that international net revenues will range from 1% to 3% of the Company's net sales for the remainder of fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 11, 2001, the Company sold its wholly-owned subsidiary, "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. By effecting this sale, the Company transitioned the majority of its international product distribution efforts to a licensing revenue model, under which the Company no longer bears the working capital risk of supporting these multi-country product sales efforts, but anticipates earning a royalty fee based upon net product sales covered under various licensing arrangements with third-party developers. The Company has reflected the net sales activity for this operation as a discontinued operation for the comparable prior year period within the Company's Statements of Operations. Net sales for the discontinued operation for the quarter ended March 31, 2001 was $373,000.

The Company has continued to implement programs designed to increase sales of its products over the Internet, including: entering into agreements with larger, high-profile companies that offer the Company's consumer entertainment PC software titles as "value added" additions to their own consumer promotional offerings; continual improvements and updates to its website and electronic distribution capabilities; and incorporation of optional, user-friendly on-line functionality into its products. Net sales of the Company's products via the Internet for the quarters ended March 31, 2002 and 2001 were $60,000 and $43,000, respectively, or approximately 2% of the Company's net sales for each of these periods.

Most of the Company's non-exclusive arrangements with its traditional software distributors and retailers allow for product returns or price markdowns. During the quarters ended March 31, 2002 and 2001, the Company's provision for product returns and price markdowns relating to product shipments to its traditional software customers totaled approximately $132,000 and $382,000, or 9% and 24% of related gross product shipments, respectively. This $250,000 decrease in the provision for product returns and price markdowns largely related to decreased distribution to certain office superstore customers that returned the Company's product or required price markdowns of the Company's products during the period a year ago in connection with these retailers' transition away from value-priced casual gaming software titles. The decrease in the provision for product returns and price markdowns was also due to improved product sell-through at mass-merchant retail stores, combined with the Company's analysis of historical product returns from these customers.

Cost of Sales

Cost of sales for the quarter ended March 31, 2002 were $1,911,000 compared to $1,722,000 for the quarter ended March 31, 2001, representing an increase of $189,000 or 11%. The primary reasons for this $189,000 increase in cost of sales was a $387,000 increase in product costs largely associated with the increase in product sales and a $149,000 increase in the provision for inventory obsolescence caused primarily by discontinuance of various end of lifecycle PC software products and retail drug store display units, and the scrapping of unsold, date-sensitive brand name licensed products that the Company no longer had the right to distribute. These cost of sales increases were partially offset by a $311,000 decrease in reclamation and other costs primarily because the Company no longer distributes its products to drug store retailers, and specifically due to the agreement reached with one of these drug store retailers that enabled the Company to reverse $105,000 in prior reclamation expense accruals. Additionally, freight expense decreased by $75,000 due largely to reduced product shipments to drug store retailers. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the quarter ended March 31, 2002 increased to 47.3% of net sales from 36.0% of net sales for the quarter ended March 31, 2001. This 11.3% increase in gross profit margin was caused primarily by decreases, as a percentage of net sales, of:

          o  11.0% in reclamation and other related costs;
          o  3.6% in freight costs;
          o  1.8% in developer royalty costs;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

which were partially offset by increases, as a percentage of net sales, of:

          o  4.5% in provision for inventory obsolescence; and
          o  0.6% in product costs.

The 11.0% and 3.6% decreases in reclamation and other related costs and in freight costs were almost entirely attributable to the cost savings achieved by the fiscal 2002 third quarter agreement the Company entered into with one of its drug store retailers . This agreement enabled the Company to reverse $105,000 in prior reclamation expense accruals and to currently recognize revenue on product shipments made during prior reporting periods, where freight costs associated with such product shipments had already been recognized.

The 1.8% decrease in developer royalty costs was largely due to the increase in revenue recognized from non-royalty sensitive third-party publisher products that were not returned to the Company in accordance with the Company's fiscal 2002 third quarter agreement with one of its drug store retailers.

The 4.5% increase in the provision for inventory obsolescence was caused primarily by the discontinuance of various end of lifecycle PC software products and retail drug store display units, and the scrapping of unsold, date-sensitive brand name licensed products that the Company no longer had the right to distribute.

The 0.6% increase in product costs resulted primarily from non-recurring promotional sales to drug store retailers, which had discounted pricing.

Operating Expenses

Product development expenses for the quarter ended March 31, 2002 were $92,000 compared to $195,000 for the quarter ended March 31, 2001, a decrease of $103,000 or 53%. This decrease was caused primarily by a decrease in salary and related costs due to employee layoffs effected by the Company in July and August 2001.

Selling, general and administrative expenses for the quarter ended March 31, 2002 were $681,000 compared to $1,436,000 for the quarter ended March 31, 2001, a decrease of $755,000 or 53%. Most of this $755,000 decrease was caused by decreases of:

          o $266,000 in marketing promotional expenses primarily as a result of decreased product shipments to drug store retailers and office super store retailers;
          o $170,000 in salary related costs primarily from the employee layoffs effected by the Company in January, July and August 2001;
          o $110,000 in litigation costs related to the non-recurrence of litigation and related expenses incurred in fiscal 2001;
          o $47,000 in bad debt expense due to improved strength in customers' receivables;
          o $42,000 in trade show and travel costs due to the concentration of the Company's customer base; and
          o $23,000 in depreciation and amortization expenses related to expiring assets.

As a result of the Company's recent liquidity issues, during fiscal 2002, the Company has attempted to achieve cost reductions in all aspects of its operations, in order to improve its ongoing viability as a going concern.

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2002 was approximately $31,000 compared to approximately $33,000 for the quarter ended March 31, 2001, a decrease of $2,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision (Benefit) for Income Taxes

Provision for income taxes for the quarter ended March 31, 2002 was zero compared to a benefit for income taxes of ($27,000) for the quarter ended March 31, 2001, a decrease in benefit for income taxes of $27,000. This $27,000 decrease in the benefit for income taxes was primarily due to the $1,606,000 increase in the Company's income from continuing operations before income taxes for the quarter ended March 31, 2002, which was offset by the benefit from the utilization of the Company's net operating loss carry-forward.

Income (Loss) from Continuing Operations

As a result of the various factors discussed above, and in particular the Company's fiscal 2002 third quarter agreement with one of its drug store retailers to make all prior sales final, the Company recognized $911,000 in income from continuing operations for the quarter ended March 31, 2002, compared to a ($667,000) loss from continuing operations for the quarter ended March 31, 2001, an increase of $1,578,000 in income from continuing operations. Excluding the impact from this agreement, which the Company is not likely to experience during the same period next year, the Company would have reported a loss from continuing operations of approximately ($211,000) for the quarter ended March 31, 2002, representing a decrease in loss from continuing operations of $456,000 compared to the same period a year earlier.

Loss from Discontinued Operation

Loss from discontinued operation for the quarter ended March 31, 2001 was ($101,000). This ($101,000) loss from discontinued operation was caused primarily by $195,000 in gross profit, less $294,000 in selling, general and administrative expenses and $2,000 in interest expense.

Net Income (Loss)

As a result of the factors discussed above and in particular the Company's fiscal 2002 third quarter agreement with one of its drug store retailers to make all prior sales final, net income increased to $911,000 for the quarter ended March 31, 2002 from a net loss of ($768,000) for the quarter ended March 31, 2001, an increase in net income of $1,679,000. Excluding the impact from this agreement, which the Company is not likely to experience during the same period next year, the Company would have reported a net loss of approximately ($211,000) or ($0.02) per diluted share, for the quarter ended March 31, 2002, representing a decrease in the net loss of $557,000 compared to the same period a year earlier.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 239,362 for the quarter ended March 31, 2002 to 9,989,337 from 9,749,975 for the quarter ended March 31, 2001. This 239,362 increase in weighted average common shares outstanding was caused primarily by an increase in the number of common stock shares outstanding. Although the Company recognized net income for the quarter ended March 31, 2002, no common stock equivalents were used in this weighted average common shares calculation, since none of these instruments were "in-the-money" and so their inclusion in the calculation would have been an anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Nine Months Ended March 31, 2002 and 2001

Net Sales

Net sales for the nine months ended March 31, 2002 were $7,930,000 compared to $6,427,000 for the nine months ended March 31, 2001, representing an increase of $1,503,000 or 23%. The $1,503,000 increase in net sales was due primarily to an increase in net sales of $1,340,000 recognized from product shipments to drug store retailers (see discussion below of the Company's fiscal 2002 third quarter agreement with one of its drug store retail customers), and an increase in net sales of $426,000 to North American traditional software distributors and retailers. These increases were partially offset by a $225,000 decrease in net sales to promotional customers and a $38,000 decrease in net sales to international customers.

Based upon the terms of an agreement the Company reached with one of its drug store retail customers during the Company's fiscal 2002 third quarter, the Company recognized net sales of approximately $2,115,000 during the nine months ended March 31, 2002, which had been deferred in accordance with the Company's revenue recognition policy requiring the Company to recognize sales relating to product shipments to drug store retailers based on the timing of the actual sell-through of the Company's products to the end consumer as reported to the Company from the respective drug store retailer. Excluding the impact from this agreement, the Company would have reported approximately $5,815,000 in net sales for the nine months ended March 31, 2002, representing a net sales decrease of $612,000 compared to the same period a year earlier.

The $426,000 net sales increase to North American traditional software distributors and retailers resulted largely from increased distribution through Infogrames, Inc., ("Infogrames"). Infogrames is the Company's primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart and Best Buy. During fiscal 2002, the Company decided to cease distributing its consumer entertainment PC software products directly to drug store retailers and to focus instead on distributing its products to mass-merchant retailers that have traditionally sold value-priced consumer entertainment PC software. The Company now relies primarily on a concentrated group of large customers, and particularly on Infogrames for distributing its products to these mass-merchant retailers. Excluding all net sales to drug store retailers for the nine months ended March 31, 2002 and 2001, the Company would have reported net sales of $3,844,000 and $3,681,000, respectively. Infogrames accounted for $1,814,000 and $714,000, respectively, in net sales during those periods, or 47% and 19% of the Company's net sales, respectively.

The Company liquidated certain inventory stock at closeout selling prices, yielding minimal to no profit margin, during the nine months ended March 31, 2002 and 2001 in net sales amounts of $696,000 and $606,000, respectively, in order to raise cash to address liquidity requirements during those periods. These amounts are included in the net sales to North American traditional software distributors and retailers. These product sales had no right-of-return associated with them, and the Company required the customer's payment at the time of shipment, or shortly thereafter.

The Company's net sales to promotional customers for the nine months ended March 31, 2001 were $225,000 compared to no such sales during the same period for the current fiscal year.

The Company's international net revenues, inclusive of both product net sales and royalty revenues, for the nine months ended March 31, 2002 decreased by $38,000 compared to the prior year period. As a percentage of net sales, the Company's international net revenues represented approximately 4% and 5% of the Company's net sales for the nine months ended March 31, 2002 and 2001, respectively. The Company anticipates that international net revenues will range from 1% to 3% of the Company's net sales for the remainder of fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 11, 2001, the Company sold its wholly-owned subsidiary, "eGames Europe Limited", located in the United Kingdom, to a non-related third-party. The Company has reflected the net sales activity for this operation as a discontinued operation for the comparable prior year period within the Company's Statements of Operations. Net sales for the discontinued operation for the nine months ended March 31, 2001 was $1,732,000.

Net sales of the Company's products via the Internet for the nine months ended March 31, 2002 and 2001 were $167,000 and $118,000, respectively, or approximately 2% of the Company's net sales for each of these periods.

During the nine months ended March 31, 2002 and 2001, the Company's provision for product returns and price markdowns relating to product shipments to its traditional software customers totaled approximately $657,000 and $1,469,000, or 15% and 30% of related gross product shipments, respectively. This $812,000 decrease in the provision for product returns and price markdowns largely related to decreased distribution to certain office superstore customers that returned the Company's product or required price markdowns of the Company's products during the period a year ago in connection with these retailers' transition away from value-priced casual gaming software titles. The decrease in the provision for product returns and price markdowns was also due to improved product sell-through of the Company's products at mass-merchant retail stores, combined with the Company's analysis of historical product returns from these customers.

Cost of Sales

Cost of sales for the nine months ended March 31, 2002 were $4,245,000 compared to $3,886,000 for the quarter ended March 31, 2001, representing an increase of $359,000 or 9%. The primary reasons for this $359,000 increase in cost of sales were increases of $529,000 in product costs and $245,000 in royalty costs, which were both largely associated with the increase in product sales of the Company published software titles. These cost of sales increases were partially offset by a $240,000 decrease in reclamation and other costs primarily because the Company no longer distributes its products to drug store retailers, and specifically due to the agreement reached with one of these retailers that enabled the Company to reverse $105,000 in prior reclamation expense accruals. Additionally, freight expense decreased by $197,000 primarily because of the reduced product shipments to drug store retailers. Product costs consist mainly of replicated compact discs, printed materials, protective jewel cases and boxes for certain products.

Gross Profit Margin

The Company's gross profit margin for the nine months ended March 31, 2002 increased to 46.5% of net sales from 39.5% of net sales for the nine months ended March 31, 2001. This 7.0% increase in gross profit margin was caused primarily by decreases, as a percentage of net sales, of:

          o  4.3% in reclamation and other related costs;
          o  3.8% in freight costs;
          o  0.4% in provision for inventory obsolescence;

which were partially offset by an increase, as a percentage of net sales, of:

          o  1.5% in developer royalty costs.

The 4.3% and 3.8% decreases in reclamation and other related costs and in freight costs were almost entirely attributable to the cost savings achieved by the fiscal 2002 third quarter agreement the Company entered into with one of its drug store retailers. This agreement enabled the Company to reverse $105,000 in prior reclamation expense accruals and to currently recognize revenue on product shipments made during prior reporting periods, where freight costs associated with such product shipments had already been recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The 0.4% decrease in the provision for inventory obsolescence was caused primarily by the reduction in the discontinuance of various end-of- lifecycle PC software products.

The 1.5% increase in developer royalty costs was primarily due from the continued increase in the cost for the Company to acquire software content as the competition to obtain higher quality consumer entertainment PC software has caused these costs to increase.

Operating Expenses

Product development expenses for the nine months ended March 31, 2002 were $313,000 compared to $552,000 for the nine months ended March 31, 2001, a decrease of $239,000 or 43%. This $239,000 decrease was caused primarily by a decrease in salary and related costs due to employee layoffs effected by the Company in July and August 2001.

Selling, general and administrative expenses for the nine months ended March 31, 2002 were $2,258,000 compared to $4,424,000 for the nine months ended March 31, 2001, a decrease of $2,166,000 or 49%. This $2,166,000 decrease was caused primarily by decreases of:

          o $762,000 in marketing promotional expenses primarily as a result of decreased product shipments to drug store retailers and office super store retailers;
          o $600,000 in salary related costs primarily from employee layoffs effected by the Company in January, July and August 2001;
          o  $168,000 in litigation and related costs;
          o  $125,000 in professional services;
          o $105,000 in travel costs due to head count reductions and the increase concentration of the Company's customer base;
          o  $82,000 in bad debt expense;
          o  $76,000 in marketing trade-show costs; and
          o  $73,000 in public corporation expense.

Interest Expense, Net

Net interest expense for the nine months ended March 31, 2002 was $104,000 compared to $64,000 for the nine months ended March 31, 2001, an increase of $40,000. The $40,000 increase was primarily due to the increase in bank debt outstanding during the nine months ended March 31, 2002 and the time period that such bank debt was outstanding during that period compared to the prior year.

Provision (Benefit) for Income Taxes

Provision for income taxes for the nine months ended March 31, 2002 was $1,000 compared to a benefit for income taxes of ($39,000) for the nine months ended March 31, 2001, a decrease in the benefit for income taxes of $40,000.

Income (Loss) from Continuing Operations

As a result of the various factors discussed above and in particular the Company's fiscal 2002 third quarter agreement with one of its drug store retailers to make all prior sales final, the Company recognized $1,009,000 in income from continuing operations for the nine months ended March 31, 2002, compared to a ($2,461,000) loss from continuing operations for the nine months ended March 31, 2001, an increase of $3,470,000 in income from continuing operations. Excluding the impact from this agreement, which the Company is not likely to experience during the same period next year, the Company would have reported a loss from continuing operations of approximately ($113,000) for the nine months ended March 31, 2002, representing a decrease in loss from continuing operations of $2,348,000 compared to the same period a year earlier.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loss from Discontinued Operation

Loss from discontinued operation for the nine months ended March 31, 2001 was ($33,000) and resulted from $890,000 in gross profit and $19,000 in income tax benefit, less $942,000 in selling, general and administrative expenses.

Net Income (Loss)

As a result of the factors discussed above and in particular the Company's fiscal 2002 third quarter agreement with one of its drug store retailers to make all prior sales final, net income increased to $1,009,000 for the nine months ended March 31, 2002 from a net loss of ($2,494,000) for the nine months ended March 31, 2001, an increase of $3,503,000 in net income. Excluding the impact from this agreement, which the Company is not likely to experience during the same period next year, the Company would have reported a net loss of approximately ($113,000) or ($0.01) per diluted share for the nine months ended March 31, 2002, representing a net loss decrease of $2,381,000 compared to the same period a year earlier.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 239,362 for the nine months ended March 31, 2002 to 9,989,337 from 9,749,975 for the nine months ended March 31, 2001. This 239,362 increase in weighted average common shares outstanding was caused primarily by an increase in the number of common stock shares outstanding. Although the Company recognized net income for the nine months ended March 31, 2002, no common stock equivalents were used in this weighted average common shares calculation, since none of these instruments were "in-the-money" and so their inclusion in the calculation would have had an anti-dilutive effect

Subsequent Event:
-----------------
In April 2002, the Company entered into an agreement with another drug store retailer, which among other things modified the terms of sale to this retailer. This agreement made all prior sales between the Company and this retailer final and eliminated any further right of product return. As a result of this agreement, the Company will recognize net sales of approximately $1,100,000, which had been deferred in accordance with the Company's revenue recognition policy requiring the Company to recognize sales relating to product shipments to drug store retailers based on the timing of the actual sell-through of the Company's products to the end consumer as reported to the Company from the respective drug store retailer. These net sales will result in approximately $1,000,000 in net income after recognizing the product costs and royalty expenses associated with these sales, and the favorable impact attributable to the reversal of certain accruals for reclamation costs and marketing promotional expenses associated with sales to this retailer. The impact from this agreement will be recognized during the Company's fiscal fourth quarter ending June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of March 31, 2002, the Company's cash and working capital deficit balances were $293,000 and $961,000, respectively, and the Company's total stockholders' deficit balance at March 31, 2002 was $1,105,000. The fiscal 2002 third quarter agreement the Company entered into with one of its drug store retail customers improved the Company's working capital deficiency and stockholders' deficit balances by more than $1.1 million at March 31, 2002, but did not affect the Company's cash balance at March 31, 2002. Additionally, as a result of the Company's April 2002 agreement with another drug store retailer, discussed herein as a "Subsequent Event", the Company anticipates its June 30, 2002 working capital deficit and stockholders' deficit balances benefiting by approximately $1,000,000.

Net cash provided by (used in) operating activities was $951,000 and ($1,925,000) for the nine months ended March 31, 2002 and 2001, respectively. The $951,000 in net cash provided by operating activities resulted from decreases of:

          o  $2,319,000 in inventory;
          o  $30,000 in restricted cash; and
          o $80,000 in prepaid royalties and other expenses, combined with an $846,000 increase in accrued expenses.

These sources of cash were partially offset by decreases of:

          o  $1,528,000 in accounts payable; and
          o $1,043,000 in customer advance payments, in addition to a $298,000 increase in accounts receivable.

Additionally, the Company recorded approximately ($464,000) in non-cash adjustments to its $1,009,000 in net income for the nine months ended March 31, 2002.

Net cash (used in) investing activities for the nine months ended March 31, 2002 and 2001 were ($29,000) and ($43,000), respectively. The ($29,000) in net cash (used in) investing activities resulted from purchases of $28,000 in furniture and equipment and $1,000 in other assets.

Net cash (used in) provided by financing activities for the nine months ended March 31, 2002 and 2001 were ($656,000) and $727,000, respectively. The
($656,000) in net cash used in financing activities reflects net proceeds from the Company's borrowing of $280,000 of bank debt and $90,000 in proceeds from a note receivable, which were partially offset by repayments of:

          o  $420,000 in the borrowing of bank debt;
          o  $469,000 in trade notes payable;
          o  $47,000 in note payable; and
          o  $90,000 in capital lease obligations.

Net cash provided by the Company's discontinued operation for the nine months ended March 31, 2001 was $230,000. The $230,000 in net cash provided by the Company's discontinued operation resulted from $242,000 in net cash provided by operating activities and $13,000 in net cash provided by investing activities, which cash sources were partially offset by ($25,000) in net cash (used in) financing activities.

As of March 31, 2002, the Company had received $806,000 in net customer payments from certain drug store retailers for products shipped to such retailers prior to the sale of such products to the end consumer being reported to the Company by these retailers. These payments are recorded as customer advance payments in the Company's Balance Sheet until such time that these retailers report to the Company that the products are actually sold to the end consumer. After the products are sold through to the end consumer, the customer advance payment amount is recorded as product revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the Company's fiscal 2002 third quarter, the customer advance payments balance was significantly reduced as a result of the Company's agreement with one of its drug store retailers discussed above. Additionally, as a result of the Company's agreement reached in April 2002, discussed above under "Subsequent Event" and in Note 8 to the financial statements in Part I, Item 1, the Company anticipates that the customer advance payment account will be approximately zero at June 30, 2002.

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

On November 2, 2001 the Company and Fleet Bank, entered into an agreement to pay off the outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if such an asset-liquidation were to occur. The terms of the agreement include, among other things, the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. As of May 3, 2002, the Company had made 7 of these 22 monthly payments to Fleet Bank. The terms of the agreement also require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. As of March 31, 2002 and May 3, 2002, the Company was in compliance with the terms of this agreement. This loan has been classified as "bank debt" within the Company's Balance Sheet. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of March 31, 2002 and May 3, 2002, the principal balances outstanding on this term loan were $1,060,000 and $960,000, respectively.

The Company's ability to achieve and maintain positive cash flow depends upon a variety of factors, including but not limited to, the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of the Company's products, the continuing retail demand for value-priced consumer entertainment PC game software, the development and sell-through of the Company's products, the costs of developing, producing, distributing and marketing such products, and various other factors, some of which are beyond the Company's control. In the future, the Company expects its cash and working capital requirements to be affected by each of these factors. There can be no assurance that the Company will be able to achieve and maintain a positive cash flow or that additional financing will be available if and when required or, if available, will be on terms satisfactory to the Company.

Effective April 2, 2001, the Company's common stock began trading on the OTC Bulletin Board ("OTC BB") under the symbol EGAM. The Company's common stock had previously traded on the Nasdaq SmallCap Market under the symbol EGAM. On March 15, 2002, the Company's common stock was no longer eligible to be traded on the OTC BB because the Company was not current with its reporting requirements under the Securities Exchange Act of 1934, as amended (the "1934 Act"). Effective April 19, 2002, the Company's common stock listed again on the OTC BB, following the Company becoming current with its 1934 Act filings, which occurred following its March 29, 2002 filing of its Form 10-QSB for the period ended December 31, 2001.

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

Risk Factors
------------

The Company Sustained Significant Losses During Fiscal 2001. The Company commenced operations in July 1992. The Company experienced significant losses from inception through the end of fiscal 1997. Fiscal year 1998 was the first year that the Company earned a profit. The Company earned approximately $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and 1998, respectively, and in fiscal 2001 the Company sustained a net loss of approximately $5,933,000. The accumulated deficit for the Company at June 30, 2001 was approximately $11,949,000. Prior to fiscal 1998, the Company's operations were funded primarily through proceeds from the Company's initial public offering of Common Stock in October 1995 and through the sale in private offerings of preferred stock in November 1996 and in January and April 1997, in addition to the proceeds from the exercise of various common stock warrants and common stock options. Subsequently, the Company has funded its activities mainly through operations and bank borrowings. Given current market conditions in the entertainment software industry and the economy in general, and the Company's financial performance in fiscal 2001, there can be no assurance that the Company will be able to return to a sustainable profitability in fiscal 2002. The Company's operations today continue to be subject to all of the risks inherent in the operation of a small business which has liquidity problems in a highly competitive industry dominated by larger competitors, including, but not limited to, development, distribution and marketing difficulties, competition and unanticipated costs and expenses. The Company's future success will depend upon its ability to return to profitability in the development, marketing and distribution of its current and future software products.

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

------------------------

On November 2, 2001, the Company and Fleet Bank entered into an agreement to pay off the outstanding balance of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite the Company's defaults under the loan documents, Fleet Bank will not enforce its rights and remedies under those loan documents as long as the Company remains in compliance with the terms of the agreement. The Company's shareholders would face a total loss of their investment if the Company was to default under the agreement and Fleet Bank enforced its right to liquidate the Company. The terms of the agreement provide, among other things, that the remaining outstanding balance owed under the credit facility will be repaid in 22 monthly installments, with interest at the prime rate plus three percent. Additionally, the terms of the agreement require the Company to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. It is uncertain whether the Company will be able to meet this agreement's covenants through June 30, 2002. As part of the agreement, the Company issued warrants to Fleet Bank for the purchase of 750,000 shares of the Company's Common Stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of March 31, 2002, the principal balance outstanding on this term loan was $1,060,000.

Since the Company no longer has access to a credit facility, its ability to continue operations requires the Company to generate sufficient cash from operations to fund itself. Given fluctuations in cash flows historically experienced by the Company, as well as the $5,933,000 net loss sustained by the Company in fiscal 2001, there can be no assurance that the Company will be able to do this.

The Company May Need Additional Funds. The Company's future capital requirements will depend on many factors, but particularly on cash flow from sales of the Company's products and access to capital. If the Company is not able to achieve cash flow from operations at a level sufficient to support its business, the Company may require additional funds to sustain its product development, marketing and sales activities. The degree to which the Company is indebted to its commercial lender, the first lien that the bank has with respect to all of the Company's assets, and the Company's recent poor financial performance, could adversely affect the Company's ability to obtain additional financing and could make the Company more vulnerable to industry downturns and competitive pressures. Additionally, the Company may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. If the Company is unable to secure additional funding, or if the Company is unable to obtain adequate funds from operations or other external sources when required, the Company's inability to do so would have a material adverse effect on the long-term viability of the Company.

Dependence On Distributors And Retailers. Many of the largest mass-market retailers have established exclusive buying relationships under which such retailers will buy consumer entertainment PC software only from certain distributors. In such instances, the Company will not be able to sell its products to such mass-market retailers if these distributors are unwilling to distribute the Company's products. Additionally, even if the distributors are willing to purchase the Company's products, the distributor is frequently able to dictate the price, timing and other terms on which the Company sells to such retailers, or the Company may be unable to sell to such retailers on terms that the Company deems acceptable. The inability of the Company to negotiate commercially viable distribution relationships with these and other distributors, or the loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers would adversely affect the Company's business, operating results and financial condition.

A Significant Part of the Company's Sales Come From a Limited Number of Customers. Due to the Company's decision during fiscal 2002 to cease distributing its consumer entertainment PC software products directly to drug store retailers and to focus instead on distributing its products to mass-merchant retailers that have traditionally sold value-priced PC entertainment software, the Company now relies primarily on a concentrated group of large customers. The majority of the Company's current sales are to mass-merchant retailers, and distributors serving such retailers, and in particular to Infogrames, Inc., ("Infogrames"). Infogrames is the Company's primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart and Best Buy. The Company's net sales to Infogrames during the three and nine months ended March 31, 2002, were $599,000 and $1,814,000, respectively, and represented 46% and 47%, respectively, of the Company's net sales, excluding net sales to drug store retailers. The Company expects to continue depending upon a limited number of significant customers for the foreseeable future.

------------------------

These customers may terminate their relationship with the Company at any time. In the event that the Company loses its distribution capability through Infogrames or any of its other large customers, it would significantly harm the Company's financial condition and its ability to continue as a going concern.

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

Adverse Effect of Product Returns and Price Markdown Allowances. The Company is exposed to product returns and price markdown allowances with respect to the Company's customers. The Company establishes allowances for future product returns and price markdowns at the time of sale for its traditional software retail customers and distributors servicing such retailers, based on historical product return and price markdown rates in the retail channels in which the Company's products are sold, and the Company's sales are reported net of product returns and price markdowns provisions. The Company may also accept product returns in order to maintain its relationships with retailers and its access to distribution channels. Actual product returns and price markdowns could exceed the Company's anticipated amounts, which would negatively impact the Company's results of operations.

Fluctuations in Quarterly Results; Uncertainty of Future Operating Results. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under the Company's control. Future operating results will depend upon many factors including:

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

Products are usually shipped within days following the receipt of customer orders so the Company typically operates with little or no backlog. Therefore, net sales in any quarter are usually dependent on orders booked, shipped and received by the Company's customers during that quarter for most traditional software customers and on actual product sell-through to end consumers relating to product shipments to drug store retailers.

------------------------

Seasonality. The consumer entertainment software industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters (second and third fiscal quarters for the Company), due primarily to increased demand for games during and immediately following the holiday buying season. Therefore, net sales and operating results for any future quarter are not predictable with any significant degree of accuracy. Consequently, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Uncertainty of Market Acceptance; Short Product Life Cycles. The market for consumer entertainment PC software has been characterized by shifts in consumer preferences and short product life cycles. Consumer preferences for entertainment software products are difficult to predict and few products achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, that such acceptance will be sustained for any significant period, or that product life cycles will be sufficient to permit the Company to recover development, marketing and other associated costs. In addition, if market acceptance is not achieved, the Company could be forced to accept substantial product returns to maintain its relationships with distributors and retailers and its access to distribution channels. Failure of new products to achieve or sustain market acceptance or product returns in excess of the Company's expectations would have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated With Stock Traded on the OTC Bulletin Board. On April 2, 2001, the Company's common stock was de-listed from the Nasdaq SmallCap Market as a result of the Company's failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days, and its stock then began trading on the OTC Bulletin Board under its existing symbol EGAM. On March 15, 2002, the Company's common stock was no longer eligible to be traded on the OTC Bulletin Board because the Company was not current with its reporting requirements under the Securities Exchange Act of 1934, as amended (the "1934 Act"). Effective April 19, 2002, the Company's common stock listed again on the OTC BB, following the Company becoming current with its 1934 Act filings, which occurred following its March 29, 2002 filing of its Form 10-QSB for the period ended December 31, 2001. There can be no assurance that the Company will be successful in maintaining the trading of its stock on the OTC Bulletin Board. Even if the Company is successful in doing so, the OTC Bulletin Board has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect the Company's stock price, regardless of the Company's operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as the Company's common stock, which would make it difficult to sell the Company's stock.

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

------------------------

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

Risks Associated With International Sales. International net revenues, inclusive of both product net sales and royalty revenues, represented 1% and 4%, respectively, of the Company's net sales for the quarter and nine months ended March 31, 2002. The Company anticipates that international net revenues may account for approximately 3% of the Company's net sales for the year ending June 30, 2002. For fiscal 2002, the Company's international business will be transacted primarily through third-party licensees and will continue to be subject to risks that its domestic business is not, including: varying regulatory requirements; tariffs and trade barriers; difficulties in managing foreign distributors; potentially adverse tax consequences; fluctuating currency valuations; and difficulties in collecting delinquent accounts receivable. Additionally, because the Company's international business is concentrated among a small number of third-party distributors, the business failure of any one of these distributors, and the resulting inability to collect royalties due, could have a material adverse affect on the Company's financial condition.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on March 12, 2002. At that meeting, the following matter was acted upon, together with the number of votes cast for, against or withheld as to such matter:

The election of the following directors:

                                   Votes Cast
                                   ----------

                                      For       Against     Abstain
                                   ----------------------------------

            Robert M. Aiken, Jr.   8,726,695     - 0 -      231,825
            Gerald W. Klein        8,739,195     - 0 -      219,325
            Thomas D. Parente      8,734,495     - 0 -      224,025
            Lambert C. Thom        8,740,895     - 0 -      217,625


Item 6.  Exhibits and Reports on Form 8-K

               The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated, exhibits which were previously filed are incorporated by reference.

(a)  Exhibits

Exhibit No.                   Description of Exhibit
-----------                   ----------------------

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

     (10) 10.8   Purchase Agreement dated January 30, 1997 between the
                 Registrant and Odyssey Capital Group, L.P.
     (10) 10.9   Agreement dated January 30, 1997 between the Registrant and
                 Odyssey Capital Group, L.P.
     (10) 10.10  Registration Rights Agreement dated January 30, 1997 between the Registrant and Odyssey Capital Group, L.P.
     (11) 10.11  Warrant Agreement dated January 30, 1997 by and between
                 Registrant and PJM Trading Company, Inc.
     (12) 10.12  Loan Agreement dated August 9, 2000 by and between Summit Bank
                 (now Fleet Bank) and the Registrant.
     (12) 10.13  Security Agreement dated August 9, 2000 by and between Summit
                 Bank (now Fleet Bank) and the Registrant.
     (12) 10.14  $2,000,000 Secured Line of Credit Note.
     (13) 10.15  Stipulation and Consent Judgment by and between plaintiffs
                 Hasbro Interactive, Inc., Atari Interactive, Inc., ZAO Elorg,
                 d/b/a Elorg Corporation and defendants MVP Software Inc.,
                 Webfoot Technologies, Inc. and the Registrant, dated
                 August 16, 2000.
     (14) 10.16  Description of Registrant's Fiscal 2001 Employee Incentive
                 Compensation Plan
     (15) 10.17  Forbearance Agreement by and between Fleet National Bank and the Registrant dated October 31, 2001.
     (15) 10.18  Common Stock Purchase Warrant of the Registrant dated
                 October 31, 2001.
     (15) 10.19  Registration Rights Agreement by and between Fleet National
                 Bank and the Registrant dated October 31, 2001.
          10.20  Release Agreement between Walgreen Company and the Registrant dated January 24, 2002.
--------- ---------------------------------

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

(b)  Reports on Form 8-K

On April 19, 2002, the Company filed a report on Form 8-K regarding a press release announcing the Company's financial results for the third fiscal quarter and nine months ended March 31, 2002, and disclosing the impact of recent agreements entered into with two of the Company's drug store retail customers which, among other things, modified the terms relating to the Company's previous product shipments to these retailers.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: May 9, 2002                       /s/  Gerald W. Klein
      -----------                       --------------------
                                        Gerald W. Klein, President, Chief
                                        Executive Officer and Director


Date: May 9, 2002                       /s/ Thomas W. Murphy
      -----------                       --------------------
                                        Thomas W. Murphy, Chief Financial
                                        Officer and Chief Accounting Officer

                                                                  Exhibit 10.20

                                RELEASE AGREEMENT

         Agreement dated as of January 24, 2002 by and between Walgreen Company ("Walgreens"), a corporation organized under the laws of the State of Illinois, with its principal place of business at 200 Wilmot Road Deerfield, IL 60015-4616, and eGames, Inc. ("eGames"), a Pennsylvania corporation with its principal place of business at 2000 Cabot Boulevard West, Suite 110, Langhorne, Pennsylvania 19047-1811.

         WHEREAS, eGames has sold certain software products to Walgreens, which Walgreens has sold in its retail stores; and

         WHEREAS, Walgreen's has alleged that as of the date hereof, based upon the value of product returns received at eGames' third-party warehouses and Walgreen's payments to eGames prior to the date hereof, eGames owes to Walgreen's approximately $530,747.93 per Walgreen's open activity statement dated January 23, 2002; and

         WHEREAS, eGames is currently insolvent, owes its sole secured lender $1.3 million, and its current financial condition precludes eGames from refunding to Walgreens any amounts paid to eGames for eGames products, whether such products have been returned to eGames or are anticipated to be returned to eGames; and

         WHEREAS, eGames can no longer accept any further product returns from Walgreens as a result of its inability to pay for returns processing, nor can eGames refund to Walgreens previous amounts paid to eGames for such products; and

         WHEREAS, Walgreens and eGames have agreed to settle these and any other outstanding obligations between the parties, including without limitation any amounts that Walgreens alleges that eGames owes now or may owe in the future to Walgreens, under the terms and conditions set forth in this Agreement;

         NOW THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties agree as follows:

1. Recitals: The parties hereto agree that the recitals set forth hereinabove are incorporated by reference as if fully set forth herein and are hereby made a part of this Release Agreement.

2. Product Shipment: Simultaneously with the execution by each of the parties hereto of this Release Agreement, eGames agrees to authorize the shipment to Walgreens of eGames software product reflecting a Walgreens invoice value of no less than $530,747.93 (comprised of no less than $513,110 in product value together with related shipping, reclamation and other costs of approximately $17,641). Walgreens shall own full right and title to any such eGames products, free and clear of any liens, and shall not be permitted to return any such eGames products to eGames for credit.

3. Release: In consideration of the product shipment described in paragraph 2 above, Walgreens hereby releases and forever discharges eGames and its principals, officers, directors, shareholders, employees, affiliates, agents, representatives, successors or assigns from any and all claims, causes of action, suits, and demands of any kind, whether in law or equity, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, including without limitation:

     (a) any and all claims, causes of action, suits and demands of any kind, whether in law or equity, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, with respect to any payments made to eGames by Walgreens prior to the date hereof;
     (b) any and all claims, causes of action, suits and demands of any kind, whether in law or equity, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, relating to Walgreens' ability or right to return any eGames product to eGames or its third-party warehouses, whether such eGames products remain in Walgreens stores, are located in Walgreens warehouses, reclamation centers or are in transit;
     (c) any and all claims, causes of action, suits and demands of any kind, whether in law or equity, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, with respect to the eGames products shipped to Walgreens pursuant to paragraph 2 above.

Walgreens agrees and acknowledges that Walgreens accepts the product shipment described in paragraph 2 as a full, complete, final and binding settlement of any and all outstanding obligations that eGames has or may have to Walgreens.

4. No Fault: The execution of this Release Agreement shall not be deemed or construed to be an admission of liability or wrongdoing on the part of either party.

5. Costs and Expenses: Except as otherwise expressly stated herein, each party shall bear its own costs, fees and expenses in any way connected with the matters which are referenced or covered herein.

6. Arbitration: Any controversy arising out of or relating to this Release Agreement or the breach hereof shall be settled by binding arbitration in Philadelphia, Pennsylvania pursuant to the then-applicable rules of the American Arbitration Association. The parties consent to any court of competent jurisdiction in the Commonwealth of Pennsylvania solely for the purpose of enforcing the arbitrators' decision. The parties further agree that any Demand for Arbitration or application to the Court in connection with said arbitration may be served by Certified Mail, return receipt requested to the addresses set forth above.

7. Applicable Law: This Release Agreement shall be construed in accordance with the law of the Commonwealth of Pennsylvania applicable to contracts executed and wholly performed within such state.

8. Entire Agreement: This Release Agreement constitutes the entire agreement between the parties hereto regarding the subject matter hereof, shall inure to the benefit of the parties and their respective assignees and successors; and no amendment or modification of any provision herein shall be binding unless in writing and signed by the party against whom any such amendment or modification is sought.

         IN WITNESS WHEREOF, the parties have caused this Release Agreement to be executed as of the day and year first above written.

WALGREEN COMPANY                        eGAMES, Inc.

By:    /s/ Gary Platek                  By:    /s/ Richard Siporin
Name:  Gary Platek                      Name:  Richard Siporin
Title: Divisional Merchandise Mgr.      Title: Vice President - Sales &
       Purchasing Electronics                  Marketing