Form 10KSB
period 2002-06-30
EGAMES INC
filed 2002-09-18
CIK 948703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark one)
    |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended June 30, 2002

    |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27102

                                  eGames, Inc.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-2694937
  (State or other jurisdiction            (IRS Employer Identification Number)
 of incorporation or organization)

     2000 Cabot Boulevard, Suite 110, Langhorne, PA         19047-1811
        (Address of principal executive offices)            (Zip code)

     Registrant's telephone number, including area code     215-750-6606

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
 Common Stock, No Par Value                            None

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

State issuer's revenues for its most recent fiscal year:  $10,879,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,618,000 as of September 10, 2002.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of Common Stock, no par value per share, as of September 10, 2002.

Transitional Small Business Disclosure Format (check one): Yes (   )  No ( X )

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. With the exception of those portions, which are expressly incorporated by reference, the proxy statement is not deemed to be filed as a part of this report.

                                  eGames, Inc.
                                  Form 10-KSB
                     For the Fiscal Year Ended June 30, 2002

                                      INDEX


                                                                           Page
                                                                           ----
                                     PART I

Item  1.  Business.........................................................  3

Item  2.  Properties....................................................... 14


                                     PART II

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters.............................................. 15

Item  6.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.......................................... 16

Item  7.  Financial Statements............................................. 30

                                    PART III

Item  9.  Directors and Executive Officers of the Registrant............... 52

Item 10.  Executive Compensation........................................... 52

Item 11.  Security Ownership of Certain Beneficial Owners and Management... 52

Item 12.  Certain Relationships and Related Transactions................... 52

                                    PART IV

Item 13.  Exhibits, List and Reports on Form 8-K........................... 53

Index of Exhibits.......................................................... 53
Signatures................................................................. 55
Certifications ............................................................ 56

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements about future events and our future financial performance that involve risks and uncertainties. Actual events or our actual future results may differ substantially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 9 to 14.

Item 1.        Business

GENERAL

eGames, Inc., formerly RomTech, Inc. ("eGames" or "we") is a publisher of consumer entertainment PC software games. We were incorporated in Pennsylvania in July 1992. In August 1998, we acquired Software Partners Publishing and Distribution Ltd. ("Software Partners"), a United Kingdom-based distributor of personal computer software for consumer entertainment and small office/home office applications. On March 31, 1999 Software Partners changed its name to eGames Europe Ltd. ("eGames Europe"). On May 11, 2001 we sold eGames Europe to Greenstreet Software Limited, a United Kingdom-based software publisher and distributor.

We believe that consumers base their software purchase decisions on the same criteria as other consumer product purchases, relying on recognized brands for consistent quality, value, and ease of use. Our fundamental business strategy is to establish recognized and popular eGames brands in today's mass consumer retail stores - mass merchandisers and high-volume specialty and PC software retail stores such as Wal-Mart, Best Buy, CompUSA, Office Depot, and Electronics Boutique. We promote our proprietary brand names, including eGames(TM), Galaxy of Games(TM), Game Master Series(TM) (the "eGames Series") and Outerbound Games(TM), to generate customer loyalty, encourage repeat purchases and differentiate the eGames Series and Outerbound Games products to retailers and consumers. We target home personal computer ("PC") users who seek full-featured, value-priced and easy-to-use entertainment software. All eGames Series titles are family friendly, easy-to-use, and are rated E for Everyone by the ESRB (Entertainment Software Ratings Board), which means they are non-violent and appropriate for all ages. Our Game Master Series titles are boxed software products that generally sell at retail for $14.99, yet feature packaging and content usually found in software titles selling for more than $20.00 at retail. Our Outerbound Games titles are intended to sell at retail from $9.99 to $29.99 and include game content and attractive packaging comparable to other PC software titles priced significantly higher at retail. The balance of our software titles, including our Galaxy of Games collections, are typically sold in jewel case packaging and sell at retail for $9.99.

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

Approximately 60% of all Americans, or about 145 million people, say they play computer or video games primarily because they are fun to play. The growth in the installed base of multimedia PCs has created a mass market for consumer entertainment software products. The development of a mass market for consumer entertainment software products has led to the growing importance of mass merchant software sales as a distribution channel, increasing price pressure, and competition for retail shelf space. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. Faced with the challenges of marketing and distribution, many independent software developers and content providers are pursuing relationships with publishing companies with broader distribution capabilities, including better access to mass market retailers and greater merchandising, marketing and promotional support. At the same time, retailers with limited shelf space are faced with the challenge of managing an increasing number of new titles. A significant result of these market pressures is an industry trend toward the consolidation of entertainment software companies and the diversification of products offered by such companies. The trend in industry consolidation is expected to continue for the foreseeable future.

BUSINESS STRATEGY

The intended result of our business strategy is to be a leading publisher of high quality, value-priced interactive consumer entertainment software in the consumer entertainment category of the market. We continue to work towards implementing a business plan that focuses on:

     o gaining brand name recognition of our software products;
     o developing new top-selling titles within existing brands;
     o developing new brands such as our Outerbound Games brand;
     o establishing strong distribution and retail relationships; and
     o implementing a sound Internet strategy and comprehensive websites.

The eGames Business Model. The dominant element of our strategy is bringing familiar, fun, family friendly games to PC users of all ages and levels of experience at affordable prices. Our business model is primarily based on the premise that the under $15 retail segment, the value-priced segment, of the PC game software market will be the largest segment of the market in unit sales for the foreseeable future. That has been the case in North America since 1996, according to NPD Intellect (formerly PC Data), an industry market data gathering and publishing firm. Our business model focuses primarily on this segment of the market in an effort to gain market share and increase sales.

We Rely On Consumer Research and Marketplace Data. We primarily use marketplace sales data to determine which products are achieving favorable sales results in the interactive consumer entertainment software categories that we serve. We then focus on developing top-selling products that have a sustainable product life and also appeal to the broadest age group of consumers regardless of gender. This involves either developing or obtaining rights to products that we expect will meet these criteria while complementing and supporting our branding strategy.

Deliver Products To Market Quickly To Maximize Sales Opportunities. We believe that the best method of bringing successful products to market is to identify products that consumers are buying and will continue to buy. We then focus on quickly developing or procuring product content that we believe will sell well when the product is combined with our attractive, distinctive, and informative packaging that is designed to encourage impulse purchases in retail stores. Our development efforts focus primarily on product design, a standard user-friendly interface, ease-of-use, product quality and consistency. Our internal product development activities are supplemented by externally developed programming and content. We maintain control over the creative and market-driven aspects of product development while using outside resources to reduce development costs and minimize risks.

Develop Products That Are Easy To Use. We design our products to be simple and easy to install and use, requiring little or no technical expertise. We provide technical support for our products and revise or upgrade products in response to consumer feedback.

Gaining Distribution. Gaining widespread retail and Internet distribution is also an important element of our strategy. Our flexible distribution strategy enables retailers to buy eGames products directly from us or from a distributor that may already be effectively serving the retailer's software needs. Our challenge is to make our target retailers aware of the eGames business proposition and to make sure they have access to our products in the manner best suited or matched to their operations, as long as this access is profitable to us. Due to the additional costs associated with servicing retail customers directly, we intend to seek either minimum order requirements for direct-to-store shipments or price increases to cover the additional costs associated with direct-to-store shipments. Our goal is to make our products available to more consumers in the retail stores in which they shop most frequently or on the Internet.

Market Brand Names That Deliver Consistent Quality. We focus our marketing resources on developing brands that represent consistency, quality and value to the consumer. We believe that brands offer a safe and secure choice to the consumer in an otherwise confusing, fast changing and often intimidating software marketplace. Consumers view successful brand logos as friendly marks of quality assurance. Once a consumer becomes highly satisfied with a brand in any given product category, we believe that the consumer will typically tend to actively seek out that brand versus competing brands. We believe that successful brands can lead to consistently successful product sell-through results at retail stores, which is our constant objective.

INTERNET STRATEGY

Our Internet strategy is based upon three underlying principles: providing exceptional customer service, building customer equity, and creating mutually beneficial relationships with business partners. By focusing on these three fundamentals, eGames is working towards creating an Internet presence that not only reinforces our retail strengths, but also provides innovative and unique methods for building new business opportunities and generating additional revenue streams.

Our websites, www.egames.com and www.outerboundgames.com, are comprehensive websites where visitors can: try out great demos; play fun games for free; buy all of our products (both physical and downloadable versions); register software purchases; access our SEC filings and press releases; or access technical support. We seek to maintain leading edge websites that provide value added services and information to new and repeat visitors. While we strive for visually appealing websites, it is important that they be intuitive in their functionality. Our goal is to maintain this level of service so that our Internet presentation represents our commitment to providing fun, easy-to-use products and services.

The cornerstone of our Internet strategy is the eGames browser-like game interface. This interface was developed in 1998 as a standard, user-friendly interface for presenting our games to consumers on their personal computers
(PCs). We designed a browser-like interface since marketplace data revealed that consumers were buying PCs for their homes in order to connect to the Internet - a trend or buying behavior that we believe will continue to drive PC purchases for the foreseeable future. Since consumers are familiar with "Internet browsers," we believe that providing the same functionality and connectivity in the eGames interface provides added value and ease of use for consumers. The eGames interface is also an easy way to access the eGames website to enable consumers to purchase additional games on the Internet.

MARKETING

Our marketing efforts include: participating in retail trade shows; developing our websites, (www.egames.com and www.outerboundgames.com); issuing press releases and establishing media contact; coordinating in-store and industry promotions including merchandising and point of purchase displays; participating in cooperative advertising programs with specific retailers; and distributing demonstration software through the Internet or on compact discs. Our marketing department is responsible for creating marketing programs to generate product sell-in (sales to retailers and distributors) and sell-through results (sales to end consumers). We use consumer product graphic design artists and copywriters to create effective package designs, catalogs, brochures, advertisements and related materials. Our marketing and sales personnel and outside contractors work together to coordinate retail and publicity programs so that those programs are in place when products are initially shipped to retailers and consumers. Public relations, in-store advertising, catalog mailings and advertisements are designed in advance of product availability.

Sales and Distribution

North American Sales and Distribution. We sell our products on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies, as well as through national software distributors servicing such retailers. We have established direct sales relationships with several national software retailers such as Electronics Boutique, CompUSA, Office Depot and Toys-R-Us. We have invested in electronic data interchange ("EDI") hardware and software systems in order to provide this capability with our direct sales retailers that prefer to transact business this way. This capability in turn facilitates the placement, control and shipment of orders and the processing of payments and credits.

While direct sales to retailers comprised approximately 53% of our net sales in fiscal 2002, we expect to sell the majority of our products through wholesale distributors during fiscal 2003, such as Infogrames, Inc. ("Infogrames"), United American Video, and Jack of All Games (formerly Triad Distributors Inc.). Direct-to-store distribution to retailers usually involves higher fulfillment costs related to EDI order processing and other additional costs associated with direct-to-store shipments. In addition, many mass market retailers such as Wal-Mart will not purchase PC software products directly from us, and require us to distribute our products through one of their approved distributors (such as Infogrames). During the year ended June 30, 2002, we had three major customers, Walgreen Company, Infogrames, and Rite Aid Corporation, which accounted for approximately 28%, 21% and 15% of net sales, respectively. For the year ended June 30, 2001, we had two major customers (Walgreen Company and Infogrames), which accounted for approximately 21% and 17% of net sales, respectively. (See "Our success depends on continued viable business relationships with key distributors and retailers" and "A significant part of our sales come from a limited number of customers" under "Risk Factors," page 10).

International Revenues. At the end of fiscal 2001, we had transitioned the majority of our international distribution efforts to a series of licensing agreements covering many territories outside of North America, with the majority of our international revenues originating from the following markets: United Kingdom, Germany, France and Brazil. We seek to maximize our worldwide sales and earnings by releasing high quality localized foreign language titles, whenever practicable, and by continuing to expand the number of third-party licensees authorized to replicate and distribute our products. Currently, we license the publishing of localized versions of our products in French, German, Italian, Spanish and Portuguese.

Our international net revenues, including both product net sales and licensing revenues, for the years ended June 30, 2002 and 2001 were $394,000 and $411,000, respectively. Our international net revenues, as a percentage of net sales, represented 4% of our net sales in fiscal 2002 compared to 6% of our net sales in fiscal 2001. We anticipate that international net revenues in fiscal 2003 may represent between 5% to 10% of our net sales. During the fourth quarter of fiscal 2001, we sold our wholly-owned distribution operation located in the United Kingdom. As a result of this sale, we transitioned the majority of our international distribution efforts to a licensing revenue model, where we no longer bear the working capital risk of supporting these multi-country sales efforts, but expect to earn a licensing fee based on third-party distributors' sales of our products. These third-party distributors assume the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion, and merchandising of our products with their retail customers.

Distribution Procedures. Our internal sales staff calls on retail accounts directly and works with a distributors' sales personnel in order to maximize the sales potential with specific retail accounts. Our sales staff works closely with the retail buyers and their distributors to ensure that an appropriate level of our products are inventoried for each retail outlet, stocking levels are adequate, promotions and advertising are coordinated with product availability, and in-store merchandising plans are properly implemented.

Our agreements with distributors and retailers generally provide for rights to return our products if our products do not sell through to the consumer at levels satisfactory to the retailers. We sell to our distributors and retailers on credit, with varying discounts and credit terms. (See "Our customers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations", and "We may experience payment defaults and un-collectible accounts if our distributors' or retailers' businesses fail or they otherwise cannot pay us," pages 10 and 11). We also have some limited exposure to product returns by consumers. Reserves for product returns and price markdowns by distributors, retailers and consumers are established at levels that we believe are adequate based on product sell-through results, inventory levels and historical product returns and price markdowns results (See Note 1 to Financial Statements, "Summary of Significant Accounting Policies, Revenue Recognition" and Item 6 "Management's Discussion and Analysis of Results of Operations and Financial Condition"). However, there can be no assurance that the actual product returns and price markdowns we experience will not exceed our established reserves.

Competition

The consumer entertainment software industry is intensely competitive and is in the process of substantial change and consolidation. The market for value-priced consumer entertainment software is especially competitive. We believe that the principal competitive factors include content quality, brand name recognition, ease-of-use, merchandising, product features, quality, reliability, on-line technology, distribution channels, and price.

We compete primarily with other software publishers. Our competitors vary in size from very small companies with limited resources to very large corporations with much greater financial, marketing, distribution, technical and other resources than us. Although there are a variety of consumer and business software publishers, based on product lines and price points, Microsoft, Electronic Arts, Activision, THQ, Infogrames, Hasbro Interactive (a subsidiary of Infogrames), Mattel Media, Cosmi, Take-Two Interactive, and Interplay are our primary competitors. In addition, it is possible that certain large software companies, hardware companies and media companies may increasingly target the value-priced segment of the software market, particularly in on-line Internet gaming and other Internet-based gaming models, resulting in additional competition.

The market for product content from third-party software developers and content providers is also extremely competitive. We may not be successful in competing for the most sought-after content for our products, if competitors achieve better access to distribution channels, have greater financial resources to pay for development fees or royalties, or have developed a widely recognized reputation. (See "The consumer entertainment software market is highly competitive and changes rapidly," under "Risk Factors" page 11.)

Product Development

We seek to develop a broad line of branded products in rapidly growing and sustainable market categories. We primarily use marketplace sales data (including reported industry sales and retail product sell-through results) to help determine which products are achieving top ranked sales results in the consumer entertainment software categories we serve. New product ideas are evaluated based on market research in the subject area, the type and demographics of the target consumer, and the existence and characteristics of competitive products. We then procure products that we expect will meet these criteria while complementing and supporting our branding strategy.

Our Manager of Product Development oversees the development of a product from conception through completion, and controls the scope, design, content and management of the project. We seek to publish new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and upgrades to achieve "better than" positioning compared to directly competitive products.

Our internal development efforts focus primarily on product design and features, consistent user interfaces, and product quality and consistency. We supplement our internal product development resources by using existing technologies and externally developed programming and content typically resulting in a more efficient method of creating a higher quality product. Using this method, we maintain internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development costs and risks. Development costs associated with externally licensed technology are generally paid through nominal one-time customization fees reflected in our operating expenses, and through royalty fees reflected in our cost of sales based on our net sales of the licensed products. As competition for PC gaming software content intensifies, and as we bring more higher-priced titles to market, the likelihood that we will pay advance royalties will increase.

Developed products are tested for quality assurance before being released for production. Products are typically tested for performance, compatibility with numerous popular PC brands and configurations, typical installation issues, functionality, and ease-of-use. Marketing or development employees, under a manager's supervision, are responsible for reviewing customer feedback, competitive products, product performance, and market positioning in order to introduce upgrades that keep abreast of consumer tastes and trends while fulfilling our business strategy.

Backlog

We typically ship our products within several days after accepting a customer's order, which is common in the consumer entertainment software industry. Consequently, we do not usually generate a backlog of orders that would be a significant or important indicator of future revenues or earnings.

Customer and Technical Support

Customer and technical support standards are very high in the consumer entertainment software market. In order to remain competitive, we provide telephone and Internet technical support to our customers at no additional charge. We believe that high-quality, user-friendly technical support provides valuable feedback to our marketing and software development personnel for use in the product development process.

Operations

Our accounting, purchasing, inventory control, scheduling, order processing and development activities are conducted at our headquarters in Langhorne, PA. Our information management system handles order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, and mailing list management. Subject to credit terms and product availability, orders are typically shipped from one of our third-party contractors' facilities shortly after we receive a customer's order. Third-party contractors replicate our software and assemble our jewel case and box products, along with any additional promotional materials required by our customers. The same third-party contractors ship most of our products direct from one of their warehousing facilities to our customers. We have multiple sources for all components of our products, and have not experienced any material delays in production or assembly.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of June 30, 2002, we had 16 full-time and 2 part-time employees, of which 5 were employed in software development, 4 in sales, marketing and customer support, and 9 in operations, finance and administration. In addition, at any point in time, we regularly utilize approximately 20 independent contractors in connection with our product development activities. Of these independent contractors, we are substantially dependent upon less than 5 of them to develop the PC software titles that have become and continue to be our best-selling products. No employees are represented by labor unions, and we have never experienced a work stoppage.

INTELLECTUAL PROPERTY RIGHTS

We rely primarily on a combination of trademark, copyright, trade secret and other proprietary rights laws, license agreements, third-party nondisclosure agreements and other methods to protect our proprietary rights. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized duplication or infringement of our software. We generally sell our published software products under licenses from independent developers and, in such case we do not acquire the copyrights for the underlying content.

Policing unauthorized use of an easily duplicated and broadly disseminated product such as computer software is very difficult. Software piracy is expected to be a persistent problem for the software industry for the foreseeable future. Software piracy is a much greater problem in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East. If a significant amount of unauthorized copying of our products were to occur, our business, operating results and financial condition could be adversely affected.

Software developers and publishers are subject to infringement claims, and there has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. When claims or litigation, with or without merit, are brought against us, such claims can and have been costly and result in a diversion of management's attention, which could have a material adverse effect on our business, operating results and financial condition. We can and have incurred substantial expenses in evaluating and defending such claims, regardless of the merit of the claims. In the event that there is a determination that we have infringed on a third party's intellectual property rights, we could incur significant monetary liability and be prevented from using these rights in the future.

FACTORS AFFECTING FUTURE PERFORMANCE

Risk Factors
------------

Our business is subject to many risks and uncertainties that could affect our future financial performance. The following discussion highlights some of the more important risks we have identified, but they may not be the only factors that could affect future performance.

We sustained a significant loss during fiscal 2001, and achieved only minimal net income in fiscal 2002 exclusive of the non-cash impact from fiscal 2002 agreements with two national drug store retailers. We began operations in July 1992, and experienced significant losses from inception through the end of fiscal 1997. We earned approximately $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and 1998, respectively, and in fiscal 2001, we sustained a net loss of $5,933,000. Prior to fiscal 1998, we funded our operations mostly through proceeds from our initial public offering of common stock in October 1995 and through the sale of preferred stock in private offerings in November 1996, and January and April 1997, in addition to proceeds from the exercise of various common stock warrants and stock options. We have since funded our business activities from cash generated from operations and bank borrowings. Currently, we do not have access to any further bank borrowings.

Our net income in fiscal 2002 was $2,181,000. Exclusive of the non-cash impact from our fiscal 2002 agreements with two national drug store retailers, our net income in fiscal 2002 was only $76,000. Our accumulated deficit at June 30, 2002 was $9,768,000. Even though we achieved modest profitability in fiscal 2002, given current market conditions in the United States in general, and the effects from the significant loss we sustained in fiscal 2001, there can be no assurance that we will be profitable in fiscal 2003. Our operations today continue to be subject to all of the risks inherent in the operation of a small business, which has liquidity problems in a highly competitive industry dominated by larger competitors. These risks include, but are not limited to, development, distribution and marketing difficulties, competition, and unanticipated costs and expenses. Our future success will depend on our ability to be profitable in the development, marketing and distribution of our current and future software products.

We have experienced severe liquidity problems. On July 23, 2001, our commercial lender, Fleet Bank, notified us that because of our default of the financial covenants under our $2,000,000 credit facility as of June 30, 2001, and due to material adverse changes in our financial condition, the bank would no longer continue to fund our credit facility. On November 2, 2001, we entered into an agreement with Fleet Bank to pay off the outstanding balance at that time of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite our defaults under the loan documents, Fleet Bank would not enforce its rights and remedies under those loan documents as long as we remain in compliance with the terms of the agreement. As of June 30, 2002 and as of September 16, 2002, we were in compliance with the covenants of this agreement.

Our shareholders would lose their entire investment if we defaulted under the agreement and Fleet Bank enforced its right to liquidate our company. The terms of the agreement provide, among other things, for us to repay the remaining outstanding balance owed under the credit facility in 22 monthly installments, with interest at the prime rate plus three percent. Additionally, the terms of the agreement require us to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. There can be no assurance we will be able to meet this agreement's covenants through June 30, 2003. As part of the agreement, we issued warrants to Fleet Bank for the purchase of 750,000 shares of our common stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. As of September 16, 2002, the principal balance outstanding on this term loan was $700,000.

Since we do not currently have access to a credit facility, our ability to continue operations requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our future operations.

We may need additional funds. Our capital requirements are currently funded from the cash flow generated from our product sales. If we are not able to achieve cash flow from operations at a level sufficient to support our business activities, we may require additional funds. The degree to which we are indebted to our commercial lender, the first lien that the bank has on all of our assets, and our poor financial performance in fiscal 2001, could adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Additionally, we may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

Our success depends on continued viable business relationships with key distributors and retailers. Many of the largest mass-market retailers have exclusive buying relationships with certain distributors, and these retailers will only buy consumer entertainment PC software from such distributors. We will not be able to sell our products to these mass-market retailers if the distributors are unwilling to distribute our products. Additionally, even if the distributors are willing to purchase our products, the distributor is frequently able to dictate the price, timing and other terms on which we can distribute our products to such retailers. We also may not be able to distribute our products to such retailers on terms that we consider commercially acceptable. Our inability to negotiate commercially viable distribution relationships with these and other distributors, or the loss of, or significant reduction in sales to, any of our principal distributors or retailers would adversely affect our business, operating results and financial condition.

A significant part of our sales come from a limited number of customers. Due to our decision during fiscal 2002 to stop selling our consumer entertainment PC software products directly to drug store retailers and distributors and to focus instead on selling our products to mass-merchant, specialty and PC software retailers that have traditionally sold value-priced PC entertainment software, we now rely primarily on a concentrated group of large customers. The majority of our current sales are to mass-merchant, specialty and PC software retailers, and distributors serving such retailers, and in particular to Infogrames. Infogrames is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart and Best Buy. Our net sales to Infogrames during the fiscal year ended June 30, 2002 were $2,311,000 and represented 21% of our total net sales. Excluding net sales to drug store retailers and distributors, this $2,311,000 in net sales to Infogrames represented 46% of our net sales. We expect to continue depending upon a limited number of significant customers, and in particular Infogrames, for the foreseeable future.

Most of our customers may terminate their relationship with us at any time. In the event that we lose our distribution capability through Infogrames or any of our other large customers, it would significantly harm our financial condition and our ability to continue as a going concern.

We may experience payment defaults and un-collectible accounts if our distributors' or retailers' businesses fail or they otherwise cannot pay us. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and many of these businesses have failed. These business failures have increased and may continue to increase as a result of recent economic conditions in the United States. The insolvency or business failure of any significant retailer or distributor of our products would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain estimated allowances for uncollected receivables that we believe to be adequate. The actual allowance required on any one account or all accounts in total, may ultimately be greater than our allowance for un-collectible accounts at any point in time. The failure to pay an outstanding receivable by a significant customer would significantly harm our business, operating results and financial condition.

Our customers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time of sale for traditional software retail customers and distributors servicing such retailers. These allowances are based on historical product return and price markdown results with these types of customers, as well as product sell-through information and channel inventory reports supplied by these retailers and the distributors that serve them. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed these anticipated amounts, which would negatively impact our future results of operations.

Our operating results fluctuate from quarter to quarter, which make our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Future operating results will depend upon many factors including:

     o   seasonality of customer buying patterns;
     o the size and rate of growth of the consumer entertainment software market;
     o the demand for our products, particularly value-priced, casual PC games;
     o   product and price competition;
     o   the amount of product returns and price markdowns;
     o the timing of our new product introductions and product enhancements and those of our competitors;
     o   the timing of major customer orders;
     o   product shipment delays;
     o   access to distribution channels;
     o   product defects and other quality problems;
     o   product life cycles;
     o   international royalty rates and licensing revenues; and
     o   our ability to develop and market new products and control costs.

Products are usually shipped within days following the receipt of customer orders so we typically operate with little or no backlog. Therefore, net sales in any quarter are usually dependent on orders booked, shipped and received by our customers during that quarter for most traditional software customers, and through the end of fiscal 2002, upon actual product sell-through to end consumers for product shipments to drug store retailers and distributors.

We are exposed to seasonality in the purchases of our products. The consumer entertainment software industry is highly seasonal, with sales typically higher during the first and last calendar quarters (our second and third fiscal quarters). This is due to increased demand for games during and immediately following the holiday buying season. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss key selling periods such as the year-end holiday buying season. If we miss deliveries during these key selling periods, or if our products are not ready for shipment to meet the holiday buying season, our net sales and operating results would be adversely affected.

The consumer entertainment software market is highly competitive and changes rapidly. The market for consumer entertainment software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for the same amount of shelf space. Retailers have a limited amount of shelf space on which to display consumer entertainment PC software products. There is intense competition among consumer entertainment software publishers for adequate levels of shelf space and promotional support from retailers. As the number of software titles continues to increase, the competition for shelf space continues to intensify, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. Also, our larger competitors may have more leverage than us to negotiate more and better-positioned shelf space than us. Our retail and distribution customers have no long-term obligations to purchase our products, and may stop purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our sales would significantly decrease.

Increased competition for acquiring the licensing rights to quality consumer entertainment PC software content has compelled us to agree to make increasingly higher advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors and PC software game developers. If the products subject to these advances and minimums do not generate sufficient sales volumes to recover these costs, our financial results will be negatively impacted.

Our present or future competitors may also develop products that are comparable or superior to ours. Our competitors may offer higher quality products, lower priced products or adapt more quickly than us to new technologies or evolving customer requirements. Our competitors typically have more financial resources to spend on marketing promotions, licensing recognizable brands, and advertising efforts. Competition is expected to intensify. In order to be successful in the future, we must be able to respond to technological changes, customer requirements and competitors' current products and innovations. We may not be able to compete effectively in this market, which would have an adverse effect on our operating results and financial condition.

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. The market for consumer entertainment PC software has been characterized by shifts in consumer preferences and short product life cycles. Consumer preferences for entertainment software products are difficult to predict and few products achieve sustained market acceptance. New products we introduce may not achieve any significant degree of market acceptance, or the product life cycles may not be long enough for us to recover advance royalties, development, marketing and other promotional costs. Also, if a product does not sell well, we could be forced to accept substantial product returns or be required to issue additional price markdowns to maintain our relationships with distributors and retailers. Failure of new products to achieve or sustain market acceptance or product returns or price markdowns results in excess of our expectations would adversely impact our business, operating results and financial condition.

We are vulnerable to rapid technological change that could make our products less marketable. Frequent new product introductions and enhancements, rapid technological developments, evolving industry standards and swift changes in customer requirements characterize the market for our products. Our future success depends on our ability to continue to quickly and efficiently develop and introduce new products and enhance existing products to incorporate technological advances and responses to customer requirements. If any of our competitors introduce products more quickly than us, or if they introduce better products than ours, then our business could be adversely affected. We may also not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. Our new or enhanced products may not adequately address the changing needs of the marketplace. From time to time, our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products by competitors may cause customers to delay their purchasing decisions in anticipation of such products, which could adversely affect our business, liquidity and operating results.

Our common stock has experienced low trading volumes and other risks on the OTC Bulletin Board. On April 2, 2001, our common stock was delisted from the Nasdaq SmallCap Market as a result of our failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days. Our stock then began trading on the OTC Bulletin Board under the existing symbol EGAM. On March 15, 2002, our common stock was no longer eligible to be traded on the OTC Bulletin Board because we were not current with our reporting requirements under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On April 19, 2002, our common stock was again traded on the OTC Bulletin Board, when we became current with our 1934 Act filings on March 29, 2002 by filing our Form 10-QSB for the period ended December 31, 2001.

We may not be able to continue to maintain the trading of our stock on the OTC Bulletin Board, which in 2003 will implement listing standards and an application approval requirement to transition to the new Bulletin Board Exchange (BBX) trading system. The BBX trading system will also require listing fees. Even if we are successful in maintaining trading of our stock on the OTC Bulletin Board or the BBX, many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which would make it difficult to sell our stock. If we are not eligible to list our common stock for trading on the BBX, our stock will then be traded on the Pink Sheets, which may have even less trading volume potential and more price fluctuations than the OTC Bulletin Board.

We have experienced increased regulation of our product content and features. Due to the competitive environment in the consumer entertainment software industry, we have and will continue to incorporate features into our products, such as an Internet browser-like interface and advertising technology, to differentiate our products to retailers, provide value-added features to consumers, and to potentially create new revenue streams based on advertising and promotional opportunities. These features may not enhance the product's value, and in fact such features may detract from a product's value if they are not accepted in the marketplace or if new regulations governing the Internet and related technologies are enacted which impact these features.

We may have difficulty protecting our intellectual property rights. We either own or have licensed the rights to copyrights on our products, manuals, advertising and other materials. We also hold trademark rights in our corporate name and logo, and the names of the products owned or licensed by us. Our success depends in part on our ability to protect our proprietary rights to the trademarks, trade names and content used in our principal products. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These initiatives to protect our proprietary rights require us to use internal resources as well as outside legal counsel. We may not have sufficient resources to adequately protect our intellectual property rights, and our existing or future copyrights, trademarks, trade secrets or other intellectual property rights may not be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Also, in selling our products, we rely on "click-through" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights, as do the laws of the United States. Our inability to sufficiently protect our intellectual property rights would have an adverse effect on our business and operating results.

Policing unauthorized use of an easily duplicated and broadly disseminated product such as computer software is very difficult. Software piracy is expected to be a persistent problem for the software industry for the foreseeable future. Software piracy is a much greater problem in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East. If a significant amount of unauthorized copying of our products were to occur, our business, operating results and financial condition could be adversely affected.

We may incur substantial expenses and be required to use our internal resources to defend infringement claims, and settlements may not be favorable or attainable. We may from time to time be notified that we are infringing on the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third-party software developers will create new products and technology that may give rise to claims of infringement. In recent years, we have incurred significant defense costs and utilized internal resources in defending trademark and copyright claims and lawsuits. Other third parties may initiate infringement actions against us in the future. Any future claims could result in substantial costs to us, and diversion of our limited resources. If we are found to be infringing on the rights of others, we may not be able to obtain licenses on acceptable terms or at all, and significant damages for past infringement may be assessed, or further litigation relating to any such licenses or usage may occur. Our failure to obtain necessary licenses or other rights, or the commencement of litigation arising from any such claims, could materially and adversely affect our operating results.

We are exposed to the risk of product defects. Products we offer can contain errors or defects. The PC hardware environment is characterized by a wide variety of non-standard peripherals, such as sound and graphics cards, and configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite the extensive testing performed by our quality assurance personnel, new products or releases may contain errors discovered after shipments have commenced, resulting in a loss of or delay in market acceptance, which could adversely affect our business, operating results and financial condition.

We depend on key management and technical personnel. Our success depends to a significant degree on the continued efforts of our key management, marketing, technical and operational personnel. The loss of one or more key employees could adversely affect our operating results. We also believe our future success will depend in large part on our ability to attract and retain highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and we may not be successful in attracting and retaining such personnel.

We may experience unique risks with our international revenues and distribution efforts. International net revenues, including both product net sales and licensing revenues, represented 4% of our net sales for the fiscal year ended June 30, 2002, compared to 6% of our net sales for the fiscal year ended June 30, 2001. We anticipate that in fiscal 2003 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party distributors, the business failure of any one of these distributors, and the resulting inability to collect licensing revenues due, could have a material adverse effect on our financial condition.


Item 2.        Properties

As of June 30, 2002, we leased 11,000 square feet of office, development and warehouse space in Langhorne, Pennsylvania under an operating lease scheduled to expire on September 30, 2002. During December 2001, we executed a sublease agreement with a third-party for approximately 6,000 square feet of our existing operating facility space, in order to help improve our cash flow and to more effectively realign our resources. In conjunction with this sublease, we extended our operating lease only for the remaining 5,000 square feet office space through September 2004. We believe that our current operating facility will be adequate for our anticipated needs through at least June 30, 2003. Rent expense for our operating facility was $88,000 and $134,000 for the years ended June 30, 2002 and 2001, respectively.

                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters

Our common stock began trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol "EGAM" on April 2, 2001. Prior to that date, our common stock traded on the Nasdaq SmallCap Market under the same symbol. The range of closing bid prices shown below for the period from April 2, 2001 to June 30, 2002 are as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of closing bid prices shown below for the period prior to April 2, 2001 is as reported by the Nasdaq SmallCap Market.

The following are the range of high and low bid prices for the years ended June 30, 2002 and 2001, as reported by the Nasdaq SmallCap Market and the OTCBB:

                                              High       Low
                                           ----------  --------
      Fiscal Year Ended June 30, 2002
      -------------------------------
           First Quarter                    $ 0.140     $ 0.030
           Second Quarter                   $ 0.160     $ 0.040
           Third Quarter                    $ 0.140     $ 0.040
           Fourth Quarter                   $ 0.160     $ 0.030

      Fiscal Year Ended June 30, 2001
      -------------------------------
           First Quarter                    $ 1.875     $ 0.969
           Second Quarter                   $ 0.969     $ 0.188
           Third Quarter                    $ 0.375     $ 0.130
           Fourth Quarter                   $ 0.270     $ 0.100

On November 2, 2001, we entered into an agreement with Fleet Bank (the "Bank") to pay off the outstanding balance owed to the Bank over a twenty-two month period. In connection with this agreement, we issued warrants to the Bank for the purchase of 750,000 shares of our common stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the Bank will have demand registration rights beginning on November 1, 2002. These warrants were issued pursuant to the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The facts relied upon to make this exemption available were: we reasonably believed that the Bank was an accredited investor (as such term is defined in Rule 501(a) under Regulation
D), based upon representations made by the Bank when the warrants were issued; the Bank was the only entity to whom the warrants were issued; we complied with the limitations contained in Rule 502(c) and (d); and a Form D was filed with the U.S. Securities and Exchange Commission within 15 days of the date of issuance reporting the issuance of warrants to the Bank.

As of June 30, 2002, we had approximately 136 shareholders of record. We have not paid any dividends on our common stock. We currently intend to retain earnings, if any, for use in funding our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Critical Accounting Policies
----------------------------

Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our accounting policies with respect to revenue recognition and the valuation of inventory involve the most significant management judgments and estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, price markdowns, bad debts, inventories, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.


Revenue Recognition (net sales, product returns and price markdowns)
--------------------------------------------------------------------

Significant management judgments and estimates must be made and used in order to determine when revenues can be recognized in any reporting period. Material differences may result in the amount and timing of our revenue for any period if management's judgments or estimates for product returns or price markdowns prove to be insufficient based upon actual results. These differences, if material, would significantly affect our operating results and financial condition.

We distribute the majority of our consumer entertainment PC software products to customers that traditionally have sold consumer entertainment PC software products (i.e., mass merchant, specialty and PC software retailers and distributors serving such retailers). The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. Accordingly, we recognize revenues for product shipments to these customers at the time title to the inventory passes to these customers, less a provision for anticipated product returns and price markdowns. We monitor the levels of product sales to our major customers and inventory balances at our significant distributors' warehouses and retailers' field locations, in order to help determine an appropriate estimate for the provision of product returns and price markdowns.

This provision for anticipated product returns and price markdowns is based upon, among other factors, our analysis of: historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, and outstanding return material authorizations. The adequacy of our provision for product returns and price markdowns is reviewed at the end of each reporting period and any adjustments (positive or negative) are recorded when deemed necessary. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected within our balance sheet.

During the years ended June 30, 2002 and 2001, our provision for product returns and price markdowns for customers that have traditionally sold consumer PC software products were $666,000 and $2,040,000, or 12% and 33% of related gross product shipments, respectively. During fiscal 2002, we experienced improved sell-through results of our products being distributed to a more concentrated group of retail customers that have historically sold our type of consumer entertainment PC software products successfully, while increasing the number of retail placement slots for our products at these retail locations. During fiscal 2003, we expect our provision for product returns and price markdowns for customers that have traditionally sold consumer PC software products to be comparable to fiscal 2002 results, as a percentage of gross product shipments.

We recognize revenues from product shipments to our customers that have traditionally sold consumer entertainment PC software products, in accordance with the criteria of SFAS No. 48, "Revenue Recognition When the Right of Return Exists" at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay us, title of the product transfers to the buyer, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sale transaction. Most of our customers require shipping terms of FOB destination, which results in the title to our product passing at the time when the customer actually receives our product.

We determined that we did not have the ability to make reliable estimates of product returns for shipments to drug store retailers and distributors in accordance with SFAS No. 48, and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". We made this determination because during fiscal 2001, product returns from drug store retailers and distributors significantly exceeded originally anticipated returns. Most of these drug store retailers and distributors had not historically sold consumer entertainment PC software products. Accordingly, we determined that we should recognize revenues for shipments to drug store retailers and distributors when our products actually sell through to the end consumer at these retail locations and not at the time we shipped our products to these drug store retailers or distributors.

During fiscal 2002, we entered into agreements with two drug store retailers which, among other things, modified the terms relating to previous product shipments, making all prior sales to these retailers final, and eliminated any further right of product return. Based upon the terms of these agreements during fiscal 2002, we recognized net sales of approximately $3,234,000, which had been deferred in accordance with our revenue recognition policy for product shipments to drug store retailers. We also stopped selling our products directly to drug store retailers and distributors in fiscal 2002, and instead transitioned to what we believe is a lower-risk, higher-margin licensing model with a third-party distributor. We recognize licensing revenues, which are reflected in our net sales, based upon notification from our various licensees as to their net sales of our products during the reporting period, and the related licensing revenue that we earned from their net sales based upon contractual royalty rates.

Inventory Valuation
-------------------

Our accounting policy for inventory valuation requires management to make estimates and assumptions as to the recoverability of the carrying value of our inventory that affect the reported value of inventory and cost of sales for any reporting period. Differences may result in the valuation of our inventory at the close of any reporting period and the amount reflected as cost of sales during any reporting period, if management's judgments or estimates with respect to provisions for the potential impairment of inventory value for any reporting period prove to be insufficient based upon actual results. These differences, if material, would significantly affect our operating results and financial condition.

We are exposed to product obsolescence due to the relatively short product life cycles (averaging six to twenty-four months) of our consumer entertainment PC software products. From time to time, we or our competitors may introduce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products, which would require us to write-down the value of such inventory. Additionally, from time to time, we have been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements with third-party software developers for product content may also expire before such inventory has been sold. We may also from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product, causing us to liquidate these excess quantities of remaining inventory at close out prices below our carrying costs and in excess of our provision for obsolescence. The adequacy of our provision for inventory obsolescence is reviewed, by product, at the close of each reporting period, and any adjustments (positive or negative) are recorded when deemed necessary.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 30.

During fiscal 2001, we sold our wholly-owned subsidiary, eGames Europe. The following referenced amounts included in this Item and our Financial Statements have been reclassified to give effect to the discontinued operation.

Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

Net Sales
---------

For the year ended June 30, 2002, our net sales increased by $4,023,000, or 59%, to $10,879,000, compared to $6,856,000 for the prior year. The $4,023,000 increase resulted from increases in net sales to drug store distributors and retailers of $3,176,000 and to traditional software distributors and retailers of $1,089,000, which increases were partially offset by net sales decreases to promotional and international customers of $225,000 and $17,000, respectively. The following tables represent our net sales by distribution channel and major customer for fiscal 2002 and 2001, respectively:

                        Net Sales by Distribution Channel

                                                                             Increase
                     Channel                     Fiscal 2002  Fiscal 2001   (Decrease)
-----------------------------------------------  -----------  -----------  -----------
Traditional Software Distributors and Retailers  $ 4,620,000  $ 3,531,000  $ 1,089,000
Drug Store Distributors and Retailers              5,865,000    2,689,000    3,176,000
Promotional Customers                                  - 0 -      225,000     (225,000)
International Customers                              394,000      411,000      (17,000)
-----------------------------------------------  -----------  -----------  -----------
Totals                                           $10,879,000  $ 6,856,000  $ 4,023,000
                                                 ===========  ===========  ===========

                           Net Sales by Major Customer

                                                                                    Increase
          Customer                      Channel        Fiscal 2002   Fiscal 2001   (Decrease)
---------------------------------------------------   ------------- ------------- -------------
Walgreen Company                        Drug          $  3,069,000   $ 1,455,000   $ 1,614,000
Infogrames                              Traditional      2,311,000     1,185,000     1,126,000
Rite Aid Corporation                    Drug             1,631,000       632,000       999,000
United American Video                   Drug               997,000       125,000       872,000
Inventory Liquidation Customers         Traditional        862,000       686,000       176,000
Other Customers                         Various          2,009,000     2,773,000      (764,000)
---------------------------------------------------   ------------- ------------- -------------
Totals                                                $ 10,879,000  $ 6,856,000   $  4,023,000
                                                      ============= ============= =============

The net sales increase to drug store distributors and retailers in fiscal 2002 was substantially the result of the $3,234,000 in net sales recognized from the agreements we reached with Rite Aid Corporation and Walgreen Company, which made all prior sales to these drug store retailers final and eliminated any further right of product return. The net sales and net income impacts from these agreements are reflected in the following table:

                                                              Fiscal Years Ended June 30,

                                                           2002          2001         Increase
----------------------------------------------------   ------------   -----------   -----------
As reported:
------------
Net sales                                              $ 10,879,000   $ 6,856,000   $ 4,023,000
                                                       ============   ===========   ===========
Net income (loss)                                      $  2,181,000  ($ 5,933,000)  $ 8,114,000
                                                       ============   ===========   ===========
Net income (loss) per diluted share                    $       0.22  ($      0.61)  $      0.83
                                                       ============   ===========   ===========


Excluding agreements with two drug store retailers:
---------------------------------------------------
Net sales                                              $  7,645,000   $ 6,856,000   $   789,000
                                                       ============   ===========   ===========
Net income (loss)                                      $     76,000  ($ 5,933,000)  $ 6,009,000
                                                       ============   ===========   ===========
Net income (loss) per diluted share                    $       0.01  ($      0.61)  $      0.62
                                                       ============   ===========   ===========

Additionally in fiscal 2002, net sales to drug store distributors and retailers benefited from revenues that were recognized following our notification, by drug store retailers or distributors, that additional eGames' products had sold through to the end consumer at retail locations or when no further right of product return existed for prior product shipments.

During the fourth quarter of fiscal 2002, we transitioned our prior direct distribution relationships with drug store retailers to what we believe is a lower-risk, higher-margin licensing model with a third-party distributor (United American Video or "UAV"). This distributor assumes the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to drug store retailers. During fiscal 2002, we recognized $41,000 in licensing revenues under our agreement with UAV, in addition to $956,000 from net sales relating to physical shipments to UAV of our products. During fiscal 2003, we believe that the majority of our net sales generated at drug store retail locations will be through our licensing agreement with UAV. This arrangement is expected to cause our net sales to drug store distributors and retailers to decrease significantly, on a comparative basis to prior periods, but should enable us to earn higher profit margins on these licensing revenues compared to our historical margins on product sales to drug store distributors and retailers.

The net sales increase to traditional software customers resulted primarily from the $1,126,000 increase in net sales recognized from product shipments to Infogrames, which represented a 95% increase in net sales to Infogrames, compared to the prior year. During fiscal 2002, we were able to increase the number of retail facings (designated positions for our software titles within a retailer's shelf space) at mass-merchant and specialty retailers such as Wal-Mart, K-Mart and Best Buy, as well as PC software retailers like CompUSA and Office Depot. Product distribution to these customers --- which have historically been successful in merchandising consumer entertainment PC software --- increased as a result of our increased sales efforts to these retailers combined with improved product sell-through results at these retail locations in fiscal 2002.

While direct sales to retailers comprised approximately 53% of our net sales in fiscal 2002, we expect to sell the majority of our products through third-party distributors during fiscal 2003, such as Infogrames, United American Video, and Jack of All Games (formerly Triad Distributors, Inc.), as opposed to direct-to-store distribution to retailers, which usually include higher fulfillment costs related to EDI order processing and other additional costs associated with direct-to-store shipments. In addition, many mass-market retailers such as Wal-Mart will not purchase PC software products directly from us, and require us to distribute our products through one of their approved distributors (such as Infogrames). During the year ended June 30, 2002, we had three major customers, Walgreen Company, Infogrames, and Rite Aid Corporation, which accounted for approximately 28%, 21% and 15% of net sales, respectively. For the year ended June 30, 2001, we had two major customers (Walgreen Company and Infogrames), which accounted for approximately 21% and 17% of net sales, respectively. (See "Our success depends on continued viable business relationships with key distributors and retailers" and "A significant part of our sales come from a limited number of customers" under "Risk Factors", page 10.)

Our international net revenues, including both product net sales and licensing revenues, for the years ended June 30, 2002 and 2001 were $394,000 and $411,000, respectively. Our international net revenues, as a percentage of net sales, represented 4% of net sales in fiscal 2002 compared to 6% of our net sales in fiscal 2001. We anticipate that international net revenues in fiscal 2003 may represent from 5% to 10% of our net sales. During the fourth quarter of fiscal 2001, we sold our distribution operation located in the United Kingdom. As a result of this sale, we transitioned the majority of our international distribution efforts to a licensing revenue model, where we no longer bear the working capital risk of supporting these multi-country sales efforts, but expect to earn a licensing fee based on third-party distributors' sales of our products. These third-party distributors assume the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion, and merchandising of our products with their retail customers.

During fiscal 2002, we continued to look for opportunities to increase our licensing revenues --- both in actual dollars and as a percentage of our net sales --- through both existing and new channels of distribution. Our licensing revenues for the years ended June 30, 2002 and 2001 were $329,000 and $271,000, or 3% and 4% of our net sales, respectively. For the year ended June 30, 2002, we had four customers that represented 89% (35%, 30%, 12% and 12%) of our licensing revenues compared to two customers that represented 80% (67% and 13%) of our licensing revenues for the year ended June 30, 2001. During fiscal 2003, we anticipate that our licensing revenues could range from 5% to 10% of our net sales and represent more than one-third of our estimated pre-tax profit.

During fiscal 2002, we continued initiating various programs designed to increase the net sales of our products over the Internet, including: implementing an improved eGames website and creating a new website for our Outerbound brand; improving our electronic distribution capabilities by further developing and expanding our affiliation with Digital River, a leading distributor of digital software over the Internet; and further incorporating user-friendly on-line functionality into our products. Our net sales via the Internet for the years ended June 30, 2002 and 2001 were $205,000 and $171,000, respectively, or 2% of net sales during both years. During fiscal 2003, we plan to continue evaluating new initiatives to help further increase our website traffic and the operating profits generated from our Internet sales.

During fiscal 2001, we recorded $225,000 in promotional customer revenues as a result of developing and manufacturing a customized software game title for a nationally known fast-food restaurant. During fiscal 2002, we did not recognize any revenues from similar promotional programs.

Product Returns and Price Markdowns

The large volume of product returns we received from drug store retailers and distributors in fiscal 2001 was primarily due to the majority of our product shipments to these customers being part of short-term promotional programs for periods ranging from six to eight weeks. Upon termination of these programs, the unsold products could then be returned to us. This relatively short period of time at the retailers' locations is significantly less than the time period that our software titles remain at mass-merchant, specialty and PC software retailers' locations, where consumer entertainment PC software products have been successfully merchandised with products remaining on retail shelves longer and in fixed locations in the store. Additionally, in random store visits, we discovered that our products were often not effectively merchandised in some of the drug stores where our products were sold, which may have contributed to the higher product returns.

In fiscal 2002, we experienced product returns and price markdowns from traditional software retailers and distributors totaling $666,000, or 12% of related gross shipments, compared to product returns and price markdowns of $2,040,000, or 33% of related gross shipments, from these retailers and distributors during fiscal 2001. This $1,374,000 decrease was mostly a result of our increased sales efforts to mass-merchant, specialty and PC software retailers combined with improved product sell-through results at these retailers' stores, where consumer entertainment PC software has historically been successfully merchandised. Our focus on sales to traditional software retailers was combined with our strategic decision during fiscal 2002 to stop distributing our products to certain office superstore retailers that had previously been unsuccessful in merchandising our products to end consumers.

Cost of Sales
-------------

Cost of sales for the year ended June 30, 2002 were $5,436,000 compared to $6,007,000 for the year ended June 30, 2001, representing a decrease of $571,000 or 10%. This cost of sales decrease was caused primarily by decreases of:

     o   $1,114,000 in provision for inventory obsolescence,
     o   $504,000 in reclamation costs associated with product returns,
     o   $294,000 in freight costs, and
     o   $98,000 in other cost of sales.

These cost of sales decreases were partially offset by cost of sales increases of:

     o   $1,129,000 in product costs, and
     o   $310,000 in royalty costs.

During fiscal 2001, our products did not sell through to end consumers at drug store retailers at the rates we had anticipated. Much of the product costs associated with products returned from these drug store retailers had to be scrapped due to the short product life cycle of this inventory combined with the long length of time it took these retailers to return products to us. Additionally in fiscal 2001, we had to scrap display racks associated with our previous "Store-in-a-Store" program due to the decision not to continue expanding this program. The $1,114,000 decrease in the provision for inventory obsolescence resulted mostly because:

     o we stopped directly distributing our products to drug store retailers during fiscal 2002; and
     o we entered into agreements with two of our major drug store customers in fiscal 2002 which, among other things, prohibited further product returns from them.

Because of these factors during fiscal 2002, we did not experience the same high level of inventory obsolescence that occurred in fiscal 2001. Also during fiscal 2002, we focused our efforts on increasing product distribution to traditional software retailers and distributors servicing such retailers, where the product lifecycle is longer and product sell-through results have historically been better than we experienced with drug store retailers.

The $504,000 decrease in reclamation costs (processing costs charged by drug store retailers and our third-party warehouse vendors when our products are returned) was the result of the very high product return rates we experienced during fiscal 2001 from drug store retailers. Due to our decision during fiscal 2002 to no longer distribute our products directly to drug store retailers, these reclamation costs have continued to decline. We believe that these costs will remain at these reduced levels for the foreseeable future as we continue to focus on distributing our products to traditional software retailers and distributors, which historically have returned a smaller percentage of our products shipped to them, compared to drug store retailers. Additionally as a result of the agreements with the two drug store retailers previously discussed, during fiscal 2002, we were able to reverse $200,000 in accruals related to previously anticipated reclamation costs.

Freight costs decreased by $294,000 primarily due to decreased product distribution to drug store retailers and distributors during fiscal 2002 compared to the prior year. Our transition away from directly distributing our products to drug store retailers and distributors caused our unit volume of gross product shipments to decrease by approximately 50% during fiscal 2002 compared to fiscal 2001. This reduced unit volume of overall product shipments greatly impacted our amount of total freight costs on a comparative basis. Additionally in fiscal 2001, we had expensed freight costs on all product shipments made to drug store retailers and distributors, although the revenues associated with many of these product shipments had been deferred until we would receive confirmation of actual product sell-through to the end consumer from our drug store customer. In fiscal 2002, we entered into agreements with two major drug store retailers where our products had previously been sold, which allowed us to recognize the revenues from product shipments that had been deferred during fiscal 2001. These cost savings were partially offset by increased shipping and handling costs related to our direct-to-store product distribution to certain PC software retailers through electronic data interchange ("EDI") orders, which have higher per-order fulfillment costs.

The $98,000 decrease in other costs of sales related to decreased warehousing, handling, labeling and packaging costs primarily incurred in our fiscal 2001 "Store-in-a-Store" program with drug store retailers, which was discontinued during fiscal 2002. Also during fiscal 2001, we incurred additional warehousing costs associated with product returns and display rack storage related to the servicing of drug store retailers that were not experienced at the same levels during fiscal 2002.

The $1,129,000 increase in product costs and the $310,000 increase in royalty costs were both caused primarily by the current year's increase in net sales, and the product mix related to those net sales. In particular, the agreements with the two major drug store retailers discussed above represented $1,084,000 of the increase in product costs and $261,000 of the increase in royalty costs for fiscal 2002, compared to fiscal 2001.

Gross Profit Margin
-------------------

Our gross profit margin for fiscal 2002 increased to 50.0% of net sales from 12.4% of net sales for fiscal 2001. This 37.6% increase in gross profit margin was caused primarily by decreases, as a percentage of net sales, of:


     o   17.7% in provision for inventory obsolescence,
     o    7.1% in reclamation costs associated with product returns,
     o    6.0% in freight costs,
     o    2.7% in product costs,
     o    2.7% in other costs of sales, and
     o    1.4% in royalty costs.
         ------------------------
         37.6% Gross profit margin increase
         =====

The reasons for the decreases in the provision for inventory obsolescence and reclamation, freight and product costs are discussed under "Cost of Sales," above. Essentially, our fiscal 2002 gross profit margin benefited from our decision to stop distributing products directly to drug store retailers and distributors. Based on our current business model of servicing, primarily through third-party distributors, a concentrated number of select mass-merchant, specialty and PC software retailers, and assuming that our existing overall product sell-through and return rates remain at approximately our fiscal 2002 levels, we believe that our fiscal 2003 gross profit margin will be similar to our fiscal 2002 gross profit margin of 50%. Factors having potential impact on our fiscal 2003 gross profit margin are, among other things:

     o   Controlling the manufacturing and distribution costs of our titles,
     o Consumer acceptance of our newly released titles with higher retail price points,
     o Third-party licensees' success in distributing our titles to international customers and drug store retailers,
     o Establishing successful titles at higher retail price points to compensate for developer royalty rate increases,
     o Possible inventory liquidations at prices yielding below normal profit margins to address liquidity needs,
     o Price markdowns and other consumer and retailer incentives needed to support product sell-through.

Operating Expenses
------------------

Product development expenses for the year ended June 30, 2002 were $401,000 compared to $748,000 for the year ended June 30, 2001, a decrease of $347,000 or 46%. The liquidity crisis we encountered at the end of fiscal 2001 required us to undertake several cost saving initiatives during fiscal 2002, which among other things, included substantial reductions in our staffing levels and utilization of external labor resources. As a result of these initiatives, we achieved the following cost reductions:

     o   $272,000 in salary related costs,
     o     59,000 in outside labor and consultant costs, and
     o     16,000 in other development related costs.
         ---------------------------------------------------
         $347,000 Product development expense reductions
         ========

Selling, general and administrative expenses for the year ended June 30, 2002 were $2,736,000 compared to $5,783,000 for the year ended June 30, 2001, a decrease of $3,047,000 or 53%. As a result of various cost saving initiatives we undertook in fiscal 2002, which among other things, included substantial reductions in marketing promotional expenses and in our staffing levels, we achieved the following cost reductions:

     o   $906,000 in marketing promotional expenses,
     o    830,000 in salary related costs and travel expenses,
     o    437,000 in bad debt costs,
     o    250,000 in litigation and legal costs,
     o    133,000 in auditing and tax preparation costs, and
     o    491,000 in other selling, general and administrative expenses.
       --------------------------------------------------------------------
       $3,047,000 Selling, general and administrative expense reductions
       ==========
The $906,000 decrease in marketing promotional expenses contributed significantly to the 53% decrease in selling, general and administrative expenses. This decrease was caused primarily by our decision in fiscal 2002 to stop distributing our products directly to drug store retailers and distributors. During fiscal 2001, we had incurred a significant increase in merchandising, display and other promotional costs in order to support our Store-in-a-Store distribution strategy with drug store retailers. This strategy required us to incur the initial costs to support recurring short-term promotional programs that were merchandised with temporary cardboard display units for periods of approximately six to eight weeks, with our plan being to then establish longer-term consumer entertainment PC software sections within these retailers' stores. During fiscal 2001, we were not successful in establishing these longer-term entertainment sections for our products at drug store retailers. Additionally, our products did not sell through to the end consumer very well in these short-term promotional programs, and therefore during fiscal 2002 we transitioned the distribution of our products to drug store retailers to a third-party distributor through a licensing agreement, which obligates the third-party distributor to assume these types of costs. As a result of the agreements with the two drug store retailers previously discussed, during fiscal 2002 we were able to reverse $75,000 in accruals related to marketing promotional expenses. During fiscal 2003, we anticipate that our marketing promotional expenses will primarily increase or decrease based on corresponding increases and decreases in our net sales.

The $830,000 decrease in salary related costs and travel expenses resulted from our fiscal 2002 reduction in staff levels. At the beginning of fiscal 2001, we had 45 employees, compared to June 30, 2002, when we had reduced our number of employees to 16 full-time and 2 part-time employees. We believe that we have now reduced our employee workforce to a level that most effectively supports our projected operations for the foreseeable future, and we do not currently anticipate any large decreases or increases in our number of employees during fiscal 2003.

The $437,000 decrease in bad debt expense was primarily attributable to two customers who owed us $308,000 at the time they filed for bankruptcy protection during fiscal 2001.

In fiscal 2002, we were not involved in litigation or other legal disputes to the same extent that we were in fiscal 2001, which resulted in the $250,000 decrease in litigation and legal costs. Litigation and legal costs have the potential to vary substantially from year to year, and are very unpredictable. For additional information on this topic, see "We may incur substantial expenses and be required to use our internal resources to defend infringement claims, and settlements may not be favorable or attainable" within our list of Risk Factors, page 13.

The $133,000 decrease in auditing and tax preparation costs resulted from the additional audit work incurred to complete the fiscal 2001 financial statement audit. The additional audit work was caused primarily by the delayed reporting of product sell-through by drug store retailers and distributors, and our inability to adequately provide for anticipated product returns from drug store retailers and distributors that related to our decision to change our revenue recognition policy for product shipments to drug store retailers and distributors. During fiscal 2003, we anticipate these costs to remain comparable to fiscal 2002 amounts.

The $491,000 decrease in other selling, general and administrative expenses was achieved through cost reductions of:

     o   $116,000 in tradeshow costs,
     o   $91,000 in outside labor and consultants,
     o   $81,000 in public corporation expenses, and
     o   $116,000 in various other costs.

Additionally, we experienced an $87,000 decrease in depreciation and amortization expense related to older assets becoming fully depreciated at rates greater than we were replacing them. During fiscal 2003, we anticipate other selling, general and administrative costs to remain comparable to fiscal 2002 levels.

Interest Expense, Net
---------------------

Net interest expense for the year ended June 30, 2002 was $125,000 compared to $95,000 for the year ended June 30, 2001, an increase of $30,000. This $30,000 increase was primarily due to the increase in the average outstanding balance of our bank debt, which had previously consisted of a credit facility and has subsequently been converted to a monthly amortizing term loan at the floating interest rate of the prime rate plus 3%.

Benefit from Income Taxes
-------------------------

We had no provision for income taxes for the year ended June 30, 2002 compared to a benefit from income taxes for the year ended June 30, 2001 of $39,000. This $39,000 decrease in the benefit from income taxes was primarily due to the increase in our fiscal 2002 income from continuing operations before income taxes compared to fiscal 2001, which was offset by the utilization of certain net operating loss carry-forwards from prior periods and adjustments for necessary timing differences between taxable income and book income.

Income (Loss) from Continuing Operations
----------------------------------------

As a result of the factors discussed above, and in particular our agreements reached with two drug store retailers that benefited our fiscal 2002 financial results by $2,105,000, we recognized $2,181,000 in income from continuing operations compared to a ($5,738,000) loss from continuing operations for the year ended June 30, 2001, an increase in income from continuing operations of $7,919,000.

Loss from Discontinued Operation
--------------------------------

Loss from discontinued operation for fiscal 2001 was ($196,000). This loss from discontinued operation was generated from this operation's gross profit of $826,000 and benefit from income taxes of $52,000, which were reduced by:
$1,042,000 in operating expenses (inclusive of $45,000 in goodwill expense), $31,000 loss related to recognition of the accumulated foreign currency translation adjustment, and $1,000 in net interest expense.

Net Income (Loss)
-----------------

As a result of the factors discussed above, and in particular our agreements reached with two drug store retailers that benefited our fiscal 2002 financial results by $2,105,000, our net income for fiscal 2002 was $2,181,000 compared to a ($5,933,000) net loss for fiscal 2001, an increase in net income of $8,114,000.

Weighted Average Common Shares
------------------------------

The weighted average common shares outstanding on a diluted basis increased by 192,358 for the year ended June 30, 2002 to 9,989,541 from 9,797,183 for the year ended June 30, 2001. The current years' increase in the weighted average common shares resulted from the additional common shares outstanding during fiscal 2002, combined with additional common stock equivalents, compared to the prior year. During the latter part of the year ended June 30, 2001, 239,362 shares of common stock, with a market valuation of approximately $46,000, were issued in connection with a settlement agreement relating to an intellectual property dispute. Additionally, fiscal 2001's diluted basis calculation excluded common stock equivalents due to their anti-dilutive impact caused by that year's net loss.

Liquidity and Capital Resources

At June 30, 2002, we had working capital of $94,000 and total stockholders' equity of $99,000, compared to a working capital deficiency of $2,242,000 and a total stockholders' deficit balance of $2,115,000 at June 30, 2001. As of June 30, 2002, we had a cash balance of $700,000 compared to $26,000 as of June 30, 2001. This $674,000 increase in our cash balance resulted from cash provided by operating activities of $1,581,000, which was partially offset by cash used in investing activities of $20,000 and in financing activities of $887,000.

For the year ended June 30, 2002, cash provided by operating activities was $1,581,000 compared to net cash used in operating activities of $2,535,000 for the year ended June 30, 2001. The $1,581,000 in cash provided by operating activities in fiscal 2002 was generated from $2,181,000 in net income offset by $802,000 in non-cash items, such as provisions for product returns, price markdowns, bad debts and inventory obsolescence, $192,000 in depreciation and amortization expenses, and an $11,000 gain on the sale of furniture and equipment. Additionally in fiscal 2002, cash provided by operating activities benefited from an increase in accrued expenses of $115,000, and from decreases of:

     o   $2,834,000 in inventory,
     o   $190,000 in accounts receivable,
     o   $149,000 in prepaid and other expenses, and
     o   $30,000 in restricted cash.

Cash provided by operating activities was reduced by a decrease in accounts payable of $1,416,000 and a $3,485,000 decrease in customer advance payments.

For the year ended June 30, 2002, net cash used in investing activities was $20,000 compared to $107,000 in net cash provided by investing activities for the year ended June 30, 2001. The $20,000 in net cash used in investing activities for the current fiscal year resulted from $31,000 in purchases of furniture, equipment and other assets, which was partially offset by $11,000 in proceeds received from the disposal of furniture and equipment.

For the year ended June 30, 2002, net cash used in financing activities was $887,000 compared to net cash provided by financing activities of $806,000 for the year ended June 30, 2001. The $887,000 net cash used in financing activities for the current fiscal year resulted from:

     o   ($640,000) in repayments of bank debt,
     o    (484,000) in repayments of trade notes payable,
     o     (90,000) in repayments of capital lease obligations, and
     o     (63,000) in repayments of a note payable,

                    which cash uses were partially offset by cash sources of:

     o     280,000  in proceeds from bank debt, and
     o     110,000  in proceeds from a note receivable.
          -----------------------------------------------
         ($887,000) Net cash used in financing activities
          ========

As of June 30, 2002, we no longer had an amount classified in our Balance Sheet as "customer advance payments" compared to $3,485,000 that we had on June 30, 2001. This balance had been comprised of payments primarily from drug store retailers and distributors for products shipped to such customers prior to the sale of such products to the end consumer. These payments had been recorded as customer advance payments on our Balance Sheet until such time as the products were actually sold through to the end consumer, or at such time that the distributor or retailer no longer had the right to return any of our previously shipped products. During fiscal 2002, we entered into agreements with two drug store retailers, which among other things modified the terms relating to previous product shipments, making all prior sales to these drug store retailers final and eliminating any further product returns. During fiscal 2002, based upon the terms of these agreements and from the reported product sell through to the end consumer from drug store retailers and distributors, we were able to recognize the majority of the net sales amounts that had been deferred as of June 30, 2001 and during the first part of fiscal 2002.

On August 9, 2000, we entered into a $2,000,000 revolving credit facility with Summit Bank, which is now Fleet Bank (the "Bank"). The credit facility was essentially established to provide working capital to support our operations. Amounts outstanding under this credit facility were charged interest at one-half of one percent above the Bank's current prime rate, with interest due monthly, and was secured by substantially all of our assets. The credit facility required us, among other things, to maintain certain financial ratios, such as a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this credit facility had a minimum effective net worth covenant that started at $3,100,000 at June 30, 2000 and increased by $150,000 quarterly to a $3,700,000 requirement at June 30, 2001. As of June 30, 2001, we were not in compliance with those covenants.

On July 23, 2001, the Bank notified us that due to our violation of the financial covenants under the credit facility as of June 30, 2001, and the material adverse changes in our financial condition, the Bank would no longer continue to fund the credit facility.

On November 2, 2001, we entered into an agreement with the Bank to pay off the outstanding balance of $1,400,000 over a twenty-two month period. The agreement also provides that, despite our defaults under the loan documents, the Bank would not enforce their rights and remedies under the loan documents as long as we remain in compliance with the terms of the agreement. Our shareholders would face a total loss of their investment if we were to default under the agreement and the Bank enforced its right to liquidate the company. The agreement provides that the remaining outstanding balance owed under the credit facility is to be repaid in monthly installments, with interest at the prime rate plus three percent. The final monthly payment under this agreement is due and payable on July 31, 2003. Additionally, the terms of the agreement require us to achieve certain earnings benchmarks and to provide the Bank with periodic financial and cash flow reporting. As part of the agreement, we issued warrants to the Bank for the purchase of 750,000 shares of our common stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank will have demand registration rights beginning on November 1, 2002. The value of these warrants was determined by using the Black-Scholes valuation model and is being expensed at a monthly rate of $3,750 on a straight-line basis over the warrants' one-year vesting period. As of September 16, 2002, the principal balance outstanding on this term loan was $700,000, and we were in compliance with the covenants of this agreement.

During the years ended June 30, 2002 and 2001, we financed our Directors and Officers Liability and Employment Practice Liability insurance policies with a third-party financing company, and recorded $111,000 and $87,000 in related insurance expense and made related payments of $87,000 and $99,000 for the same periods, respectively. As of June 30, 2002, we did not have an outstanding balance under this financing arrangement. As of August 1, 2002, we had obtained one-year replacement policies for this insurance coverage for a total cost of $145,000 (premium cost of $143,000 plus interest cost of $2,000). The related financing terms require us to pay this $145,000 amount by February 1, 2003.

For the prior fiscal year ended June 30, 2001, net cash provided by our discontinued operation was $519,000.


Liquidity Initiatives During Fiscal 2002
----------------------------------------

As a result of our poor financial condition that was reflected in our financial statements for the fiscal year ended June 30, 2001, we implemented certain liquidity initiatives during the current fiscal year in an effort to generate sufficient cash from operations to stay in business.

During fiscal 2002, we:

     o Reduced our staff level to 16 full-time and 2 part-time employees, from 45 employees at the beginning of fiscal 2001. This action has helped reduce our cash consumption rate.

     o Entered into a forbearance agreement with the Bank converting the credit facility into a twenty-two month amortizing term loan.

     o Ended our sales and distribution relationships with drug store retailers, and entered into agreements with two drug store retailers which, among other things, modified the terms of previous product shipments which made all prior sales to these retailers final and eliminated further product returns. We also transitioned our prior direct distribution relationships with drug store retailers to a lower-risk, higher-margin licensing model with a third-party distributor who assumes the responsibilities and costs of inventory production, distribution, promotion and merchandising of our products to these drug store retailers. These changes contributed to reductions in marketing promotional costs.

     o Converted $791,000 in end-of-life-cycle inventory titles into $862,000 of cash proceeds through various inventory liquidation sales. These cash proceeds were critical in our ability to continue as a going concern during the early part of fiscal 2002.

     o Converted certain trade accounts payable balances outstanding at June 30, 2001 to trade notes payable with monthly principal and interest payments ranging from six to twelve months and bearing interest at 6.75%. All outstanding amounts relating to these trade notes payable were settled as of June 30, 2002.

     o Negotiated a cash payment discount with our largest trade vendor as part of a transaction that resulted in a $100,000 discount from our payable with this vendor, which benefit was reflected within the "cost of sales" section of our fiscal 2002 Statements of Operations.

     o Refocused our efforts to serve the value-priced PC gaming software consumer. We have accomplished this transition by increasing third-party distribution of our products through our primary North American distributor, Infogrames, which services mass-merchant retailers, such as Wal-Mart, K-Mart, Target, and specialty retailers like Best Buy. We've also improved our direct distribution relationships with major PC software retailers such as CompUSA and Office Depot. These mass-merchant, specialty, and PC software retailers have historically merchandised our products successfully to our target consumers.


Liquidity Risk
--------------

Since we no longer have a credit facility available to us, our ability to achieve and maintain positive cash flow is essential to our survival as a going concern. Our ability to do this depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, the development and sell-through of our products, and the costs of developing, producing and marketing such products. We believe that our projected cash and working capital balances may be sufficient to fund our operations for the next twelve months, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations over the next twelve months. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; increasing the speed of our receivable collections from customers; and maintaining compliance under the covenants set forth in the forbearance agreement with the Bank. Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors are the market acceptance and sell-through rates of our current products, and the continued growth of the consumer entertainment software market. If any of our software titles do not sell through to end consumers at the rate anticipated, we could be exposed to product returns and a lack of additional orders for these products, which could severely reduce the accounts receivable that we would be able to collect from such retailers or distributors of our products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.

New Accounting Pronouncements

During fiscal 2002, we adopted Emerging Issues Task Force (EITF) Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts for current and prior periods reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the years ended June 30, 2002 and 2001, these amounts were $71,000 and $316,000, respectively.

During fiscal 2001, we adopted EITF Issue 00-14, "Accounting for Certain Sales Incentives". Accordingly, net sales amounts for current and prior periods reflect the reclassification of consumer and retailer rebate costs, from selling, general and administrative expenses to a reduction of net sales.

EITF Issue 00-14 and EITF Issue 00-25 were both subsequently codified by EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

During fiscal 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new principle did not have a material impact on our financial condition or results of operations.

We do not expect any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.


Forward-Looking Statements

This report contains forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: our expectation that during fiscal 2003 our provision for product returns and price markdowns for customers that have traditionally sold consumer PC software will be comparable to that of fiscal 2002, as a percentage of sales; our belief that in fiscal 2003, the majority of revenues generated at drug store retail locations will be through our third-party licensing arrangement resulting in decreased net sales but higher profit margins; our expectation that the majority of our products will be sold through wholesale distributors in fiscal 2003; the anticipated amount of international net revenues during fiscal 2003; our expectation that we will earn a licensing fee from our international distributors in fiscal 2003 based on product sales pursuant to these arrangements; our anticipated licensing revenues in fiscal 2003, and the impact of these revenues on net sales and pre-tax profits; our plan to continue evaluating new initiatives in fiscal 2003 to help increase website traffic and operating profits from Internet sales; our belief that reclamation costs will remain at the reduced levels achieved in fiscal 2002; our belief that our 2003 gross profit margin will be similar to our 2002 gross profit margin; our expectation that marketing promotional expenses will increase or decrease based on increases and decreases in our net sales in fiscal 2003; our belief that our workforce has been reduced to a level that will support our operations for the foreseeable future, and we will not require any large increases or decreases in the number of employees during fiscal 2003; the unpredictability of litigation costs in any given fiscal year; our anticipation that our fiscal 2003 auditing and tax preparation fees will remain comparable to fiscal 2002 amounts; our expectation that in fiscal 2003, selling, general and administrative expenses may increase if and when our operations expand due to higher revenues; the impact on shareholders if we were to be in default under our forbearance agreement with the Bank; our belief that projected cash and working capital balances may be sufficient to fund our operations for the next twelve months; and our expectation that recently issued accounting pronouncements will not have a significant impact on our results of operations, financial position or cash flows. All forward-looking statements are based on our current expectations, and should not be considered as representations by us or any other person that we will achieve the results discussed in this report.

The following important factors, among others discussed elsewhere in this report, could cause our actual results to differ significantly from those stated in the forward-looking statements contained in this report: the successful sell-through of our products in international markets and the ability of third-party international and domestic distributors to pay licensing fees based on such sales in a timely manner; our ability to increase sales of our products into traditional software retail stores; the profitability of our product sales to traditional software retailers; the success of our third-party licensing arrangements to sell our products into drug store retailers, which will continue to be dependent on successful product sell-through in such retail stores; our ability to continue to make timely payments of principal and interest to the Bank pursuant to our forbearance agreement; our ability to comply with the financial covenants contained in the forbearance agreement with the Bank; our ability to generate sufficient cash flow to fund our operations for the next twelve months; the market acceptance and successful sell-through results of our products at retail stores; the amount of unsold product that is returned to us by retail stores or distributors, and the timing of such returns; increased selling, general and administrative costs, including increased legal expenses; the allocation of adequate shelf space for our products in retail stores; our ability to collect outstanding accounts receivable and establish adequate reserves for un-collectible receivables; the actual amount of product returns and price markdowns from distributors and retailers and our ability to establish adequate reserves for product returns and price markdowns; the ability to deliver products in response to orders within a commercially acceptable time frame; downward pricing pressure; fluctuating costs of developing, producing and marketing our products; our ability to license or develop quality content for our products; the success of our efforts to develop Internet sales; consumers' continued demand for value-priced software; increased competition in the value-priced software category; our ability to retain key employees; and various other factors, many of which are beyond our control. We do not undertake to update any forward-looking statement made in this report or that may be made from time to time by or on behalf of our company.

Item 7.        Financial Statements


                                  eGames, Inc.

                          Index to Financial Statements


                                                                         Page
                                                                         ----

        Independent Auditors' Reports..................................   31


        Balance Sheet as of June 30, 2002..............................   33


        Statements of Operations for the years
        ended June 30, 2002 and 2001...................................   34


        Statements of Stockholders' Equity (Deficit) for the years
        ended June 30, 2002 and 2001...................................   35


        Statements of Cash Flows for the years
        ended June 30, 2002 and 2001...................................   36

        Notes to Financial Statements..................................   38

                          Independent Auditors' Report


The Board of Directors and Stockholders
eGames, Inc.:

We have audited the accompanying balance sheet of eGames, Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of eGames' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eGames, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that eGames, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, eGames, Inc. has minimal stockholders' equity and working capital and no longer has access to its previous credit facility and its liquidity needs are entirely dependent on cash flow from operations. These matters raise substantial doubt about eGames, Inc.'s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
July 24, 2002

                          Independent Auditors' Report


The Board of Directors and Stockholders
eGames, Inc.:

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of eGames, Inc. for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of eGames, Inc. for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders' deficit at June 30, 2001, suffered a net loss and incurred negative cash flows from operations for the year ended June 30, 2001, and no longer has a credit facility available for future borrowings. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP

Philadelphia, Pennsylvania
January 9, 2002
                                  eGames, Inc.
                                  Balance Sheet


                                                                      As of
                                                                     June 30,
ASSETS                                                                 2002
------                                                             -----------
Current assets:
   Cash and cash equivalents                                       $   700,109
   Accounts receivable, net of allowances of $713,272                  819,165
   Inventory                                                           467,298
   Prepaid and other expenses                                          111,064
                                                                   -----------
          Total current assets                                       2,097,636

Furniture and equipment, net                                            55,677
                                                                   -----------
          Total assets                                             $ 2,153,313
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable                                                    $    56,550
   Accounts payable                                                    333,083
   Bank debt                                                           790,000
   Accrued expenses                                                    824,253
                                                                   -----------
          Total current liabilities                                  2,003,886

Bank debt, net of current portion                                       50,000
                                                                   -----------
          Total liabilities                                          2,053,886

Commitments and contingencies - Notes 8, 9 and 14

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          10,221,237 issued and 9,989,337 outstanding)               9,179,827
   Additional paid-in capital                                        1,189,229
   Accumulated deficit                                              (9,768,212)
   Treasury stock, at cost - 231,900 shares                           (501,417)
                                                                   -----------
          Total stockholders' equity                                    99,427
                                                                   -----------
         Total liabilities and stockholders' equity                $ 2,153,313
                                                                   ===========




                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                       Years ended June 30, 2002 and 2001


                                                                  2002          2001
                                                               -----------   -----------
Net sales                                                      $10,879,465   $ 6,855,891

Cost of sales                                                    5,436,271     6,006,710
                                                               -----------   -----------
Gross profit                                                     5,443,194       849,181

Operating expenses:
    Product development                                            401,296       747,733
    Selling, general and administrative                          2,735,983     5,782,979
                                                               -----------   -----------
        Total operating expenses                                 3,137,279     6,530,712
                                                               -----------   -----------

Operating income (loss)                                          2,305,915    (5,681,531)

Interest expense, net                                              125,392        95,166
                                                               -----------   -----------
Income (loss) from continuing operations before income taxes     2,180,523    (5,776,697)

Provision (benefit) for income taxes                                 - 0 -       (39,098)
                                                               -----------   -----------
Income (loss) from continuing operations                         2,180,523    (5,737,599)

Loss from discontinued operation (Note 10)                           - 0 -      (195,548)
                                                               -----------   -----------

Net income (loss)                                              $ 2,180,523   ($5,933,147)
                                                               ===========   ===========

Net income (loss) per common share:

Basic and Diluted:
Income (loss) from continuing operations                       $      0.22   ($     0.59)
Income (loss) from discontinued operation                      $      0.00   ($     0.02)
                                                               -----------   -----------
Basic and diluted net income (loss) per common share           $      0.22   ($     0.61)
                                                               ===========   ===========

Weighted average common shares outstanding - Basic               9,989,337     9,797,183

Dilutive effect of common share equivalents                            204         - 0 -
                                                               -----------   -----------
Weighted average common shares
   and common share equivalents outstanding - Diluted            9,989,541     9,797,183
                                                               ===========   ===========



                See accompanying notes to financial statements.

                                  eGames, Inc.
                  Statements of Stockholders' Equity (Deficit)
                       Years ended June 30, 2002 and 2001




                                                              Common Stock       Additional                     Treasury Stock
                                                         ----------------------    Paid-in     Accumulated   ---------------------
                                                           Shares      Amount      Capital       Deficit      Shares     Amount
-------------------------------------------------------- ----------  ----------  -----------  -------------  --------- -----------
Balance as of June 30, 2000                               9,981,875  $9,134,234   $1,148,550    ($6,015,588)   231,900   ($501,417)

Net loss                                                                                         (5,933,147)

Shares issued in connection with a legal settlement         239,362      45,593

Options issued in connection with a consulting
   agreement                                                                           6,929

Net foreign currency translation adjustment

-------------------------------------------------------- ----------  ----------  -----------  -------------  --------- -----------
Balance as of June 30, 2001                              10,221,237   9,179,827    1,155,479    (11,948,735)   231,900    (501,417)


Net income                                                                                        2,180,523

Common stock warrants issued to Fleet Bank                                            33,750

-------------------------------------------------------- ----------  ----------  -----------  -------------  --------- -----------
Balance as of June 30, 2002                              10,221,237  $9,179,827   $1,189,229    ($9,768,212)   231,900   ($501,417)
                                                         ==========  ==========  ===========  =============  ========= ===========


                                                          Accumulated
                                                             Other
                                                         Comprehensive   Stockholders'
                                                              Loss      Equity (Deficit)
-------------------------------------------------------- -------------  ----------------
Balance as of June 30, 2000                                  ($69,199)       $3,696,580

Net loss                                                                     (5,933,147)

Shares issued in connection with a legal settlement                              45,593

Options issued in connection with a consulting
   agreement                                                                      6,929

Net foreign currency translation adjustment                    69,199            69,199

-------------------------------------------------------- -------------  ---------------
Balance as of June 30, 2001                                     - 0 -        (2,114,846)


Net income                                                                    2,180,523

Common stock warrants issued to Fleet Bank                                       33,750

-------------------------------------------------------- -------------  ---------------
Balance as of June 30, 2002                                     $- 0 -          $99,427
                                                         =============  ===============




                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                       Years ended June 30, 2002 and 2001

                                                                  2002           2001
                                                               -----------    -----------
Cash flows from operating activities:
-------------------------------------
    Net income (loss)                                          $ 2,180,523    ($5,933,147)
    Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
    Depreciation, amortization and other non-cash items            192,356        238,506
    Loss from discontinued operation                                 - 0 -        195,548
    Provisions for sales returns, price markdowns,
         bad debts and inventory obsolescence                      801,797      4,742,699
    Sell-through of prior year's customer advance payments      (1,892,029)         - 0 -
    Gain on disposal of furniture and equipment                    (10,824)         - 0 -
    Changes in items affecting operations:
          Restricted cash                                           30,000        (30,000)
          Accounts receivable                                      190,153     (2,282,029)
          Prepaid and other expenses                               149,119        (52,552)
          Inventory                                              2,834,318     (2,534,595)
          Accounts payable                                      (1,415,692)       977,228
          Customer advance payments                             (1,593,384)     2,752,255
          Accrued expenses                                         114,967       (609,373)
                                                               -----------    -----------
Net cash (used in) provided by operating activities              1,581,304     (2,535,460)

Cash flows from investing activities:
-------------------------------------
     Purchase of furniture and equipment                           (27,342)       (64,028)
     Proceeds from disposal of furniture and equipment              10,824          - 0 -
     Proceeds from sale of discontinued operation                    - 0 -        176,760
     Purchase of software rights and other assets                   (3,000)        (6,205)
                                                               -----------    -----------
Net cash (used in) provided by investing activities                (19,518)       106,527

Cash flows from financing activities:
-------------------------------------
     Proceeds from credit facility/bank debt                       280,000      4,900,000
     Repayments of credit facility/bank debt                      (640,000)    (3,700,000)
     Repayments of convertible subordinated debt                     - 0 -       (150,000)
     Repayments of notes payable                                   (63,151)       (55,120)
     Repayments of capital lease obligations                       (90,184)      (198,889)
     Proceeds from note receivable                                 110,000         10,000
     Repayments of trade notes payable                            (484,079)         - 0 -
                                                               -----------    -----------
Net cash (used in) provided by financing activities               (887,414)       805,991

Effect of exchange rate changes on cash and cash equivalents         - 0 -         (9,680)

Net cash provided by discontinued operation                          - 0 -        519,181
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents               674,372     (1,113,441)

Cash and cash equivalents:
   Beginning of period                                              25,737      1,139,178
                                                               -----------    -----------
   End of period                                               $   700,109    $    25,737
                                                               ===========    ===========

            See accompanying notes to financial statements.

                                  eGames, Inc.
                       Statements of Cash Flows, continued
                       Years ended June 30, 2002 and 2001


                                                                       2002         2001
                                                                    ----------   ----------
Supplemental cash flow information:

   Cash paid for interest                                           $  108,321   $  109,149
                                                                    ==========   ==========

   Cash refunded for income taxes                                   $   40,939   $  233,677
                                                                    ==========   ==========


Non-cash investing and financing activities:

   Conversion of selected accounts payable to trade notes payable   $  484,079   $    - 0 -
                                                                    ==========   ==========

   Common stock warrants issued to Fleet Bank                       $   33,750   $    - 0 -
                                                                    ==========   ==========

   Note receivable received in sale of wholly-owned subsidiary      $    - 0 -   $  120,000
                                                                    ==========   ==========

   Capital lease additions                                          $    - 0 -   $  282,520
                                                                    ==========   ==========

   239,362 shares of common stock issued in connection with a
   legal settlement                                                 $    - 0 -    $  45,593
                                                                    ==========   ==========




















                 See accompanying notes to financial statements.

                                  eGames, Inc.
                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. is a Pennsylvania corporation incorporated in July 1992 that develops, publishes, markets and sells a diversified line of primarily value-priced consumer entertainment PC software games. Our product line enables us to serve customers who are seeking a broad range of high-quality, value-priced software, distributed on CD-ROM media. Our products are usually distributed through third-party distribution customers on a non-exclusive basis who service mass-merchant retailers, in addition to direct relationships that we have with certain specialty and PC software retailers.

Liquidity

As of June 30, 2002, we had stockholders' equity of $99,000 and working capital of $94,000. For the year ended June 30, 2002, we earned net income of $2,181,000 and generated positive cash flow of $674,000. Since the first quarter of fiscal 2002, we have not had access to a credit facility, and have been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to continue meeting our financial obligations in the ordinary course of business depends on our ability to maintain profitable operations or obtain additional financing through public or private equity financing, bank financing, or other sources of capital. We believe that our projected cash and working capital may be sufficient to fund our operations through June 30, 2003, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations over the next twelve months. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; increasing the speed of our receivable collections from our customers; and maintaining compliance under the covenants set forth in the forbearance agreement negotiated with Fleet Bank.

Liquidity Initiatives During Fiscal 2002

As a result of our poor financial condition that was reflected in our financial statements for the fiscal year ended June 30, 2001, we implemented certain liquidity initiatives during the current fiscal year in an effort to generate sufficient cash from operations to stay in business.

During fiscal 2002, we:

     o Reduced our staff level to 16 full-time and 2 part-time employees, from 45 employees at the beginning of fiscal 2001. This action has helped reduce our cash consumption rate.

     o Entered into a forbearance agreement with Fleet Bank (the "Bank") converting the credit facility into a twenty-two month amortizing term loan.

     o Ended our sales and distribution relationships with drug store retailers, and entered into agreements with two drug store retailers which, among other things, modified the terms of previous product shipments which made all prior sales to these retailers final and eliminated further product returns. We also transitioned our prior direct distribution relationships with drug store retailers to a lower-risk, higher-margin licensing model with a third-party distributor who assumes the responsibilities and costs of inventory production, distribution, promotion and merchandising of our products to these drug store retailers. These changes contributed to reductions in marketing promotional costs.

     o Converted $791,000 in end-of-life-cycle inventory titles into $862,000 of cash proceeds through various inventory liquidation sales. These cash proceeds were critical in our ability to survive during the early part of fiscal 2002.

     o Converted certain trade accounts payable balances outstanding at June 30, 2001 to trade notes payable with monthly principal and interest payments ranging from six to twelve months and bearing interest at 6.75%. All outstanding amounts relating to these trade notes payable were settled as of June 30, 2002.

     o Negotiated a cash payment discount with our largest trade vendor as part of a transaction that resulted in a $100,000 discount from our payable with this vendor, which benefit was reflected within the "cost of sales" section of our fiscal 2002 Statements of Operations.

     o Refocused our efforts to serve the value-priced PC gaming software consumer. We have accomplished this transition by increasing third-party distribution of our products through our primary North American distributor, Infogrames, which services mass-merchant retailers, such as Wal-Mart, K-Mart, Target, and specialty retailers like Best Buy. We've also improved our direct distribution relationships with major PC software retailers such as CompUSA and Office Depot. These mass-merchant, specialty, and PC software retailers have historically merchandised our products successfully to our target consumers.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow from operations and potential financing sources to meet our obligations as they become due. However, there can be no assurances that we will be successful in doing so.

Consolidation

We previously had a wholly-owned subsidiary ("eGames Europe"), which was sold in May 2001 (see Note 10). All inter-company transactions have been eliminated.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, accounts receivable and accounts payable at June 30, 2002 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. Our debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory, consisting primarily of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Leasehold improvements have been fully amortized on the straight-line method over the shorter of the lease term or estimated useful life of the assets. Maintenance and repair costs are expensed as incurred.

Foreign Currency Translation

Assets and liabilities of our discontinued foreign subsidiary operation were translated into US dollars at the exchange rate in effect as of the previously reported balance sheet dates. Revenues and expenses were translated into US dollars at average exchange rates in effect during the prior reporting periods. The resultant translation adjustment was reflected as "Accumulated other comprehensive income (loss)", as a separate component of stockholders' equity (deficit) in our balance sheet. We sold our wholly-owned foreign subsidiary in May 2001 and the accumulated translation adjustment as of the sale date was recognized as part of the loss from discontinued operation.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" we record impairment losses on long-lived assets, including intangible assets, used in operations when the fair value of those assets, less the cost to sell, is lower than our carrying value for those assets.

Intangible Assets

As of June 30, 2002, we had intangible assets totaling $741,000, which costs were fully amortized. These assets resulted primarily from the purchase of software rights. We amortize intangible assets using the straight-line method over three years. We recorded amortization expense of $29,000 and $80,000 for the years ended June 30, 2002 and 2001, respectively.

Revenue Recognition

Product Sales:
--------------

We previously recognized revenue upon shipment of our products to customers and recorded an allowance for product returns. During fiscal 2001, we determined that certain of our product sales provided that title passed to the customer only upon receipt of our product by the customer. In fiscal 2001, we also determined that we did not have the ability to make reliable estimates of product returns for shipments to drug store retailers and distributors in accordance with SFAS No. 48 "Revenue Recognition When the Right of Return Exists", and the additional guidance provided in the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". We made this determination because during fiscal 2001, products returns from drug store retailers and distributors significantly exceeded originally anticipated returns. Accordingly, we determined that we should recognize revenues for shipments to drug store retailers and distributors when our products actually sell through to the end consumer at these retail locations and not at the time we shipped our products to these drug store retailers or distributors, or when the right of return no longer exists for previous product shipments to a drug store retailer or distributor.

During fiscal 2002, we entered into agreements with two drug store retailers which, among other things, modified the terms relating to product shipments made previously, which made all prior sales to these retailers final and eliminated any further right of product return. Based upon the terms of these agreements, we recognized net sales of approximately $3,234,000 during fiscal 2002, which had been deferred in accordance with our revenue recognition policy for product shipments to drug store retailers. In conjunction with these agreements, during fiscal 2002, we transitioned our prior direct distribution relationships with these drug store retailers to what we believe is a lower-risk, higher-margin licensing model with a third-party distributor, United American Video, which assumes the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to these drug store retailers. We recognize licensing revenues, which are reflected in net sales, based upon notification from our various licensees as to their net sales of our products during the reporting period, and the related licensing revenues that we earned from their net sales based upon contractual rates.

Revenues associated with product shipments to our customers that traditionally have sold consumer entertainment PC software products (i.e., mass merchant retailers, specialty retailers, PC software retailers or distributors serving such retailers) are recognized at the time title to the inventory passes to these customers, less provisions for anticipated product returns and price markdowns based upon, among other factors: historical product return and price markdown results, analysis of customer provided product sell-through and field inventory data when available to us, and review of outstanding return material authorizations. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sales transaction. Most of our customers require shipping terms of FOB destination, which results in the title to our product passing at the time when the customer actually receives our product.

Customers generally have the right of return on products purchased from us. We recognize product sales to our customers who traditionally have sold consumer entertainment PC software products, in accordance with the criteria of SFAS No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay us, title of the product transfers to the buyer, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the product returns and price markdowns can be reasonably estimated at the time of sale. While we have no other obligations to perform future services subsequent to shipment, we provide telephone customer support as an accommodation to purchasers of our products and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

Allowance For Product Returns and Price Markdowns:
--------------------------------------------------

We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain specialty and PC software retailers. The distribution of these products is governed by distribution agreements, direct sales agreements or purchase orders, which generally allow for product returns and price markdowns. For shipments to our customers that have traditionally sold consumer entertainment PC software products, we record an allowance for product returns and price markdowns as a reduction of gross sales at the time title of the product passes to the customer. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction of gross accounts receivable.

During the years ended June 30, 2002 and 2001, our provisions for product returns and price markdowns for customers that have traditionally sold consumer PC software products were $666,000 and $2,040,000, or 12% and 33% of related gross product shipments, respectively. During fiscal 2002, we experienced improved sell-through of our products being distributed to a concentrated group of mass-merchant, specialty and PC software retailers that have historically sold our type of consumer entertainment PC software products successfully, while increasing the number of retail placement slots for our products at these retail locations.

Customer Advance Payments

Prior to our fiscal 2002 agreements with two drug store retailers and our decision to stop distributing our products directly to drug store retailers and distributors, we had recognized revenue from drug store retailers and distributors based on the timing of the actual sell-through of our products to the end consumer. Accordingly, we previously received payments from these drug store retailers or distributors in advance of our products being sold to the end consumer at drug store retail locations. These payments had been recorded as customer advance payments in our balance sheets until such time as the products were actually sold through to the end consumer. After the products had sold through to the end consumer, or agreements were reached with a drug store retailer or distributor that eliminated all further right of return, the customer advance payment amount was recorded as revenue.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for, among other things, items such as: licensing of software and intellectual properties used in our products, maintenance contracts, and retailers' slotting fees. Prepaid and other expenses are expensed at contractual royalty rates based on actual net product sales or on a straight-line basis over the period of time covered by the respective contract.

Marketing, Sales Incentive and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising fees and display costs, are charged to expense as incurred or when shipped to a customer and were $245,000 and $1,151,000 for the years ended June 30, 2002 and 2001, respectively.

Sales incentives, such as rebates and coupons, that we offer either to retailers or retail consumers are recorded as reductions to net sales as incurred and were $211,000 and $602,000 for the years ended June 30, 2002 and 2001, respectively.

Promotional costs, such as slotting fees required by certain retailers, are recorded as reductions to net sales on a straight-line basis over the contractual period and were $71,000 and $316,000 for the years ended June 30, 2002 and 2001, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Computation of Earnings (Loss) Per Share

Net earnings (loss) per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and common share equivalents ("CSE's") outstanding during each year that we report net income from continuing operations. In periods that we report a net loss from continuing operations, these CSE's are excluded from the diluted earnings (loss) calculation because their inclusion would be anti-dilutive. CSE's include stock options and warrants using the treasury stock method.

Accounting for Stock-Based Compensation

Stock-Based compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For disclosure purposes, pro forma net income (loss) and income (loss) per share data are provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied for stock options. We also used the provisions of SFAS No. 123 for purposes of valuing and recording the effects of the common stock warrants issued to the Bank during fiscal 2002. We are currently evaluating whether to adopt within our financial statements the provisions of SFAS No. 123 for stock option grants in future periods.

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowances for inventory obsolescence, product returns, price markdowns and un-collectible accounts receivable, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we recognize that actual results could differ from any of our estimates and such differences could have a negative impact on future financial results.

New Accounting Pronouncements

During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts for current and prior periods reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the years ended June 30, 2002 and 2001, these amounts were $71,000 and $316,000, respectively.

During fiscal 2001, we adopted EITF Issue 00-14, "Accounting for Certain
Sales Incentives". Accordingly, net sales amounts for current and prior periods reflect the reclassification of consumer and retailer rebate costs, from selling, general and administrative expenses to a reduction of net sales.

EITF Issue 00-14 and EITF Issue 00-25 were both subsequently codified by EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

During fiscal 2001, we adopted SFAS No. 144. SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of their carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new principle did not have a material impact on our financial condition or results of operations.

We do not expect any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

2.  Inventory, net

Inventory consists of the following:

     Raw materials in warehouse                                  $   136,326
     Finished goods in warehouse                                     497,878
     Finished goods at customer locations                             97,453
                                                                 -----------
                                                                     731,657

     Provision for obsolescence                                     (264,359)
                                                                 -----------
     Inventory, net                                              $   467,298
                                                                 ===========

3.  Accounts Receivable, net

Accounts receivable consists of the following:

     Accounts receivable, gross                                  $ 1,532,437
     Allowance for product returns                                  (514,507)
     Allowance for price markdowns                                  (110,932)
     Allowance for bad debts                                         (87,833)
                                                                 -----------
     Accounts receivable, net                                    $   819,165
                                                                 ===========

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Prepaid royalties                                           $    20,000
     Slotting fees                                                    46,499
     Maintenance contracts                                            13,195
     Other expenses                                                   31,370
                                                                 -----------
     Prepaid and other expenses                                  $   111,064
                                                                 ===========

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Equipment                                                   $   492,165
     Furniture                                                       404,657
                                                                 -----------
                                                                     896,822
     Accumulated depreciation                                       (841,145)
                                                                 -----------
     Furniture and equipment, net                                $    55,677
                                                                 ===========

6.  Accrued Expenses

Accrued expenses consist of the following:

     Customers with credit balances                              $   211,422
     Accrued royalties                                               200,172
     Accrued payroll, bonus and vacation                             126,732
     Accrued income taxes                                             90,373
     Accrued professional fees                                        65,688
     Accrued marketing promotions                                     47,001
     Other accrued expenses                                           82,865
                                                                 -----------
     Accrued expenses                                            $   824,253
                                                                 ===========

7.  Note Payable

     Note payable to bank, bearing interest at the prime
     rate plus 2.75% (7.50% at June 30, 2002). Matures
     on March 24, 2003, principal and interest of $5,860
     payable monthly. The note is guaranteed by a former
     officer of eGames, Inc. and the Small Business
     Administration.                                             $    56,550

     Less current portion                                            (56,550)
                                                                 -----------

     Long term portion                                           $     - 0 -
                                                                 ===========

8.  Bank Debt

Bank debt consists of the following:

     Principal amount owed to Fleet Bank at June 30, 2002
     under prior credit facility that was subsequently
     converted to an amortizing term loan bearing interest
     at the prime rate plus 3.00% (7.75% at June 30, 2002).
     Matures on July 31, 2003, principal and interest
     payable monthly.                                            $   840,000

     Less current portion                                           (790,000)
                                                                 -----------

     Long term portion                                           $    50,000
                                                                 ===========

On August 9, 2000, we entered into a $2,000,000 revolving credit facility with Summit Bank, which is now Fleet Bank (the "Bank"). The credit facility was essentially established to provide working capital to support our operations. Amounts outstanding under this credit facility were charged interest at one-half of one percent above the bank's current prime rate, with interest due monthly, and was collateralized by substantially all of our assets. The credit facility required us, among other things, to maintain certain financial ratios, such as a minimum working capital balance of $1,500,000 and a maximum senior debt to effective net worth ratio of 1.50 to 1.00. Additionally, this credit facility had a minimum effective net worth covenant that started at $3,100,000 at June 30, 2000 and increased by $150,000 quarterly to a $3,700,000 requirement at June 30, 2001. As of June 30, 2001, we were not in compliance with those covenants.

On July 23, 2001, the Bank notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition, the Bank would no longer continue to fund the credit facility.

On November 2, 2001, we entered into an agreement with the Bank to pay off the outstanding balance of $1,400,000 over a twenty-two month period. The agreement also provides that, despite our defaults under the loan documents, the Bank would not enforce their rights and remedies under the loan documents as long as we remain in compliance with the terms of the agreement. Our shareholders would face a total loss of their investment if we were to default under the agreement and the Bank enforced its right to liquidate the company. The agreement provides that the remaining outstanding balance owed under the credit facility is to be repaid in monthly installments, with interest at the prime rate plus three percent. The final monthly payment under this agreement is due and payable on July 31, 2003. Additionally, the terms of the agreement require us to achieve certain earnings benchmarks and to provide the Bank with periodic financial and cash flow reporting. As part of the agreement, we issued warrants to the Bank for the purchase of 750,000 shares of our common stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the Bank will have demand registration rights beginning on November 1, 2002. The value of these warrants was determined by using the Black-Scholes valuation model and is being expensed at a monthly rate of $3,750 on a straight-line basis over the warrants' one-year vesting period.

9.  Lease Obligations

As of June 30, 2002, we leased 11,000 square feet of office, development and warehouse space in Langhorne, Pennsylvania under an operating lease scheduled to expire on September 30, 2002. During December 2001, we executed a sublease agreement with a third-party for approximately 6,000 square feet of our existing operating facility space, in order to help improve our cash flow and to more effectively realign our resources. In conjunction with this sublease, we extended our operating lease only for the remaining 5,000 square feet office space through September 2004. We received sublease payments of $41,000 during fiscal 2002, of which $37,000 was recorded as a reduction to rent expense and $4,000 was classified as a deposit within accrued expenses in our balance sheet. Additionally, we currently rent office equipment through various operating lease agreements and do not have any capital lease obligations outstanding. Net rent expense incurred under our operating leases was $100,000 and $153,000 for the years ended June 30, 2002 and 2001, respectively.

Our future payments for leases are as follows:

                                                                  Operating
Fiscal Year                                                        Leases
-----------------------------------------------------------------------------
2003                                                             $    61,208
2004                                                                  48,121
2005                                                                  10,504
2006 and thereafter                                                    - 0 -
                                                                 -----------
                                                                 $   119,833
                                                                 ===========


10. Discontinued Operation

On May 11, 2001, we sold eGames Europe, located in the United Kingdom, to a non-related third-party. We received $300,000 in net proceeds, which approximated the discontinued operation's net book value, prior to recognizing the $31,000 accumulated translation adjustment. The net proceeds consisted of:
$150,000 in cash provided at closing, $120,000 in a note receivable that was paid in twelve monthly payments of $10,000 each ($110,000 of which was paid during fiscal 2002 and $10,000 was paid during fiscal 2001), and $30,000 in cash held in escrow and subsequently released to us during December 2001.

Net sales for the discontinued operation for the year ended June 30, 2001 were $1,762,000 and our loss from the discontinued operation was ($196,000) for the year ended June 30, 2001, which was net of a $52,000 income tax benefit. The amounts in the accompanying financial statements and footnotes have been reclassified for all periods presented to give effect to the discontinued operation.

11.  Income Taxes

The provision (benefit) for income taxes is comprised of the following components for the years ended June 30, 2002 and 2001:


                                          2002         2001
                                       ----------   ----------
Current
-------
    Federal                            $    - 0 -   ($  39,098)
    State                                   - 0 -        - 0 -
                                       ----------   ----------
                                            - 0 -   (   39,098)

Deferred
--------
    Federal                               716,000   (1,891,352)
    State                                 301,000     (547,163)
                                       ----------   ----------
                                        1,017,000   (2,438,515)

Valuation allowance                    (1,017,000)   2,438,515
                                       ----------   ----------

Provision (benefit) for income taxes   $    - 0 -   ($  39,098)
                                       ==========   ==========


The reconciliation between the statutory Federal income tax rate and our effective rate for income tax expense (benefit) for the years ended June 30, 2002 and 2001 is as follows:

                                                     2002    2001
                                                    ------  ------
Statutory Federal income tax rate                     34%    (34%)

Increase (decrease) in taxes resulting from:

    Change in valuation allowance and other          (34)     33
                                                    ------  ------
Effective rate for income tax provision (benefit)      0%     (1%)
                                                    ======  ======

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 is as follows:

                                                        2002           2001
                                                     ----------    ------------
    Net deferred tax assets:
      Accrued expenses and other                     $   33,000    $   189,000
      Reserves for accounts receivable and inventory    404,000      2,269,000
      Depreciation                                       42,000         42,000
      Tax credits                                        43,000         26,000
      Net operating losses and capital losses         2,354,000      1,367,000
                                                     ----------    -----------
          Gross deferred tax assets                   2,876,000      3,893,000
      Less: Valuation allowance                      (2,876,000)    (3,893,000)
                                                     ----------    -----------
    Net deferred tax assets                          $    - 0 -    $     - 0 -
                                                     ==========    ===========



The deferred tax asset is offset by a full valuation allowance as of June 30, 2002, as management currently believes that it is more likely than not that the deferred tax asset will not be realized. During fiscal 2002, the valuation allowance for net deferred tax assets decreased by approximately $1,017,000. The decrease was a result of net changes in temporary differences.

As of June 30, 2002, we had approximately $6,447,000 of net operating loss carry forwards for federal income tax purposes (expiring in years 2011 through 2022) available to offset future Federal taxable income. We also have alternative minimum tax credit carry forwards of approximately $43,000 to reduce Federal income taxes, which have no expiration date.

Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses to an annual limitation in the event of an ownership change, as defined. Due to our prior equity transactions, a portion of the net operating losses and tax credits of ours are subject to an annual limitation of approximately $1,314,000. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts, which approximated $213,000 at June 30, 2002, are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carry forward period.

12. Common and Preferred Stock

On June 30, 1995, we amended our Articles of Incorporation to authorize the issuance of 40,000,000 shares of common stock, without par value, and 10,000,000 shares of preferred stock, without par value.

On June 1, 1999, the Board of Directors adopted a Stockholders Rights Plan (the "Plan"). The Plan is intended to protect the interests of our existing stockholders' in the event that we are confronted with coercive or unfair takeover tactics. The Plan contains provisions to safeguard existing stockholders in the event of an unsolicited offer to acquire our company, whether through a gradual accumulation of shares in the open market, a partial or two-tiered tender offer that does not treat all stockholders equally, or other abusive takeover tactics, which our Board of Directors believes is not in the best interests of our stockholders. These tactics can unfairly pressure stockholders and deprive them of the full value of their shares.

The Plan is not intended to prevent a takeover of our company and will not do so if the terms are favorable and fair to all stockholders. The declaration of the rights dividend (the "Rights") should not affect any prospective offer at a fair price to all stockholders, and will not interfere with a merger or other business combination transaction approved by our Board of Directors.

The issuance of the Rights will not change the way in which stockholders can currently trade our shares. The Rights were issued to stockholders of record on June 21, 1999, and will expire on June 1, 2009. Initially, the Rights will not be exercisable, certificates will not be sent to any stockholders, and the Rights will automatically trade with the common stock.

The Rights will not be exercisable until ten days after any person or group becomes the beneficial owner of 15% or more of our common stock, or if any person or group commences a tender or exchange offer which would, if consummated, result in such person becoming the beneficial owner of 15% or more of our common stock. At that time, separate certificates representing the Rights will be distributed, and the Rights could then begin to trade independently from our shares. At no time will the Rights have any voting power.

The Rights may be redeemed by us at $0.01 per Right prior to the time any person or group has acquired 15% or more of our shares or voting power. After any person or group has acquired 15% or more of our shares or voting power, the Rights may be redeemed only with the approval of a majority of the Continuing Directors. "Continuing Director" means any member of the Board of Directors who was a member of the Board on June 1, 1999 or any person who is subsequently elected to the Board if such person is recommended or approved by a majority of the Continuing Directors.

If the Rights become exercisable, a holder will be entitled to buy from us one one-hundredth (1/100) of a share of a new Series A Preferred Stock of our company at a purchase price of $35. If a person acquires 15% or more of our common stock, each Right not owned by such person would become exercisable for common stock of our company (or, in certain circumstances, cash, property or other securities of our company) having a market value equal to two times the exercise price of the Right.

During fiscal 2001, we issued 239,362 shares of common stock in connection with a legal settlement relating to intellectual property right issues. These shares of our common stock were valued at their fair value of $45,593 on the date of the settlement.

13. Stock Options and Warrants

Stock Option Plans:

During 1995, we adopted, amended and restated our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"). At our 1997 Annual Meeting of Stockholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of common stock approved during the 1996 Annual Meeting of Stockholders to a total of 1,950,000 shares. At our 2000 Annual Meeting of Stockholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 1,950,000 shares of common stock previously approved to a total of 2,950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of our company. Each non-employee director will receive options for 10,000 shares of common stock upon appointment or election to the board and, in addition, each director receives options for 5,000 shares of common stock on the first trading day in January of each year.

On December 14, 1998 and January 25, 2001, we granted options for 25,000 shares of common stock to each non-employee director in lieu of the automatic annual option grants for 5,000 shares to each non-employee director pursuant to the 1995 Plan, which would have been issued in January 1999 and January 2001, respectively. The December 14, 1998 option grants were issued outside of the 1995 Plan, whereas the January 25, 2001 option grants were issued under the 1995 Plan. On January 3, 2000, options for the purchase of 5,000 shares of common stock were automatically granted to each non-employee director. During fiscal 2001, we granted options for the purchase of 3,000 shares of common stock in connection with a consulting agreement.

On January 2, 2002, options for the purchase of 5,000 shares of common stock were automatically granted to each non-employee director. Additionally during fiscal 2002, an option for the purchase of 2,500 shares of common stock was granted to a new employee.

During the year ended June 30, 2001, we granted options to purchase 787,500 shares of common stock with exercise prices ranging from $0.25 to $1.50. During the year ended June 30, 2002, we granted options to purchase 17,500 shares of common stock with exercise prices ranging from $0.06 to $0.10.

As of June 30, 2002, all of our stock options have been granted at the fair market value of our common stock on their grant date.

The expiration of a stock option and its vesting period are determined by the Board of Directors at the time of the grant, but in no event will an option be exercisable after 10 years from the date of grant, or in the case of non-employee directors, after 5 years from the date of grant. In most cases, upon termination of employment, vested options must be exercised by the optionee within 3 months after the termination of the optionee's employment with our company.

Information regarding our stock options is as follows:

                                               Number
                                                 of        Weighted Average
                                              Options       Exercise Price
                                            -------------------------------
     Balances, June 30, 2000                   1,892,000             $ 2.27
                                                           ================
       Granted                                   787,500               0.29
       Canceled                                 (523,600)              2.18
       Exercised                                   - 0 -              - 0 -
                                            -------------------------------
     Balances, June 30, 2001                   2,155,900             $ 1.56
                                                           ================
       Granted                                    17,500               0.09
       Canceled                                (448,900)               1.91
       Exercised                                   - 0 -              - 0 -
                                            -------------------------------
     Balances, June 30, 2002                   1,724,500             $ 1.46
                                            ============   ================

At June 30, 2002, 1,291,450 stock options outstanding were vested and 1,217,668 stock options were available for issuance. The following summarizes information about our stock options outstanding at June 30, 2002:

                                  Options Outstanding                    Options Exercisable
                      --------------------------------------------    -------------------------
                                         Weighted Avg.    Weighted                     Weighted
                          Number          Remaining         Avg.         Number          Avg.
  Range of Exercise   Outstanding at   Contractual Life   Exercise    Exercisable at   Exercise
        Prices        June 30, 2002       (in years)       Price      June 30, 2002     Price
  -----------------   --------------   ----------------   --------    --------------   --------
   $0.060 - $1.563           928,500         2.82          $0.610            580,450    $0.815
   $1.570 - $3.188           796,000         1.69          $2.454            711,000    $2.400
   ---------------    --------------         ----          ------     --------------    ------
   $0.060 - $3.188         1,724,500         2.30          $1.461          1,291,450    $1.687
                      ==============                                  ==============

We apply APB 25 and related interpretations in accounting for our stock options. Had compensation costs for our stock options been determined under SFAS No. 123, our net income (loss) and net income (loss) per share would have been negatively impacted as indicated below:

                                                                   Years ended June 30,
                                                                    2002          2001
                                                                 -----------  -------------
     Net income (loss)                          As reported      $ 2,180,523  ($  5,933,147)
                                                                 ===========  =============
                                                Pro forma        $ 1,881,590  ($  6,391,698)
                                                                 ===========  =============

     Net income (loss) per share - basic        As reported      $      0.22  ($       0.61)
                                                                 ===========  =============
                                                Pro forma        $      0.19  ($       0.66)
                                                                 ===========  =============

     Net income (loss) per share - diluted      As reported      $      0.22  ($       0.61)
                                                                 ===========  =============
                                                Pro forma        $      0.19  ($       0.66)
                                                                 ===========  =============


The per share weighted-average fair values of stock options granted during the years ended June 30, 2002 and 2001 were $0.09 and $0.27, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                    Years ended June 30,

                                   2002          2001
                                  -------    -------------
Dividend Yield                       0%           0%
Volatility Factor                   317%         191%
Risk-Free Interest Rate            3.69%     4.64% - 6.16%
Average Expected Option Life      3 Years       3 Years


Common Stock Warrants:

On October 18, 1995, in connection with our initial public offering of our Common Stock, the underwriter was granted 155,000 warrants. These warrants are exercisable at anytime on or before October 13, 2002 at an exercise price of $3.60 per share. In addition, 425,000 warrants were issued to the former owners of Applied Optical Media Corporation. These warrants are exercisable anytime before October 16, 2002 at an exercise price of $0.50 per share. In November 1996, we issued 177,988 warrants at an exercise price of $6.00 per share.

During the year ended June 30, 2002, we issued 750,000 warrants to the Bank with an exercise price of $0.09. The value of these warrants was determined by using the Black-Scholes valuation model and is being expensed at a monthly rate of $3,750 on a straight-line basis over the warrants' one-year vesting period.

Information regarding the warrants is as follows:


                                        Number of
                                        Warrants    Exercise Price
                                        ---------   --------------
     Balances, June 30, 2000              531,294    $0.50 - $6.00
                                                    ==============
       Warrants granted                     - 0 -            - 0 -
       Warrants canceled                  (62,500)            5.91
       Warrants exercised                   - 0 -            - 0 -
                                        ---------   --------------
     Balances, June 30, 2001              468,794    $0.50 - $6.00
                                                    ==============
       Warrants granted                   750,000             0.09
       Warrants canceled                 (423,694)     2.81 - 6.00
       Warrants exercised                   - 0 -            - 0 -
                                        ---------   --------------
      Balances, June 30, 2002             795,100    $0.09 - $3.60
                                        =========   ==============

During the year ended June 30, 2001, 62,500 warrants with an exercise price of $5.91 expired per their original terms. During the year ended June 30, 2002, 423,694 warrants with exercise prices ranging from $2.81 to $6.00 expired per their original terms.

14. Commitments and Contingencies

Under various licensing agreements with third-party software developers, we are required to pay royalties based on the sales of the majority of our software products that primarily incorporate licensed content. Royalty expense under such agreements, which is recorded in cost of sales, was approximately $1,074,000 and $766,000 for the years ended June 30, 2002 and 2001, respectively.

We have financed our Directors and Officers Liability and Employment Practice Liability insurance policies with a third-party financing company. During the years ended June 30, 2002 and 2001, we recorded $111,000 and $87,000 in related insurance expense and made related payments of $87,000 and $99,000 for the same periods, respectively. In fiscal 2003, we expect the costs relating to these types of insurance policies to increase.

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. We match 50% of each dollar contributed by a participant. Our matching contributions to the plan were $61,000 and $96,000 during the years ended June 30, 2002 and 2001, respectively. Our matching contributions vest in fifty percent increments over a two-year period.

As a result of a separate agreement with the third party that we sold our discontinued operation to, we are obligated to purchase 50,000 units of consumer entertainment PC software during each of the fiscal years from 2002 through 2004, at a delivered cost of $1.50 per unit. This commitment amounts to a $75,000 annual commitment during each of those fiscal years. As of June 30, 2002, we had purchased the first 50,000 units under this arrangement.

As of June 30, 2002 we were involved in various legal actions that arose in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will most likely not have a material adverse impact on our future financial results.

15. Major Customers, International Sales and Internet Sales

During the year ended June 30, 2002, we had three major customers (Walgreen Company, Infogrames, and Rite Aid Corporation), which accounted for 28%, 21% and 15% of net sales, respectively, compared to the year ended June 30, 2001, when we had two major customers (Walgreen Company and Infogrames), which accounted for approximately 21% and 17% of net sales, respectively.

International net sales, including both product net sales and licensing revenues, represented 4% of our net sales for the fiscal year ended June 30, 2002, compared to 6% of our net sales for the fiscal year ended June 30, 2001, and Internet sales accounted for approximately 2% of our net sales for the years ended June 30, 2002 and 2001.

16. Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about an enterprise's operating segments and related disclosures about our products, geographic areas and major customers.

Based on our organizational structure, we operate in only one geographic and one reportable segment, which is publishing interactive entertainment software for personal computers.

17.  Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss is computed as follows:

                                                   Year Ended
                                                    June 30,
                                                      2001
                                                  -----------
Net loss                                          ($5,933,000)

Other comprehensive income (loss):
   Foreign currency translation adjustment             38,000
                                                  -----------
Comprehensive loss                                ($5,895,000)
                                                  ===========

                                    PART III

Item 9.        Directors and Executive Officers of the Registrant

The information appearing under the captions "Election of Directors", "Executive Officers of the Company", and "Compliance with Securities Laws" of our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 10.       Executive Compensation

The information appearing under the captions "Executive Compensation" and "Election of Directors" of our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 11.       Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Voting Securities and Principal Holders Thereof" of our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 12.       Certain Relationships and Related Transactions

The information appearing under the caption "Certain Transactions" of our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

                                     PART IV

Item 13.       Exhibits, List and Reports on Form 8-K

The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where indicated, exhibits which were previously filed are incorporated by reference.

Exhibit No.    Description of Exhibit

 (1) 2.1       Share Purchase Agreement dated May 11, 2001 by and between the
               Registrant and Greenstreet Software Limited.
 (2) 2.2       Sale and Purchase Agreement between the Registrant and the stockholders of Software Partners Publishing and Distribution
               Ltd. Dated August 14, 1998.
 (3) 3.1       Amended and Restated Articles of Incorporation of the
               Registrant.
 (4) 3.2       By-Laws of the Registrant.
 (5) 4.1       Rights Agreement, dated as of June 1, 1999, between the
               Registrant and StockTrans, Inc.
 (6) 4.2       Promissory Note in the amount of $350,000 from Virtual Reality
               Laboratories, Inc. to Heller First Capital Corporation dated
               March 25, 1996; Commercial Security Agreement dated March 25,
               1996 between Virtual Reality Laboratories, Inc. and Heller
               First Capital Corporation; and U.S. Small Business
               Administration Guaranty dated March 25, 1996.
 (7) 10.1      Form of Redeemable Warrant for the Purchase of the
               Registrant's Common Shares (Exhibit A to Form of Amended and
               Restated Agreement and Plan of Merger between and among
               Applied Optical Media Corporation and the Registrant).
 (8) 10.2      Form of Underwriter's Warrant Agreement.
 (9) 10.3      Amended and Restated 1995 Stock Option Plan
(10) 10.4      Loan Agreement dated August 9, 2000 by and between Summit Bank
               (now Fleet Bank) and the Registrant.
(10) 10.5      Security Agreement dated August 9, 2000 by and between Summit
               Bank (now Fleet Bank) and the Registrant.
(10) 10.6      $2,000,000 Secured Line of Credit Note.
(11) 10.7      Forbearance Agreement by and between Fleet National Bank and the
               Registrant dated October 31, 2001.
(11) 10.8      Common Stock Purchase Warrant of the Registrant dated October 31,
               2001.
(11) 10.9      Registration Rights Agreement by and between Fleet National Bank and the Registrant dated October 31, 2001.
     10.10     Description of Registrant's Fiscal 2003 Employee Incentive
               Compensation Plan
     10.11     Release Agreement between Registrant and Walgreen Company dated
               January 24, 2002
     10.12     Release Agreement between Registrant and Rite Aid Corporation dated April 15, 2002
     23.1      Consent of Stockton Bates, LLP.
     23.2      Consent of KPMG LLP.
     99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)            Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on May 25, 2001.
(2)            Incorporated herein by reference from the Registrant's Form
               10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 10, 1998.
(3)            Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
(4)            Incorporated by reference herein from the Registrant's Form
               10-QSB for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 16, 1998.
(5)            Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 10, 1999.
(6)            Incorporated by reference herein from the Registrant's Form
               10-QSB for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 14, 1996.

(7) Incorporated by reference herein from Amendment No. 3 of the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on October 4, 1995.
(8) Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
(9) Incorporated by reference from the Registrant's Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 10, 1998.
(10) Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on August 17, 2000.
(11) Incorporated herein by reference with the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 13, 2001.

Reports on Form 8-K

On July 30, 2002, eGames, Inc. filed a report on Form 8-K regarding a press release announcing our financial results for the three months and fiscal year ended June 30, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

eGames, Inc.

By:  /s/ Gerald W. Klein
     ------------------------------------------------------
     Gerald W. Klein, President and Chief Executive Officer

Date: September 18, 2002
------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 18, 2002     /s/  Gerald W. Klein
      ------------------     --------------------
                             Gerald W. Klein, President and Chief Executive
                             Officer

Date: September 18, 2002     /s/ Thomas W. Murphy
      ------------------     --------------------
                             Thomas W. Murphy, Chief Financial Officer and Chief
                             Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 18th of September 2002.


Name                          Title

/s/  Gerald W. Klein          President and Chief Executive Officer and Director
--------------------
Gerald W. Klein

/s/  Robert M. Aiken, Jr.     Chairman of the Board of Directors
-------------------------
Robert M. Aiken, Jr.

/s/  Thomas D. Parente        Director
----------------------
Thomas D. Parente

/s/  Lambert C. Thom          Director
--------------------
Lambert C. Thom

                                 CERTIFICATIONS
                                 --------------

I, Gerald W. Klein, President and Chief Executive Officer, certify that:

     1.  I have reviewed this annual report on Form 10-KSB of eGames, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 18, 2002

                                       /s/ Gerald W. Klein
                                       -------------------
                                       Gerald W. Klein
                                       President and Chief Executive Officer


I, Thomas W. Murphy, Chief Financial Officer and Chief Accounting Officer, certify that:

     1.  I have reviewed this annual report on Form 10-KSB of eGames, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 18, 2002

                                       /s/ Thomas W. Murphy
                                       --------------------
                                       Thomas W. Murphy
                                       Chief Financial Officer and Chief
                                       Accounting Officer

                                                                  Exhibit 10.10

     DESCRIPTION OF EGAMES, INC. 2003 EMPLOYEE INCENTIVE COMPENSATION PLAN


On July 29, 2002, the Compensation Committee of eGames, Inc. ("eGames", "we" or "our") approved the adoption of a company-wide Employee Incentive Compensation Plan (the "Plan"). The amount of incentive compensation that each employee is eligible to earn under the Plan is contingent on eGames achieving a certain threshold of income before income taxes. Under the Plan, employees are eligible to earn a specified percentage of their total annual salary in incentive compensation. These percentages range from 10% to 25% of an employee's annual salary.

Employees are only eligible to be paid a bonus under the plan if eGames earns income before income taxes of at least $1,750,000, before deducting the $253,000 in bonus expense that would be paid out to employees if the threshold is achieved. If employee bonuses are earned, we will distribute these bonus payments following the completion of the annual audit of our fiscal 2003 financial statements by the independent auditors appointed by the eGames Audit Committee.

If we earn more than $1,750,000 in income before income taxes and before bonus expense during fiscal 2003, then the bonus pool would be increased 14.5% for every dollar exceeding $1,750,000 and distributed to our employees on a pro rata basis.

                                                                  Exhibit 10.11

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

WALGREEN COMPANY                            eGAMES, Inc.
By: /s/ Gary Platek                         By: /s/ Richard Siporin

Name: Gary Platek                           Name: Richard Siporin

Title: Divisional Merchandise Mgr.          Title: Vice President - Sales &
       Purchasing Electronics                      Marketing

                                                                  Exhibit 10.12

                                RELEASE AGREEMENT

         Agreement dated as of April 15, 2002 by and between Rite Aid Corporation ("Rite Aid"), a corporation organized under the laws of the State of Delaware, with its principal place of business at 30 Hunter Lane, Camp Hill, PA 17011, and eGames, Inc. ("eGames"), a Pennsylvania corporation with its principal place of business at 2000 Cabot Boulevard West, Suite 110, Langhorne, PA 19047-1811.

         WHEREAS, eGames has sold certain software products to Rite Aid, which Rite Aid has sold in its retail stores; and

         WHEREAS, Rite Aid has alleged that as of January 24, 2002, based upon the value of product returns received at eGames' third-party warehouses and Rite Aid payments to eGames prior to the date hereof, eGames owes to Rite Aid approximately $931,087.65; and

         WHEREAS, eGames has alleged that, based upon the value of unsubstantiated product returns claimed to have been delivered to eGames' third-party warehouses by Rite Aid, Rite Aid owes to eGames approximately $695,000 as of January 24, 2002; and

         WHEREAS, eGames' current financial condition precludes eGames from refunding to Rite Aid any amounts paid to eGames for eGames products, whether such products have been returned to eGames or are anticipated to be returned to eGames; and

         WHEREAS, eGames can no longer accept any further product returns from Rite Aid as a result of its inability to pay for returns processing, nor can eGames refund to Rite Aid previous amounts paid to eGames for such products; and

         WHEREAS, Rite Aid and eGames have agreed to settle these and any other outstanding obligations between the parties, including without limitation any amounts that Rite Aid alleges that eGames owes now or may owe in the future to Rite Aid, under the terms and conditions set forth in this Agreement;

         NOW THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties agree as follows:

1. Recitals: The parties hereto agree that the recitals set forth hereinabove are incorporated by reference as if fully set forth herein and are hereby made a part of this Release Agreement.

2. Product Shipment: Upon execution by each of the parties hereto of this Release Agreement, eGames agrees to authorize the shipment to Rite Aid or to Rite Aid's designated locations, said locations not to exceed six, of eGames software products with a Rite Aid invoice value of $600,050 comprised of the eGames software products set forth on Schedule A attached hereto and incorporated herein by reference. Rite Aid shall own full right and title to such eGames software products, free and clear of any liens. Rite Aid shall not be permitted to return any such eGames products to eGames for cash or credit. The only exception to this prohibition is if any of the eGames software products identified in Schedule A are Defective, as hereinafter defined. For purposes of this Agreement, "Defective" shall mean eGames software products that are defective in physical manufacture, or if the software contains viruses or worms. If any of the eGames software products are Defective, Rite Aid will return such Defective products to eGames for cash or credit. Additionally, eGames will defend and indemnify Rite Aid against any and all claims, allegations and lawsuits involving allegations that the software products identified in Schedule A are Defective.

3.       Mutual Release:
         ---------------
         (a) In consideration of the product shipment described in paragraph 2 above, Rite Aid hereby releases and forever discharges eGames and its principals, officers, directors, shareholders, employees, affiliates, agents, representatives, successors or assigns from any and all claims, causes of action, suits, and demands of any kind, whether in law or equity, known or unknown, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, including without limitation:

     (i) any and all claims, causes of action, suits and demands of any kind, whether in law or equity, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, with respect to any payments made to eGames by Rite Aid prior to the date hereof;
     (ii) (ii) any and all claims, causes of action, suits and demands of any kind, whether in law or equity, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, relating to Rite Aid's ability or right to return any eGames product to eGames or its third-party warehouses, whether such eGames products remain in Rite Aid stores, are located in Rite Aid warehouses, reclamation centers or are in transit; and
     (iii) any and all claims, causes of action, suits and demands of any kind, whether in law or equity, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, with respect to the eGames products shipped to Rite Aid pursuant to paragraph 2 above; with the same exception for Defective software products contained in paragraph 2.

      (b) By its signature below, and in consideration of the mutual agreements made herein, eGames agrees to hereby release and forever discharge Rite Aid and its principals, officers, directors, shareholders, employees, affiliates, agents, representatives, successors or assigns from any and all claims, causes of action, suits and demands of any kind, whether in law or equity, known or unknown, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof, including without limitation, any and all claims, causes of action, suits and demands of any kind, whether in law or equity, that it previously had or now has, by reason of any matter whatsoever existing as of the date hereof. Rite Aid shall own full right and title to any such eGames products, free and clear of any liens, and shall not be permitted to return any such eGames products to eGames for credit.

4. Product Warranty: eGames represents and warrants it has all rights necessary to enter into this agreement and that the eGames software products listed on Schedule A hereto do not infringe any U.S. patent, copyright, trademark, or service mark. THIS WARRANTY IS IN LIEU OF ALL OTHER WARRANTIES, EXPRESS AND IMPLIED, INCLUDING BUT NOT LIMITED TO ANY IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

5. No Fault: The execution of this Release Agreement shall not be deemed or construed to be an admission of liability or wrongdoing on the part of either party.

6. Costs and Expenses: Except as otherwise expressly stated herein, each party shall bear its own costs, fees and expenses in any way connected with the matters which are referenced or covered herein.

7. Arbitration: Any controversy arising out of or relating to this Release Agreement or the breach hereof shall be settled by binding arbitration in Harrisburg, Pennsylvania pursuant to the then-applicable rules of the American Arbitration Association. The parties consent to any court of competent jurisdiction in the Commonwealth of Pennsylvania solely for the purpose of enforcing the arbitrators' decision. The parties further agree that any Demand for Arbitration or application to the Court in connection with said arbitration may be served by Certified Mail, return receipt requested to the addresses set forth above.

8. Applicable Law: This Release Agreement shall be construed in accordance with the law of the Commonwealth of Pennsylvania applicable to contracts executed and wholly performed within such state.

9. Entire Agreement: This Release Agreement constitutes the entire agreement between the parties hereto regarding the subject matter hereof, shall inure to the benefit of the parties and their respective assignees and successors; and no amendment or modification of any provision herein shall be binding unless in writing and signed by the party against whom any such amendment or modification is sought.

         IN WITNESS WHEREOF, the parties have caused this Release Agreement to be executed as of the day and year first above written.

RITE AID CORPORATION                        eGAMES, Inc.

By:    /s/ James J. Comitale                By:   /s/ William C. Acheson
       ---------------------                      ----------------------

Name:  James J. Comitale                    Name:  William C. Acheson
       -----------------                           ------------------

Title: Associate Counsel                    Title: V.P. Business Development
        -----------------                          -------------------------

                                                                   Exhibit 23.1

                         Consent of Independent Auditors

The Board of Directors
eGames, Inc

We consent to the incorporation by reference in the registration statement (No. 333-23709) on Form S-3 and in the registration statement (No. 333-42661) on Form S-8 of eGames, Inc. of our report dated July 24, 2002, with respect to the statements of operations, stockholders' equity (deficit), and cash flows of eGames, Inc. for the year ended June 30, 2002, which report appears in the June 30, 2002 annual report on Form 10-KSB of eGames, Inc.

Our report dated July 24, 2002 contains an explanatory paragraph that states that the Company has mimimal stockholders' equity and working capital and no longer has access to its previous credit facility and its liquidity needs are entirely dependent on cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.


/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
September 12, 2002

                                                                   Exhibit 23.2

                         Consent of Independent Auditors


The Board of Directors
eGames, Inc.:

We consent to the incorporation by reference in the registration statement (No. 333-23709) on Form S-3 and in the registration statement (No. 333-42661) on Form S-8 of eGames, Inc. of our report dated January 9, 2002, with respect to the statements of operations, stockholders' equity (deficit), and cash flows of eGames, Inc. for the year ended June 30, 2001, which report appears in the June 30, 2002 annual report on Form 10-KSB of eGames, Inc.

Our report dated January 9, 2002 contains an explanatory paragraph that states that the Company has a stockholders' deficit at June 30, 2001, suffered a net loss and incurred negative cash flows from operations for the year ended June 30, 2001, and no longer has a credit facility available for future borrowings. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.


/s/ KPMG LLP

Philadelphia, Pennsylvania
September 13, 2002

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
September 18, 2002

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
September 18, 2002