Form 10QSB
period 2002-09-30
EGAMES INC
filed 2002-11-14
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of common stock, no par value per share, as of November 13, 2002.

Transitional Small Business Disclosure Format (check one): Yes (   )   No ( X )

                                      INDEX

                                                                         Page
                                                                         ----
Part I.         Financial Information

Item 1.         Financial Statements:

                Balance Sheet as of September 30, 2002..................   3

                Statements of Operations for the three months
                    ended September 30, 2002 and 2001 ..................   4

                Statements of Cash Flows for the three months
                    ended September 30, 2002 and 2001...................   5

                Notes to Financial Statements...........................   6

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................   14

                Risk Factors............................................   24

Item 3.         Controls and Procedures.................................   30

Part II         Other Information

Item 6.         Exhibits and Reports on Form 8-K........................   31

Exhibit Index   ........................................................   31

Signatures      ........................................................   32

Certifications  ........................................................   33

Exhibits        ........................................................   35

Item 1.  Financial Statements

                                   eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                   September 30,
ASSETS                                                                 2002
                                                                   -------------
Current assets:
   Cash and cash equivalents                                       $    271,141
   Accounts receivable, net of allowances totaling $872,503           1,404,326
   Inventory                                                            415,743
   Prepaid and other expenses                                            83,402
                                                                   ------------
          Total current assets                                        2,174,612

Furniture and equipment, net                                             44,973
                                                                   ------------
           Total assets                                            $  2,219,585
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                    $     39,958
   Accounts payable                                                     590,764
   Bank debt                                                            630,000
   Accrued expenses                                                     612,395
                                                                   ------------
          Total current liabilities                                   1,873,117

                                                                   ------------
          Total liabilities                                           1,873,117

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
         10,221,237 issued and 9,989,337 outstanding)                 9,179,827
   Additional paid-in capital                                         1,223,489
   Accumulated deficit                                               (9,555,431)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                    346,468
                                                                    -----------
          Total liabilities and stockholders' equity               $  2,219,585
                                                                   ============



                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                            Three months ended
                                                               September 30,
                                                         ------------- ------------

                                                            2002           2001
                                                         -----------    -----------
Net sales                                                $ 1,859,156    $ 1,556,168

Cost of sales                                                879,803        957,819
                                                         -----------    -----------
Gross profit                                                 979,353        598,349

Operating expenses:
    Product development                                      102,806        130,097
    Selling, general and administrative                      645,292        819,943
                                                         -----------    -----------
        Total operating expenses                             748,098        950,040
                                                         -----------    -----------

Operating income (loss)                                      231,255       (351,691)


Interest expense, net                                         18,475         30,351
                                                         -----------    -----------

Income (loss) before income taxes                            212,780       (382,042)

Provision for income taxes                                     - 0 -            800
                                                         -----------    -----------


Net income (loss)                                        $   212,780   ($   382,842)
                                                         ===========    ===========


Net income (loss) per common share:

       - Basic                                           $      0.02   ($      0.04)
                                                         ===========    ===========
       - Diluted                                         $      0.02   ($      0.04)
                                                         ===========    ===========


Weighted average common shares outstanding - Basic         9,989,337      9,989,337

Dilutive effect of common stock equivalents                  303,344          - 0 -
                                                         -----------    -----------
Weighted average common shares outstanding - Diluted      10,292,681      9,989,337
                                                         ===========    ===========


                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                      Three months ended
                                                                         September 30,
                                                                    ----------------------
                                                                      2002         2001
                                                                    ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                               $ 212,780    ($382,842)
    Adjustment to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
    Depreciation, amortization and other non-cash items                44,964       35,534
    Provisions for sales returns, price markdowns,
             bad debts and inventory obsolescence                     355,730      358,863
    Sell-through of prior year's customer advance payments              - 0 -     (126,586)
    Changes in items affecting operations:
             Accounts receivable                                     (903,891)     462,382
             Prepaid and other expenses                                27,663     (198,567)
             Inventory                                                 14,555      441,620
             Accounts payable                                         257,681     (838,259)
             Customer advance payments                                  - 0 -     (484,979)
             Accrued expenses                                        (211,858)     912,865
                                                                    ---------    ---------
Net cash provided by (used in) operating activities                  (202,376)     180,031
                                                                    ---------    ---------

Cash flows from investing activities:
    Purchases of furniture and equipment                                - 0 -      (10,260)
                                                                    ---------    ---------
Net cash used in investing activities                                   - 0 -      (10,260)
                                                                    ---------    ---------

Cash flows from financing activities:
    Proceeds from credit facility/bank debt                             - 0 -      280,000
    Repayments of credit facility/bank debt                          (210,000)     (80,000)
    Proceeds from note receivable                                       - 0 -       30,000
    Repayments of trade notes payable                                   - 0 -      (50,629)
    Repayments of note payable                                        (16,592)     (15,132)
    Repayments of capital lease obligations                             - 0 -      (49,604)
                                                                    ---------    ---------
Net cash provided by (used in) financing activities                  (226,592)     114,635
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                 (428,968)     284,406

Cash and cash equivalents:
   Beginning of period                                                700,109       25,737
                                                                    ---------    ---------
   End of period                                                    $ 271,141    $ 310,143
                                                                    =========    =========

Supplemental cash flow information:

   Cash paid for interest                                           $  18,475    $  32,372
                                                                    =========    =========

Non cash investing and financing activities:

   Conversion of selected accounts payable to trade notes payable   $   - 0 -    $ 484,080
                                                                    =========    =========


                 See accompanying notes to financial statements.

                                  eGames, Inc.

                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. is a Pennsylvania corporation incorporated in July 1992 that develops, publishes, markets and sells primarily value-priced consumer entertainment PC software games. Our product line enables us to serve customers who are seeking a broad range of high-quality, value-priced PC software, distributed on CD-ROM media and also electronically via the Internet. In North America, our products are usually distributed through third-party distributors on a non-exclusive basis who service mass-merchant retailers, in addition to direct relationships that we have with certain specialty and PC software retailers. In territories outside North America our products are typically distributed through third-party distributors that license our PC software content for their own manufacture and distribution within specific geographic territories.

Liquidity

As of September 30, 2002, we had stockholders' equity of $346,000 and working capital of $301,000. For the three months ended September 30, 2002, we earned $213,000 in net income and experienced $429,000 in negative cash flow. Since the first quarter of fiscal 2002, we have not had access to a credit facility, and have been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to continue meeting our financial obligations in the ordinary course of business depends on our ability to maintain profitable operations or obtain additional financing through public or private equity financing, bank financing, or other sources of capital. We believe that our projected cash and working capital may be sufficient to fund our operations through June 30, 2003, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; increasing the speed of receivable collections from our customers; and maintaining compliance under the covenants set forth in the forbearance agreement negotiated with Fleet Bank.

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as promulgated in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Notes to Financial Statements included in our Form 10-KSB for the fiscal year ended June 30, 2002 should be read in conjunction with the accompanying statements. These statements include all adjustments that management believes are necessary for a fair presentation of the statements. These interim operating results are not necessarily indicative of the results for a full year. Certain dollar amounts discussed within the "Notes to Financial Statements" have been rounded to the nearest thousand ('000").

Fair Value of Financial Instruments

The recorded amounts of accounts receivable and accounts payable at September 30, 2002 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. Our debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record impairment losses on long-lived assets, including intangible assets, used in operations when the fair value of those assets, less the cost to sell, is lower than our carrying value for those assets.

Intangible Assets

As of September 30, 2002, we had intangible assets totaling $741,000, which costs were fully amortized as of the beginning of fiscal 2003. These assets resulted primarily from the purchase of software rights. We previously amortized intangible assets using the straight-line method over three years, and we had recorded amortization expense of $5,000 for the three months ended September 30, 2001, respectively.

Revenue Recognition

Product Sales:
--------------
We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain specialty and PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. We recognize revenues from product shipments to these types of customers that traditionally have sold consumer entertainment PC software products at the time title to the inventory passes to these customers, less a provision for anticipated product returns and price markdowns. The provision for anticipated product returns and price markdowns is based upon, among other factors: historical product return and price markdown results, analysis of customer provided product sell-through and field inventory data when available to us, and review of outstanding return material authorizations. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sales transaction. Most of our customers require shipping terms of FOB destination, which results in the title to our product passing at the time when the customer actually receives our product.

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

We recognize revenues for product shipments directly to drug store retailers and distributors when our products actually sell through to the end consumer at these retail locations and not at the time we ship our products to these drug store retailers or distributors, or when the right of return no longer exists for product shipments to a drug store retailer or distributor. During fiscal 2002, we transitioned our prior direct distribution relationships with drug store retailers to a licensing model with a third-party distributor, United American Video ("UAV"), which assumes the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to these drug store retailers. We recognize licensing revenues, which are reflected in net sales, based upon notification from our various licensees, including UAV, of the licensing revenues that we earned from their net sales during the reporting period, based upon contractual royalty rates.

Allowance for Product Returns and Price Markdowns:
--------------------------------------------------
We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain specialty and PC software retailers. These retailers traditionally have sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. For product shipments to our customers that have traditionally sold consumer entertainment PC software products, we record a provision for product returns and price markdowns as a reduction of gross sales at the time title of the product passes to the customer.

The provision for anticipated product returns and price markdowns is based upon, among other factors, our analysis of: historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, and outstanding return material authorizations. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any adjustments (positive or negative) are recorded when deemed necessary. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected within our balance sheet.

During the three months ended September 30, 2002 and 2001, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $316,000 and $175,000, respectively, or 15% of related gross product shipments during both periods.

Customer Advance Payments

Prior to our fiscal 2002 agreements with two drug store retailers and our decision to stop distributing our products directly to drug store retailers and distributors, we had recognized revenue from drug store retailers and distributors based on the timing of the actual sell-through of our products to end consumers. Additionally, we previously received payments from these drug store retailers or distributors in advance of our products being sold to the end consumer at drug store retail locations. These payments had been recorded as customer advance payments in our balance sheet until such time as the products were actually sold through to end consumers. After the products had sold through to end consumers, or agreements were reached with a drug store retailer or distributor that eliminated all further right of return, the customer advance payment amount was recorded as revenue.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for, among other things, items such as: licensing of software and intellectual properties used in our products, maintenance contracts, and retailers' slotting fees. Prepaid and other expenses are expensed at contractual rates or on a straight-line basis over the period of time covered by a contract.

Marketing, Sales Incentive and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising fees and display costs, are charged to expense as incurred or when shipped to a customer and were $19,000 and $87,000 for the three months ended September 30, 2002 and 2001, respectively.

Sales incentives, such as rebates and coupons, that we experience with retailers or consumers are recorded as reductions to net sales as incurred and were $10,000 and $97,000 for the three months ended September 30, 2002 and 2001, respectively.

Promotional costs, such as slotting fees required by certain retailers, are recorded as reductions to net sales on a straight-line basis over the contractual period and were $52,000 and $31,000 for the three months ended September 30, 2002 and 2001, respectively.

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

Computation of Earnings (Loss) per Common Share

Net earnings (loss) per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and common share equivalents ("CSE's") outstanding during each period that we report net income. CSE's include stock options and warrants using the treasury stock method.

Accounting for Stock-Based Compensation

As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method for stock option grants made on or after that date. For stock option grants made prior to July 1, 2002, we recognized stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). We also applied the provisions of SFAS No. 123 for purposes of valuing and recording the effects of the common stock warrants issued to Fleet Bank during October 2001. For the three months ended September 30, 2002, we recorded $34,000 of stock-based compensation expense relating to both stock option grants and common stock warrants within the operating expense section of the Statements of Operations under "Selling, general and administrative".

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowances for inventory obsolescence, product returns, price markdowns and bad debts (from un-collectible accounts receivable), and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we recognize that actual results could differ from any of our estimates and such differences could have a negative impact on future financial results.

New Accounting Pronouncements

During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts for current and prior periods reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the three months ended September 30, 2002 and 2001, these amounts were $52,000 and $31,000, respectively.

EITF Issue 00-25 was subsequently codified by EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". We do not expect any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

2.  Accounts Receivable, net

Accounts receivable consists of the following:

     Accounts receivable, gross                                     $2,276,829
     Allowance for product returns                                    (586,011)
     Allowance for price markdowns                                    (207,409)
     Allowance for bad debts                                           (79,083)
                                                                    ----------
     Accounts receivable, net                                       $1,404,326
                                                                    ==========

3.  Inventory

Inventory consists of the following:

     Raw materials in warehouse                                     $  113,541
     Finished goods in warehouse                                       379,716
     Finished goods at customer locations                              119,486
                                                                    ----------
                                                                       612,743

     Allowance for inventory obsolescence                             (197,000)
                                                                    ----------
     Inventory                                                      $  415,743
                                                                    ==========

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Retailer slotting fees                                         $   30,998
     Maintenance contracts                                               7,579
     Other expenses                                                     44,825
                                                                    ----------
     Prepaid and other expenses                                     $   83,402
                                                                    ==========

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Equipment                                                      $  492,165
     Furniture                                                         404,657
                                                                    ----------
                                                                       896,822
     Accumulated depreciation                                         (851,849)
                                                                    ----------
     Furniture and equipment, net                                   $   44,973
                                                                    ==========

6.  Note Payable

     Note payable to bank, bearing interest at the prime
     rate plus 2.75% (7.50% at September 30, 2002).  Matures
     on March 24, 2003, principal and interest payable monthly.
     The note is guaranteed by a former officer of eGames, Inc.
     and the Small Business Administration.                         $   39,958
     Less current portion                                              (39,958)
                                                                    ----------

     Long term portion                                              $    - 0 -
                                                                    ==========

7.  Bank Debt

Bank debt consists of the following:

     Principal amount owed to Fleet Bank at September 30, 2002
     under term loan bearing interest at the prime rate plus
     3.00% (7.75% at September 30, 2002). Matures on
     July 31, 2003, principal and interest payable monthly.
                                                                    $  630,000

     Less current portion                                             (630,000)
                                                                    ----------

     Long term portion                                              $    - 0 -
                                                                    ==========

On July 23, 2001, Fleet Bank (the "Bank") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition at that time, the Bank would no longer continue to fund the $2,000,000 credit facility.

On November 2, 2001, we entered into an agreement with the Bank to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. The agreement also provides that, despite our defaults under the loan documents, the Bank would not enforce their rights and remedies under the loan documents as long as we remain in compliance with the terms of the agreement. Our shareholders would face a total loss of their investment if we were to default under the agreement and the Bank enforced its right to liquidate the company. The agreement provides that the remaining outstanding balance owed under the credit facility is to be repaid in monthly installments, with interest at the prime rate plus three percent. The final monthly payment under this agreement is due and payable on July 31, 2003. Additionally, the terms of the agreement require us to achieve certain earnings benchmarks and to provide the Bank with periodic financial and cash flow reporting.

8.  Accrued Expenses

Accrued expenses consist of the following:

     Customers with credit balances                                 $  187,267
     Accrued marketing promotion costs                                 106,488
     Accrued royalty fees                                               58,384
     Accrued payroll, bonus and vacation expenses                       98,185
     Accrued professional fees                                          42,671
     Other accrued expenses                                            119,400
                                                                    ----------
     Accrued expenses                                               $  612,395
                                                                    ==========

9.  Lease Obligations

As of June 30, 2002, we leased 11,000 square feet of office, development and warehouse space in Langhorne, Pennsylvania under an operating lease scheduled to expire on September 30, 2002. During December 2001, we executed a sublease agreement with a third-party for approximately 6,000 square feet of our operating facility space, in order to help improve cash flow and to more effectively realign resources. In conjunction with this sublease, we extended our operating lease for the remaining 5,000 square feet of office space through September 2004. During the three months ended September 30, 2002, $17,000 was recorded as a reduction to rent expense that related to this sublease agreement. Of this amount, $13,000 was from sublease payments received during the three months ended September 30, 2002 and $4,000 was reclassified from a deposit amount that had been previously received and recorded within accrued expenses in the balance sheet. Additionally, we currently rent office equipment through various operating lease agreements and do not have any capital lease obligations outstanding. Net rent expense incurred under our operating leases was $18,000 and $34,000 for the three months ended September 30, 2002 and 2001, respectively.

Our future payments for operating leases are as follows:


Period                                                                Amount
------------------------------------------------------------------------------
Remaining nine months of fiscal 2003                                $   47,000
Fiscal 2004                                                             63,000
Fiscal 2005                                                             29,000
Fiscal 2006                                                             19,000
Fiscal 2007 and thereafter                                              28,000
                                                                    ----------
                                                                    $  186,000
                                                                    ==========

10. Dependence on Large Customer

We now rely primarily on a concentrated group of large customers, due to the decision, during fiscal 2002, to cease distributing our products directly to drug store retailers and refocus our efforts on distributing products to mass-merchant retailers that have traditionally sold value-priced consumer entertainment PC software. The majority of our current sales are to mass-merchant retailers, and distributors serving such retailers, and in particular to Infogrames, Inc. ("Infogrames"). Infogrames is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart, Target and Best Buy, among others. In the event that we lose our distribution capability through Infogrames, it would significantly harm eGames' financial condition and our ability to continue as a going concern. During the three months ended September 30, 2002 and 2001, Infogrames accounted for $992,000 and $356,000, respectively, in net sales during those periods, or 53% and 23% of net sales, respectively.

11. Commitments and Contingencies

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Royalty expense under such agreements, which is recorded in cost of sales, was approximately $224,000 and $143,000 for the three months ended September 30, 2002 and 2001, respectively.

We finance our Directors and Officers Liability and Employment Practice Liability insurance policies with a third-party financing company. We record this expense monthly on a straight-line basis over the period covered by the relevant insurance policies. During the three months ended September 30, 2002 and 2001, we recorded $33,000 and $22,000 in related insurance expense and made related payments of $86,000 and $30,000, respectively. As of August 1, 2002, we had obtained one-year replacement policies for this insurance coverage for a total cost of $145,000 (premium cost of $143,000 plus interest cost of $2,000). The financing terms require us to pay this full amount by February 1, 2003. As of September 30, 2002, our remaining obligation under this financing arrangement was $59,000.

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. We match 50% of each dollar contributed by a participant. Our matching contribution to the plan was $13,000 and $15,000 during the three months ended September 30, 2002 and 2001, respectively. Our matching contributions vest in fifty percent increments over a two-year period, beginning on the first day of an individual's employment.

As a result of an agreement with the third-party to which we sold our United Kingdom subsidiary in May 2001, we are obligated to purchase 50,000 units of consumer entertainment PC software from this third-party during fiscal 2003 and 2004, at a delivered cost of $1.50 per unit, for a total annual commitment of $75,000 during each of those fiscal years. As of September 30, 2002, we had not yet purchased any of this fiscal year's annual commitment.

12. Major Customers, International Sales and Internet Sales

During the three months ended September 30, 2002, one major customer, Infogrames, accounted for 53% of net sales, compared to the three months ended September 30, 2001, when two major customers, Walgreen Company and Infogrames, accounted for 24% and 23% of net sales, respectively.

International net sales, including both licensing revenues and product net sales, represented 3% of net sales for the three months ended September 30, 2002, compared to 6% of net sales for the three months ended September 30, 2001. For the three months ended September 30, 2002, licensing revenues comprised 95% of international net sales compared to 55% of international net sales during the same period a year ago.

Internet sales accounted for 2% of net sales for the three months ended September 30, 2002 and 2001.

13. Operations by Reportable Segment and Geographic Area

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding:

     - our anticipated sell-through rates for new higher price point products;
     - our expected provision for product returns and price markdowns for customers that have traditionally sold consumer PC software products;
     - the expectation that the majority of our product sales for the foreseeable future will be through third-party distributors, as opposed to direct-to-store retail distribution;
     - the expected percentage of net sales to Infogrames for the remainder of fiscal 2003;
     - the expected net sales to North American OEM and licensing customers for the remainder of fiscal 2003;
     - the belief that the transition from direct distribution relationships with drug store retailers to a licensing agreement with United American Video (UAV) will result in higher gross profit margins;
     - the expectation that we will earn licensing revenues from the UAV agreement;
     - the belief that for the remainder of fiscal 2003, the majority of our net sales generated at North American non-traditional software retail locations will be through the licensing agreement with UAV, which should cause net sales to North American non-traditional software customers to decrease significantly, on a comparative basis to prior year periods, but enable us to earn higher profit margins;
     -   expected international sales for the remainder of fiscal 2003;
     - the creation of programs designed to increase sales of our products via the Internet;
     -   expected Internet sales for the remainder of fiscal 2003;
     - the belief that reclamation costs will remain at the reduced levels experienced to date in fiscal 2003 for the foreseeable future;
     - the expectation that royalty rates required by software developers will continue to increase for the foreseeable future;
     - the belief that our fiscal 2003 gross profit margin may range between 50% to 55%;
     - the expectation that, for the remainder of fiscal 2003, our marketing promotional expenses will primarily increase or decrease proportionately based on corresponding increases and decreases in net sales;
     - the expectation that we will not need to undertake any large decrease or increase in the number of employees during the remainder of fiscal 2003;
     -   our anticipated investing activities for the remainder of fiscal 2003;
     - our belief that projected cash and working capital balances may be sufficient to fund our operations through June 30, 2003;
     - the expectation that certain new accounting pronouncements will not have a significant impact on our results of operations, financial position or cash flows;
     - and other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense.

These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, as well as those factors discussed under "Risk Factors" at pages 24 to 29 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

     - the market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;
     - the continued successful business relationship between us and Infogrames, as one of our largest customers and the distributor to Wal-Mart, K-Mart, Target, Shopko, and Best Buy, among others;
     - our ability to accurately estimate sell-through volume when products are shipped to, or received by, a customer that has traditionally sold consumer entertainment PC software;
     - the amount of unsold product that is returned to us by retail stores and distributors;
     - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
     - the successful sell-through of our new higher price point products, in all retail channels where it has been sold;
     - the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant, specialty and PC software retailers;
     - the success of our distribution strategy, including the ability to continue to increase the distribution of our products into key
         North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
     - the allocation of shelf space for our products in major retail chain stores;
     - the ability of our international product distribution to earn a royalty and the ability of licensors to pay us such royalties;
     - our success in achieving additional cost savings and avoiding unforeseeable expenses for the remainder of fiscal 2003;
     - our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
     - the continued increase in the number of computers in homes in North America and the world;
     - the ability to deliver products in response to orders within a commercially acceptable time frame;
     -   downward pricing pressure;
     -   fluctuating costs of developing, producing and marketing our products;
     -   our ability to license or develop quality content for our products;
     - the success of our efforts to increase website traffic and product sales over the Internet;
     - consumers' continued demand for value-priced consumer entertainment PC software;
     -   increased competition in the value-priced software category;
     -   and various other factors, many of which are beyond our control.

Risks and uncertainties that may affect our future results and performance also include, but are not limited to, those discussed under the heading "Risk Factors" in the Company's Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission and also posted on the Company's website, www.egames.com.

Critical Accounting Policies
----------------------------

Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our accounting policies with respect to revenue recognition and the valuation of inventory involve the most significant management judgments and estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, price markdowns, bad debts, inventory obsolescence, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.


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

We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain specialty and PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. For product shipments to our customers that have traditionally sold consumer entertainment PC software products, we record a provision for product returns and price markdowns as a reduction of gross sales at the time title of the product passes to the customer.

The provision for anticipated product returns and price markdowns is based upon many factors, including our analysis of: historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, and outstanding return material authorizations. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any adjustments (positive or negative) are recorded when deemed necessary. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected within our balance sheet.

During the three months ended September 30, 2002 and 2001, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $316,000 and $175,000, respectively, or 15% of related gross product shipments during both periods. During the three months ended September 30, 2002, available sell-through information, including information provided directly by retailers and by NPD Group (a global market information firm), suggested that at traditional software retailers, our products continued to generally sell through to consumers at historically comparable rates. Additionally, compared to this same quarter a year ago, we have increased the number of retail placement slots for our products at many of these retail locations. A factor that we will continue to closely monitor in establishing our provision for anticipated product returns and price markdowns will be the sell-through results of our higher price point products that were first introduced during the quarter ended September 30, 2002. The sale of such products, ranging in retail price points from $19.99 to $29.99, represents a departure from our typical value-priced product offering to the casual gamer that have historically been retail priced from $9.99 to $14.99, and accordingly represent a greater risk of requiring additional price markdowns if these products do not sell-through to consumers at anticipated rates. If both our new higher price point products and our typical value-priced products sell through to consumers at anticipated rates, we expect our provision for product returns and price markdowns for customers that have traditionally sold consumer PC software products to range from 15% to 20%, as a percentage of related gross product shipments, for the remainder of fiscal 2003.

We recognize revenues from product shipments to customers that have traditionally sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48, "Revenue Recognition When the Right of Return Exists," at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay us, title of the product transfers to the buyer, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product, and the returns can be reasonably estimated at the time of sale. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sale transaction. Most of our customers require shipping terms of FOB destination, which results in the title to our product passing at the time when the customer actually receives our product.

We recognize revenues for product shipments to drug store retailers and distributors when our products actually sell through to the end consumer at these retail locations and not at the time we ship our products to these drug store retailers or distributors, or when the right of return no longer exists for product shipments to a drug store retailer or distributor. During fiscal 2002, we transitioned our prior direct distribution relationships with drug store retailers to a licensing model with a third-party distributor, United American Video ("UAV"), which assumes the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to these drug store retailers. We recognize licensing revenues, which are reflected in net sales, based upon notification from our various licensees, including UAV, of the licensing revenues that we earned from their net sales during the reporting period, based upon contractual royalty rates.

Inventory Valuation

Our accounting policy for inventory valuation requires management to make estimates and assumptions as to the recoverability of the carrying value of our inventory that affect the reported value of inventory and cost of sales for any reporting period. Differences may result in the valuation of our inventory at the close of any reporting period and the amount reflected as cost of sales during any reporting period, if management's judgments or estimates with respect to provisions for the potential impairment of inventory value prove to be insufficient based upon actual results. These differences, if material, would significantly affect our operating results and financial condition.

We are exposed to product obsolescence due to the relatively short product life cycles (averaging six to twenty-four months) of our consumer entertainment PC software products. From time to time, we or our competitors may introduce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products, which would require us to write-down the value of such inventory. Additionally, from time to time, we have been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements with third-party software developers for product content may also expire before such inventory has been sold. We may also from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product, causing us to liquidate these excess quantities of remaining inventory at close out prices below our carrying costs net our provision for obsolescence. The adequacy of our provision for inventory obsolescence is reviewed at the close of each reporting period, and any adjustments (positive or negative) are recorded when deemed necessary.

Results of Operations

Three Months ended September 30, 2002 and 2001

Net Sales
---------
For the three months ended September 30, 2002, net sales increased by $303,000, or 20%, to $1,859,000 compared to $1,556,000 for the same quarter a year earlier. This $303,000 increase in net sales resulted from a $782,000 increase in net sales to North American traditional software customers and a $51,000 increase in net sales to North American OEM and licensing customers, which increases were partially offset by net sales decreases to North American non-traditional software customers and international customers of $489,000 and $41,000, respectively. Additionally, net sales benefited by $81,000 from agreements entered into during the quarter with two customers to finalize their respective sales return allowances. The following tables represent our net sales by distribution channel and by major customer for the three months ended September 30, 2002 and 2001, respectively:


                              Net Sales by Distribution Channel

                                                              Three Months ended
                                                         ----------------------------
                                                         September 30,  September 30,     Increase
Channel                                                      2002           2001         (Decrease)
--------------------------------------------------------------------------------------------------
North American traditional software customers             $1,678,000     $  896,000      $ 782,000
North American OEM and licensing customers                    51,000          - 0 -         51,000
North American non-traditional software customers             72,000        561,000       (489,000)
International customers                                       58,000         99,000        (41,000)
--------------------------------------------------------------------------------------------------
Totals                                                    $1,859,000     $1,556,000      $ 303,000
                                                          ==========     ==========      =========



                              Net Sales by Major Customer

                                                              Three Months ended
                                                         ----------------------------
                                                         September 30,  September 30,     Increase
Customer                                                     2002           2001         (Decrease)
--------------------------------------------------------------------------------------------------
Infogrames, Inc.                                          $  992,000     $  356,000      $ 636,000
Walgreen Company                                                - 0-        372,000       (372,000)
Various inventory liquidation customers                      233,000        330,000        (97,000)
All other customers                                          634,000        498,000        136,000
---------------------------------------------------------------------------------------- ---------
Totals                                                    $1,859,000     $1,556,000      $ 303,000
                                                          ==========     ==========      =========

The $782,000 net sales increase to traditional software customers resulted primarily from the $636,000 increase in net sales to Infogrames, which represented a 179% increase in net sales to Infogrames, compared to same period last year. During the three months ended September 30 2002, we were able to increase, compared to the same period a year ago, the number of retail facings (designated positions for our software titles within a retailer's shelf space) at mass-merchant and specialty retailers such as Wal-Mart, K-Mart, Target and Best Buy, as well as PC software retailers like CompUSA and Office Depot. Product distribution to these customers (which have historically been successful in merchandising consumer entertainment PC software) improved as a result of our increased sales efforts to these retailers combined with previous product sell-through results. Partially offsetting the net sales increase to traditional software customers was a $97,000 decrease in net sales of end-of-lifecycle products to various inventory liquidation customers. Although negatively impacting our gross profit margin for the current quarter, these inventory liquidation sales continued to support our liquidity needs.

For the three months ended September 30, 2002, net sales to third-party distributors represented 71% of net sales, compared to 55% of net sales during the same period a year ago. For the foreseeable future, we expect to continue selling the majority of our products through third-party distributors, such as Infogrames, as opposed to direct-to-store distribution to retailers, which usually include higher fulfillment costs related to EDI order processing and other additional costs associated with direct-to-store shipments. In addition, many mass-market retailers such as Wal-Mart will not purchase PC software products directly from us, and require us to distribute our products through one of their approved distributors (such as Infogrames).

During the three months ended September 30, 2002, one major customer, Infogrames, accounted for 53% of net sales, compared to the three months ended September 30, 2001, when two major customers, Walgreen Company and Infogrames, accounted for 24% and 23% of net sales, respectively. For the remainder of fiscal 2003, we anticipate that net sales to Infogrames may continue to represent greater than 50% of net sales.

The $489,000 net sales decrease to North American non-traditional software customers resulted primarily from net sales decreases to the Walgreen Company and Rite Aid Corporation of $372,000 and $100,000, respectively. During the three months ended September 30, 2002, we did not recognize any revenue attributable to either of these two drug store retailers, due to our decision in fiscal 2002 to stop distributing products directly to these retailers. During the three months ended September 30, 2001, we recognized revenue attributable to these two drug store retailers after receiving notification from them of eGames products having been sold through to end consumers at their retail locations.

The $51,000 net sales increase (or 3% of net sales) to North American OEM and licensing customers was comprised of $35,000 in licensing revenues from United American Video ("UAV") and $16,000 through two OEM relationships, compared to no such revenues for the same period last year. For the remainder of fiscal 2003, we expect net sales to North American OEM and licensing customers to represent approximately 3% to 5% of net sales.

During the fourth quarter of fiscal 2002, we transitioned our prior direct distribution relationships with drug store retailers to a higher-margin licensing agreement with UAV. Through this agreement, we earn licensing revenues based on contractual royalty rates applied to UAV's net sales during a reporting period from product shipments of eGames software titles that UAV has manufactured. UAV incurs all production, sales, distribution and fulfillment costs related to the sales of eGames software titles to these retailers. During the three months ended September 30, 2001, we recognized $68,000 in net sales relating to shipments of physical products to UAV, which is reflected within net sales to North American non-traditional software customers for that prior year period. During fiscal 2003, we believe that the majority of our net sales generated at North American non-traditional software retail locations will be through our licensing agreement with UAV. This arrangement should continue to cause our net sales to North American non-traditional software customers to decrease significantly, on a comparative basis to prior year periods, but should enable us to earn higher profit margins on these licensing revenues compared to our historical margins on product sales to drug store retailers.

International net sales, including both licensing revenues and product net sales, represented 3% of net sales for the three months ended September 30, 2002, compared to 6% of net sales for the three months ended September 30, 2001. For the three months ended September 30, 2002, licensing revenues comprised 95% of international net sales compared to 55% of international net sales during the same period a year ago. For the remainder of fiscal 2003, we anticipate that international net sales may range from 3% to 5% of net sales, and will continue to be primarily generated from licensing revenues.

During fiscal 2003, we have continued initiating various programs designed to increase the net sales of our products over the Internet, including: adding an on-line registration feature to our retail products, which is designed to increase our database of registered users who are interested in receiving promotional offers about our products and drive traffic to our website; continuously updating and improving our websites; improving our electronic distribution capabilities by further developing and expanding our affiliation with Digital River, a leading distributor of digital software over the Internet and certain of their promotional customers; and further incorporating user-friendly on-line functionality into our products. Internet sales accounted for 2% of net sales for the three months ended September 30, 2002 and 2001 and we anticipate this percentage remaining relatively constant for the remainder of fiscal 2003.

Cost of Sales
-------------
Cost of sales for the three months ended September 30, 2002 were $880,000 compared to $958,000 for the three months ended September 30, 2001, representing a decrease of $78,000 or 8%. This cost of sales decrease was caused by decreases of:

     o   $69,000 in product costs,
     o   $59,000 in provision for inventory obsolescence,
     o   $40,000 in reclamation costs associated with product returns, and
     o   $13,000 in freight costs.


These cost of sales decreases were partially offset by cost of sales increases of:

     o   $81,000 in royalty costs, and
     o   $22,000 in other cost of sales.

The $69,000 decrease in product costs was caused by the non-recurrence of low margin third-party publisher software titles sales and a decrease in inventory liquidation sales comprised of low margin end-of-lifecycle products. During fiscal 2002, we stopped distributing software products directly to drug store retailers, which retailers had sometimes required us to provide third-party software products along with our PC game titles within short-term promotional displays.

The $59,000 decrease in provision for inventory obsolescence also resulted from our decision to discontinue distributing software products to drug store retailers. During fiscal 2002, our products did not sell through to consumers at drug store retailers at the rates we had anticipated. Much of the product costs associated with products returned from these drug store retailers had to be scrapped due to the short product life cycle of this inventory combined with the long length of time it took these retailers to return products to us. During fiscal 2003, we have not experienced the same high level of inventory obsolescence that occurred in fiscal 2002. We believe the primary reason for this cost improvement is our focus on increasing product distribution to traditional software retailers and distributors servicing such retailers, where our products remain on the retailers' store shelves longer and product sell-through results to consumers have historically been better than we experienced with drug store retailers.

The $40,000 decrease in reclamation costs (processing costs charged by drug store retailers and third-party warehouse vendors when products are returned to
us) was the result of the non-recurrence of the high product return rates we experienced during fiscal 2002 from drug store retailers. We believe that reclamation costs will remain at these reduced levels for the foreseeable future as we continue to focus on distributing our products to traditional software retailers and distributors.

The $13,000 decrease in freight costs was due to reduced product shipments to and product returns from multiple drug store warehouses. Additionally, freight costs have decreased, in part, due to the increase in cost efficient product shipments to a more concentrated group of third-party distributor warehouses.

The $81,000 increase in royalty costs was caused by the current period's increase in net sales, combined with an increase in the average royalty rate associated with those net sales. We anticipate royalty rates required by software developers to continue increasing for the foreseeable future.

The $22,000 increase in other costs of sales related primarily to the increased warehousing, handling, and packaging costs incurred in the distribution of our products to CompUSA and Office Depot. These customers require us to deliver our products directly to their individual retail stores, resulting in these types of costs being higher than the amounts we incur on the majority of our customer orders that are delivered to third-party distributors' warehouses.

Gross Profit Margin
-------------------
Our gross profit margin for three months ended September 30, 2002 increased to 52.7% of net sales from 38.5% of net sales for three months ended September 30, 2001. Reflected within the percentages discussed below, our gross profit margin benefited by 2.2%, as a percentage of net sales, from agreements entered into during the current quarter with two previous customers to finalize their respective sales return allowances.

This 14.2% increase in gross profit margin was caused by cost decreases, as a percentage of net sales, of:

     o   9.7% in product costs,
     o   4.2% in provision for inventory obsolescence,
     o   2.6% in reclamation costs associated with product returns, and
     o   1.5% in freight costs.

These costs decreases were partially offset by cost increases, as a percentage of net sales, of:

     o   2.9% in royalty costs, and
     o   0.9% in other costs of sales.

In particular, the 9.7% decrease in product costs, as a percentage of net sales, was caused by:

     o Increased distribution of higher-priced consumer entertainment PC gaming software titles,
     o Discontinuation of low margin sales of third-party publisher software titles to drug store customers,
     o Agreements with two customers to finalize their respective sales return allowances, and
     o Decreased low margin inventory liquidation sales of end-of-lifecycle software products.

The reasons for the percentage of net sales decreases in the provision for inventory obsolescence and in reclamation and freight costs, along with the increases in royalty costs and other costs of sales are discussed under "Cost of Sales," above. Our gross profit margin for the first three months of fiscal 2003 benefited from our decision to stop distributing products directly to drug store retailers. Based on our current business model of servicing, primarily through third-party distributors, a concentrated number of select mass-merchant, specialty and PC software retailers, and assuming that our existing overall product sell-through to consumers and product return rates from customers remain at current levels, we believe that our fiscal 2003 gross profit margin may range between 50% to 55%. Factors having potential impact on our fiscal 2003 gross profit margin are, among other things:

     o Controlling the manufacturing and distribution costs of our titles,
     o Consumer acceptance of newly released higher-priced consumer entertainment PC gaming software titles,
     o Third-party licensees' success in distributing our titles to international customers and drug store retailers,
     o Establishing successful titles at higher retail price points to compensate for developer royalty rate increases,
     o Possible inventory liquidation sales yielding below normal profit margins to address liquidity needs, and
     o Price markdowns and other consumer and retailer incentives to support product sell-through to consumers.

Operating Expenses
------------------
Product development expenses for the three months ended September 30, 2002 were $103,000 compared to $130,000 for the three months ended September 30, 2001, a decrease of $27,000 or 21%. The liquidity crisis we encountered during fiscal 2002 required us to undertake several cost saving initiatives, which among other things, included substantial reductions in our internal staffing levels. As a result of these initiatives, we achieved $37,000 in cost reductions in salary related costs, which was partially offset by this period's employee bonus accrual. This cost reduction was also partially offset by a $9,000 increase in outside services associated with obtaining additional consumer entertainment PC software content including the standard industry ratings required by most retailers.

Selling, general and administrative expenses for the three months ended September 30, 2002 were $645,000 compared to $820,000 for three months ended September 30, 2001, a decrease of $175,000 or 21%. As a result of various cost saving initiatives we undertook throughout fiscal 2002, which among other things, included substantial reductions in marketing promotional expenses and in our internal staffing levels, we achieved the following cost reductions:

     o   $68,000 in marketing promotional expenses,
     o   $48,000 in bad debt expense,
     o   $34,000 in cash discounts,
     o   $28,000 in salary related costs and travel expenses, and
     o   $31,000 in other selling, general and administrative expenses.

These cost savings were partially offset by $34,000 in stock compensation expense recorded during the three months ended September 30, 2002 compared to no similar expense for the same period last year. This stock compensation expense related to the monthly straight-line expensing over the vesting periods of the value assigned to both the warrants issued to Fleet Bank during October 2001 and to the stock options granted to employees during the first quarter of fiscal 2003. As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date.

The $68,000 decrease in marketing promotional expenses contributed significantly to the 21% decrease in selling, general and administrative expenses. This decrease was caused primarily by our decision to discontinue distributing our products directly to drug store retailers. Previously, we had incurred significant merchandising, display and other promotional costs in order to support our Store-in-a-Store distribution strategy with drug store retailers. For the remainder of fiscal 2003, we anticipate that our marketing promotional expenses will primarily increase or decrease proportionately based on corresponding increases and decreases in net sales.

The $48,000 decrease in bad debt expense was primarily attributable to an improvement in the relative credit quality of our more concentrated group of customers.

The $34,000 decrease in cash discounts was caused by a decrease in cash receipts from drug store retailers that required approximately a 3% discount to be deducted from their receivable payments.

The $28,000 decrease in salary related costs and travel expenses resulted from our reduced staff levels, which was partially offset by this period's employee bonus accrual. We believe that we have reduced our employee workforce to a level that most effectively supports our projected operations for the foreseeable future, and we do not anticipate any large decrease or increase in our number of employees during the remainder of fiscal 2003.

The $31,000 decrease in other selling, general and administrative expenses was achieved through various cost reductions, and in particular a $25,000 decrease in depreciation and amortization expense related to older assets becoming fully depreciated at rates greater than we are purchasing new assets.

Interest Expense, Net
---------------------
Net interest expense for the three months ended September 30, 2002 was $18,000 compared to $30,000 for the three months ended September 30, 2001, a decrease of $12,000. This $12,000 decrease was primarily due to the decrease in the average outstanding balance of our bank debt, which bears a floating interest rate of prime plus 3%.

Provision for Income Taxes
--------------------------
We had no provision for income taxes for the three months ended September 30, 2002 compared to a $1,000 provision for income taxes for the three months ended September 30, 2001. We did not record any provision for income taxes due to the expected utilization of certain net operating loss carry-forwards from prior periods.

Net Income (Loss)
-----------------
As a result of the factors discussed above, and in particular our agreements with two customers that benefited the current period's financial results by $81,000, our net income for the three months ended September 30, 2002 was $213,000 compared to a ($383,000) net loss for the same period a year earlier, an increase in net income of $596,000.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 303,344 for the three months ended September 30, 2002 to 10,292,681 from 9,989,337 for the three months ended September 30, 2001. The current period's increase in the diluted basis calculation of weighted average common shares resulted from additional common stock equivalents ("CSE's"), compared to the same period last year that did not include any CSE's. The diluted basis calculation for the three months ended September 30, 2001, excluded common stock equivalents due to their anti-dilutive impact caused by the net loss incurred during that period.

Liquidity and Capital Resources

At September 30, 2002, we had working capital of $301,000 and total stockholders' equity of $346,000, compared to a working capital deficiency of ($1,986,000) and a total stockholders' deficit balance of ($2,498,000) at September 30, 2001. As of September 30, 2002, we had $271,000 in cash compared to $700,000 as of June 30, 2002. This $429,000 decrease in cash resulted from net cash used in operating activities of $202,000 and by net cash used in financing activities of $227,000. We did not have investing activities during the three months ended September 30, 2002.

For the three months ended September 30, 2002, net cash used in operating activities was $202,000 compared to net cash provided by operating activities of $180,000 for the three months ended September 30, 2001. The $202,000 net cash used in operating activities during the current period was caused by a $904,000 increase in accounts receivable combined with a $212,000 decrease in accrued expenses largely related to software developer royalty payments. Partially offsetting these cash uses were cash sources of:

     o   $356,000  in provision for product returns, price markdowns, bad debts and inventory obsolescence,
     o   $258,000  from an increase in accounts payable,
     o   $213,000  in net income,
     o   $45,000   in depreciation, amortization and other non-cash items,
     o   $28,000   from a decrease in prepaid and other expenses, and
     o   $14,000   from a decrease in inventory.

For the three months ended September 30, 2002, we did not have investing activities compared to $10,000 in net cash used in investing activities for the three months ended September 30, 2001. Other than potential additions and upgrades to our existing computer network's hardware and software, we do not anticipate a material amount of investing activities for the remainder of fiscal 2003.

For the three months ended September 30, 2002, net cash used in financing activities was $227,000 compared to net cash provided by financing activities of $115,000 for the three months ended September 30, 2001. The $227,000 net cash used in financing activities for the current period resulted from $210,000 in repayments of bank debt and $17,000 in repayments of a note payable.

On July 23, 2001, Fleet Bank (the "Bank") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition at that time, the Bank would no longer continue to fund the $2,000,000 credit facility.

On November 2, 2001, we entered into an agreement with the Bank to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. The agreement also provides that, despite our defaults under the loan documents, the Bank would not enforce their rights and remedies under the loan documents as long as we remain in compliance with the terms of the agreement. Our shareholders would face a total loss of their investment if we were to default under the agreement and the Bank enforced its right to liquidate the company. The agreement provides that the remaining outstanding balance owed under the credit facility is to be repaid in monthly installments, with interest at the prime rate plus three percent. The final monthly payment under this agreement is due and payable on July 31, 2003. As of November 13, 2002, the principal balance outstanding on this term loan was $560,000. The terms of the agreement also require us to achieve certain earnings benchmarks and to provide the Bank with periodic financial and cash flow reporting, and as of November 13, 2002, we were in compliance with the covenants of this agreement.

As part of the agreement, we issued warrants to the Bank for the purchase of 750,000 shares of our common stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the Bank has demand registration rights that began on November 1, 2002. The value of these warrants was determined by using the Black-Scholes valuation model and was expensed at a monthly rate of $3,750 on a straight-line basis over the warrants' one-year vesting period from October 1, 2001 through September 30, 2002.

During the three months ended September 30, 2002 and 2001, we financed our Directors and Officers Liability and Employment Practice Liability insurance policies with a third-party financing company, and recorded $33,000 and $22,000 in related insurance expense and made related payments of $86,000 and $30,000 for the same periods, respectively. As of August 1, 2002, we had obtained one-year replacement policies for this insurance coverage for a total cost of $145,000 (premium cost of $143,000 plus interest cost of $2,000). The financing terms require us to pay this full amount by February 1, 2003. As of November 13, 2002, our outstanding balance under this financing arrangement was $44,000.

Liquidity Risk
--------------
Since we no longer have a credit facility available to us, our ability to achieve and maintain positive cash flow is essential to our survival as a going concern. Our ability to do this depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, the development and sell-through of our products to consumers, and the costs of developing, producing and marketing such products. We believe that our projected cash and working capital balances may be sufficient to fund our operations through June 30, 2003, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; increasing the speed of our receivable collections from customers; and maintaining compliance under the covenants set forth in the forbearance agreement with the Bank. Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors are the market acceptance and sell-through rates of our current products to consumers, and the continued growth of the consumer entertainment PC software market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns and a lack of customer replenishment orders for these products, which could severely reduce the accounts receivable that we would be able to collect from such retailers or distributors of our products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.

New Accounting Pronouncements

During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts for current and prior periods reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the three months ended September 30, 2002 and 2001, these amounts were $52,000 and $31,000, respectively.

EITF Issue 00-25 was subsequently codified by EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". We do not expect any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.


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

Our net income in fiscal 2002 was $2,181,000. Excluding the non-cash impact from our fiscal 2002 agreements with two national drug store retailers, our net income in fiscal 2002 was only $76,000. Our accumulated deficit at June 30, 2002 was $9,768,000. Even though we achieved modest profitability in fiscal 2002, given current market conditions in the United States in general, and the effects from the significant loss we sustained in fiscal 2001, there can be no assurance that we will be profitable in fiscal 2003. Our operations today continue to be subject to all of the risks inherent in the operation of a small business, which has liquidity problems in a highly competitive industry dominated by larger competitors. These risks include, but are not limited to, development, distribution and marketing difficulties, competition, and unanticipated costs and expenses. Our future success will depend on our ability to be profitable in the development, marketing and distribution of our current and future software products.

We have experienced severe liquidity problems. On July 23, 2001, our commercial lender, Fleet Bank, notified us that because of our default of the financial covenants under our $2,000,000 credit facility as of June 30, 2001, and due to material adverse changes in our financial condition, the bank would no longer continue to fund our credit facility. On November 2, 2001, we entered into an agreement with Fleet Bank to pay off the credit facility's outstanding balance at that time of $1,400,000 owed to Fleet Bank over a twenty-two month period. The agreement also provides that, despite our defaults under the loan documents, Fleet Bank would not enforce its rights and remedies under those loan documents as long as we remain in compliance with the terms of the agreement. As of November 13, 2002, we were in compliance with the covenants of this agreement.

Our shareholders would lose their entire investment if we defaulted under the agreement and Fleet Bank enforced its right to liquidate our company. The terms of the agreement provide, among other things, for us to repay the remaining outstanding balance owed under the credit facility in 22 monthly installments, with interest at the prime rate plus three percent. Additionally, the terms of the agreement require us to achieve certain earnings benchmarks and to provide Fleet Bank with periodic financial and cash flow reporting. There can be no assurance we will be able to meet this agreement's covenants through June 30, 2003. As part of the agreement, we issued warrants to Fleet Bank for the purchase of 750,000 shares of our common stock. The warrants are exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provides that the bank has demand registration rights that began on November 1, 2002. As of November 13, 2002, the principal balance outstanding on this term loan was $560,000.

Since we do not currently have access to a credit facility, our ability to continue operations requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations.

We may need additional funds. Our capital requirements are currently funded from the cash flow generated from product sales. If we are not able to achieve cash flow from operations at a level sufficient to support our business activities, we may require additional funds. The degree to which we are indebted to our commercial lender, the first lien that the bank has on all of our assets, and our poor financial performance in fiscal 2001, could adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Additionally, we may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

Our success depends on continued viable business relationships with key distributors and retailers. Many of the largest mass-market retailers have buying relationships with certain distributors, and these retailers often will only buy consumer entertainment PC software from such distributors. It would pose a significant challenge to us if these distributors were unwilling to distribute our products. Additionally, even if the distributors are willing to purchase our products, distributors are frequently able to dictate the price, timing and other terms on which we can distribute our products to such retailers. We also may not be able to distribute our products to such retailers on terms that we consider commercially acceptable. If we cannot negotiate sales terms with these retailers that are commercially acceptable, we may then choose to distribute our products to such retailers through a large distributor, such as Infogrames, which would further concentrate our sales to only a few large customers. Our inability to negotiate commercially viable distribution relationships with significant retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

A significant part of our sales come from a limited number of customers. Due to our decision during fiscal 2002 to discontinue selling our consumer entertainment PC software products directly to drug store retailers and distributors and to focus instead on selling our products to mass-merchant, specialty and PC software retailers that have traditionally sold value-priced consumer entertainment PC software, we now rely primarily on a concentrated group of large customers. The majority of our current sales are to mass-merchant, specialty and PC software retailers, and distributors serving such retailers, and in particular to Infogrames. Infogrames is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart, Target, Best Buy, Shopko, among others. Our net sales to Infogrames during the fiscal year ended June 30, 2002 were $2,311,000 and represented 21% of our total net sales. Excluding net sales to drug store retailers and distributors, this $2,311,000 in net sales to Infogrames represented 46% of our net sales. We anticipate that net sales to Infogrames may represent greater than 50% of our total net sales during fiscal 2003. Accordingly, we expect to continue depending upon a limited number of significant customers, and in particular Infogrames, for the foreseeable future.

Most of our customers, including Infogrames, may terminate their relationship with us at any time. In the event that we lose our distribution capability through Infogrames or any of our other large customers, it would significantly harm our financial condition and our ability to continue as a going concern.

We may experience customer payment defaults and un-collectible accounts receivable if our distributors' or retailers' businesses fail or if they otherwise cannot pay us. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and many of these businesses have failed. These business failures have increased and may continue to increase as a result of economic conditions in the United States. The insolvency or business failure of any significant retailer or distributor of our products would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated un-collectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. The failure to pay an outstanding receivable by a significant customer would significantly harm our business, operating results and financial condition.

Our customers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time of sale for traditional software retail customers and distributors servicing such retailers. These allowances are based on historical product return and price markdown results with these types of customers, product sell-through information and channel inventory reports supplied by these retailers and the distributors that serve them, among other factors. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed these anticipated amounts, particularly for new products released during the quarter ended September 30, 2002 that have higher price points than our typical $9.99 jewel case products, which would negatively impact our future results of operations.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Fluctuations in quarterly operating results will depend upon many factors including:

     o seasonality of customer buying patterns;
     o the size and rate of growth of the consumer entertainment PC software market;
     o the demand for our typical value-priced and new higher-priced PC software products;
     o product and price competition;
     o the amount of product returns and price markdowns;
     o the timing of our new product introductions and product enhancements and those of our competitors;
     o the timing of major customer orders;
     o product shipment delays;
     o access to distribution channels;
     o product defects and other quality problems;
     o product life cycles;
     o international royalty rates and licensing revenues; and
     o our ability to develop and market new products and control costs.

Products are usually shipped within days following the receipt of customer orders so we typically operate with little or no backlog. Therefore, net sales in any reporting period are usually dependent on orders booked, shipped and received by our customers during that period.

We are exposed to seasonality in the purchases of our products. The consumer entertainment PC software industry is highly seasonal, with sales typically higher during the first and last calendar quarters (our second and third fiscal quarters). This is due to increased demand for PC software games during and immediately following the holiday buying season. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss key selling periods such as the year-end holiday buying season. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet the holiday buying season, our net sales and operating results would be adversely affected. Additionally, if our products do not adequately sell-in to our customers' retail locations or sell-through to consumers at these retail locations during the holiday buying season, our financial results for the entire fiscal year would be adversely affected.

The consumer entertainment software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for the same amount of shelf space. Retailers have a limited amount of shelf space on which to display consumer entertainment PC software products. There is intense competition among consumer entertainment PC software publishers for shelf space and promotional support from retailers. As the number of PC software titles continues to increase, the competition for shelf space continues to intensify, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. Also, our larger competitors may have more leverage than us to negotiate more and better-positioned shelf space than us. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our sales would significantly decrease.

Increased competition for acquiring the licensing rights to quality consumer entertainment PC software content has compelled us to agree to make increasingly higher advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors and PC software game developers. If the products subject to these advances and minimums do not generate sufficient sales volumes to recover these costs, our financial results would be negatively impacted.

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

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. The market for consumer entertainment PC software has been characterized by shifts in consumer preferences and short product life cycles. Consumer preferences for entertainment PC software products are difficult to predict and few products achieve sustained market acceptance. New products we introduce may not achieve any significant degree of market acceptance, or the product life cycles may not be long enough for us to recover advance royalties, development, marketing and other promotional costs. Also, if a product does not sell-through to consumers at a rate satisfactory to our retail or distribution customers, we could be forced to accept substantial product returns or be required to issue additional price markdowns to maintain our relationships with these distributors and retailers. We may also lose retail shelf space if our products do not sell-through to consumers at satisfactory rates. Failure of new products to achieve or sustain market acceptance or product returns or price markdowns results in excess of our expectations would adversely impact our business, operating results and financial condition.

We are vulnerable to rapid technological change that could make our products less marketable. Frequent new product introductions and enhancements, rapid technological developments, evolving industry standards and swift changes in customer requirements characterize the market for our products. Our future success depends on our ability to continue to quickly and efficiently develop and introduce new products and enhance existing products to incorporate technological advances and responses to customer requirements. If any of our competitors introduce products more quickly than us, or if they introduce better products than ours, then our business could be adversely affected. We may also not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. Our new or enhanced products may not adequately address the changing needs of the marketplace. From time to time, our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products by competitors may cause customers to delay their purchasing decisions in anticipation of such products, which could adversely affect our business, liquidity and operating results. Additionally, technological advancements in computer operating systems that cause our products to be obsolete or not to function as expected would adversely affect our financial results if product returns exceeded our reserves, and inventory was deemed valueless (and exceeded our allowance for inventory obsolescence).

Our common stock has experienced low trading volumes and other risks on the OTC Bulletin Board. In April 2001, our common stock was delisted from the Nasdaq SmallCap Market as a result of our failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days. Our stock then began trading on the OTC Bulletin Board under the existing symbol EGAM. In March 2002, our common stock was not eligible to be traded on the OTC Bulletin Board because we were not current with our reporting requirements under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In April 2002, our common stock was again traded on the OTC Bulletin Board, when we became current with our 1934 Act filings.

We may not be able to continue to maintain the trading of our stock on the OTC Bulletin Board, which in calendar 2003 will implement listing standards and an application approval requirement to transition to the new Bulletin Board Exchange (BBX) trading system. The BBX trading system will also require listing fees. Even if we are successful in maintaining trading of our stock on the OTC Bulletin Board or the BBX, many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which would make it difficult to sell our stock. If we are not eligible to list our common stock for trading on the BBX, our stock will then be traded on the Pink Sheets, which may have even less trading volume potential and more price fluctuations than the OTC Bulletin Board.

We have experienced increased regulation of our product content and features. Due to the competitive environment in the consumer entertainment software industry, we have and will continue to incorporate features into our products, such as an Internet browser-like interface, advertising technology and on-line consumer registration capabilities, to differentiate our products to retailers, provide value-added features to consumers, and to potentially increase website traffic and create new revenue streams based on advertising and promotional opportunities. These features may not enhance the product's value, and in fact such features may detract from a product's value if they are not accepted in the marketplace or if new regulations governing the Internet and related technologies are enacted which impact these features.

We may have difficulty protecting our intellectual property rights. We either own or have licensed the rights to copyrights on our products, manuals, advertising and other materials. We also hold trademark rights in our corporate logo, and the names of the products owned or licensed by us. Our success depends in part on our ability to protect our proprietary rights to the trademarks, trade names and content used in our principal products. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These initiatives to protect our proprietary rights require us to use internal resources as well as outside legal counsel. We may not have sufficient resources to adequately protect our intellectual property rights, and our existing or future copyrights, trademarks, trade secrets or other intellectual property rights may not be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Also, in selling our products, we rely on "click-through" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights, as do the laws of the United States. Our inability to sufficiently protect our intellectual property rights would have an adverse effect on our business and operating results.

Policing unauthorized use of an easily duplicated and broadly disseminated product such as computer software is very difficult. Software piracy is expected to be a persistent problem for the software industry for the foreseeable future. Software piracy is a much greater problem in certain international markets. If a significant amount of unauthorized copying of our products were to occur, our business, operating results and financial condition could be adversely affected.

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

We are exposed to the risk of product defects. Products we offer can contain errors or defects. The PC hardware environment is characterized by a wide variety of non-standard peripherals, such as sound and graphics cards, and configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite the extensive testing performed by our quality assurance personnel, new products or releases may contain errors discovered after shipments have commenced, resulting in a loss of or delay in market acceptance or widespread product recalls, which would adversely affect our business, operating results and financial condition.

We depend on key management and technical personnel. Our success depends to a significant degree on the continued efforts of our key management, marketing, sales, product development and operational personnel. The loss of one or more key employees could adversely affect our operating results. We also believe our future success will depend in large part on our ability to attract and retain highly skilled management, technical, marketing, sales, product development and operational personnel. Competition for such personnel is intense, and, due to our limited resources and size, we may not be successful in attracting and retaining such personnel.

We may experience unique risks with our international revenues and distribution efforts. International net revenues, including both product net sales and licensing revenues, represented 4% of our net sales for the fiscal year ended June 30, 2002, compared to 6% of our net sales for the fiscal year ended June 30, 2001. We anticipate that in fiscal 2003 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party distributors, the business failure of any one of these distributors, and the resulting inability to collect outstanding licensing receivables, could have a material adverse effect on our financial condition.


Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this quarterly report, have concluded that as of the date of the evaluation, our disclosure controls and procedures were:

     (i) effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
     (ii) designed to ensure that material information relating to us that is required to be disclosed by us in such reports is accumulated and communicated to the Certifying Officers by others within our company to allow timely decisions regarding disclosure.

(b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors, that could significantly affect our disclosure controls and procedures subsequent to their evaluation.

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

(b)  Reports on Form 8-K

On July 30, 2002, the Company filed a report on Form 8-K regarding a press release announcing its financial results for the fiscal year ended June 30, 2002.

On October 24, 2002, the Company filed a report on Form 8-K regarding a press release announcing its financial results for the first quarter of fiscal 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: November 14, 2002                     /s/  Gerald W. Klein
      -----------------                     --------------------
                                            Gerald W. Klein, President, Chief
                                            Executive Officer and Director


Date: November 14, 2002                     /s/ Thomas W. Murphy
      -----------------                     --------------------
                                            Thomas W. Murphy, Chief Financial
                                            Officer and Chief Accounting Officer

                                 CERTIFICATIONS

I, Gerald W. Klein, President and Chief Executive Officer, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of eGames, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect of the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other Certifying Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other Certifying Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other Certifying Officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ Gerald W. Klein
                                          Gerald W. Klein
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas W. Murphy, Chief Financial Officer and Chief Accounting Officer, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of eGames, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect of the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other Certifying Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other Certifying Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other Certifying Officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                          /s/ Thomas W. Murphy
                                          Thomas W. Murphy
                                          Chief Financial Officer and Chief
                                          Accounting Officer

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
Gerald W. Klein
President and Chief Executive Officer
November 14, 2002

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
Thomas W. Murphy
Chief Financial Officer and Chief Accounting Officer
November 14, 2002