Form 10QSB
period 2002-12-31
EGAMES INC
filed 2003-02-13
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2002

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of common stock, no par value per share, as of February 13, 2003.

Transitional Small Business Disclosure Format (check one): Yes (  )    No ( X )

                                      INDEX

                                                                           Page
                                                                           ----
Part I.        Financial Information

Item 1.        Financial Statements:

               Balance Sheet as of December 31, 2002......................   3

               Statements of Operations for the three months and six
                   months ended December 31, 2002 and 2001 ................  4

               Statements of Cash Flows for the six months
                   ended December 31, 2002 and 2001.......................   5

               Notes to Financial Statements..............................   6

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ...................  14

               Risk Factors...............................................  29

Item 3.        Controls and Procedures....................................  34

Part II        Other Information

Item 4.        Submission of Matters to a Vote of Security Holders........  35

Item 6.        Exhibits and Reports on Form 8-K...........................  35

Exhibit Index  ...........................................................  35

Signatures     ...........................................................  36

Certifications ...........................................................  37

Exhibits       ...........................................................  39

Item 1.  Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                      As of
                                                                   December 31,
ASSETS                                                                 2002
------                                                             ------------
Current assets:
  Cash and cash equivalents                                        $    643,850
  Accounts receivable, net of allowances totaling $1,092,933          1,239,172
  Inventory                                                             597,811
  Prepaid and other expenses                                             55,392
                                                                   ------------
        Total current assets                                          2,536,225

Furniture and equipment, net                                             37,571
                                                                   ------------
        Total assets                                               $  2,573,796
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Note payable                                                     $     23,028
  Accounts payable                                                      628,756
  Bank debt                                                             420,000
  Accrued expenses                                                      685,397
                                                                   ------------
        Total current liabilities                                     1,757,181

                                                                   ------------
        Total liabilities                                             1,757,181

Stockholders' equity:
  Common stock, no par value (40,000,000 shares authorized;
        10,221,237 issued and 9,989,337 outstanding)                  9,179,827
  Additional paid-in capital                                          1,251,548
  Accumulated deficit                                                (9,113,343)
  Treasury stock, at cost - 231,900 shares                             (501,417)
                                                                   ------------
        Total stockholders' equity                                      816,615
                                                                   ------------
        Total liabilities and stockholders' equity                 $  2,573,796
                                                                   ============




                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                           Three months ended             Six months ended
                                               December 31,                  December 31,
                                        -------------------------   -------------------------

                                           2002          2001           2002          2001
                                        -----------   -----------   -----------   -----------
Net sales                               $ 1,945,817   $ 2,705,273   $ 3,804,973   $ 4,261,441

Cost of sales                               741,291     1,376,155     1,621,094     2,333,974
                                        -----------   -----------   -----------   -----------

Gross profit                              1,204,526     1,329,118     2,183,879     1,927,467

Operating expenses:
  Product development                       101,941        90,475       204,747       220,572
  Selling, general and administrative       648,810       715,327     1,294,102     1,535,270
                                        -----------   -----------   -----------   -----------

     Total operating expenses               750,751       805,802     1,498,849     1,755,842
                                        -----------   -----------   -----------   -----------

Operating income                            453,775       523,316       685,030       171,625

Interest expense, net                        11,688        42,392        30,162        72,743
                                        -----------   -----------   -----------   -----------

Income before income taxes                  442,087       480,924       654,868        98,882

Provision for income taxes                    - 0 -         - 0 -         - 0 -           800
                                        -----------   -----------   -----------   -----------

Net income                              $   442,087   $   480,924   $   654,868   $    98,082
                                        ===========   ===========   ===========   ===========


Net income per common share:
     - Basic                            $      0.04   $      0.05   $      0.07   $      0.01
                                        ===========   ===========   ===========   ===========
     - Diluted                          $      0.04   $      0.05   $      0.06   $      0.01
                                        ===========   ===========   ===========   ===========

Weighted average common shares
outstanding - Basic                       9,989,337     9,989,337     9,989,337     9,989,337

Dilutive effect of common stock
equivalents                                 535,797         - 0 -       428,102         - 0 -
                                        -----------   -----------   -----------   -----------
Weighted average common shares
outstanding - Diluted                    10,525,134     9,989,337    10,417,439     9,989,337
                                        ===========   ===========   ===========   ===========


                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Six months ended
                                                                         December 31,
                                                                  --------------------------
                                                                     2002            2001
                                                                  -----------    -----------
Cash flows from operating activities:
  Net income                                                      $   654,868    $    98,082
  Adjustment to reconcile net income to net cash
       provided by operating activities:
  Depreciation, amortization and other non-cash items                  84,552         73,527
  Provisions for product returns, price markdowns,
       bad debts and inventory obsolescence                           718,191        801,589
  Sell-through of prior year's customer advance payments                - 0 -       (339,913)
  Changes in items affecting operations:
       Restricted cash                                                  - 0 -         30,000
       Accounts receivable                                         (1,107,187)      (821,459)
       Prepaid and other expenses                                      55,673        (82,372)
       Inventory                                                     (161,524)     1,141,778
       Accounts payable                                               295,673     (1,023,964)
       Customer advance payments                                        - 0 -       (124,488)
       Accrued expenses                                              (138,856)     1,096,851
                                                                  -----------    -----------
Net cash provided by operating activities                             401,390        849,631
                                                                  -----------    -----------
Cash flows from investing activities:
  Purchases of furniture and equipment                                 (3,427)       (20,009)
  Purchases of other assets                                              (700)        (1,375)
                                                                  -----------    -----------
Net cash used in investing activities                                  (4,127)       (21,384)
                                                                  -----------    -----------
Cash flows from financing activities:
  Proceeds from credit facility/bank debt                               - 0 -        280,000
  Repayments of credit facility/bank debt                            (420,000)      (240,000)
  Proceeds from note receivable                                         - 0 -         60,000
  Repayments of trade notes payable                                     - 0 -       (197,980)
  Repayments of note payable                                          (33,522)       (30,736)
  Repayments of capital lease obligations                               - 0 -        (90,184)
                                                                  -----------    -----------
Net cash used in financing activities                                (453,522)      (218,900)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  (56,259)       609,347

Cash and cash equivalents:
  Beginning of period                                                 700,109         25,737
                                                                  -----------    -----------
   End of period                                                  $   643,850    $   635,084
                                                                  ===========    ===========

Supplemental cash flow information:

  Cash paid for interest                                          $    31,321    $    74,702
                                                                  ===========    ===========

Non cash investing and financing activities:

  Conversion of selected accounts payable to trade notes payable  $     - 0 -    $   484,080
                                                                  ===========    ===========


                 See accompanying notes to financial statements.

                                  eGames, Inc.

                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. is a Pennsylvania corporation incorporated in July 1992 that develops, publishes, markets and sells primarily value-priced consumer entertainment PC software games. Our product line enables us to serve customers who are seeking a broad range of high-quality, value-priced PC software, distributed on CD-ROM media and also electronically via the Internet. In North America, our products are usually distributed through third-party distributors on a non-exclusive basis who service mass-merchant retailers, in addition to direct relationships that we have with certain specialty and PC software retailers. In territories outside North America our products are distributed through third-party distributors that license our PC software content for their own manufacture and distribution within specific geographic territories.

Liquidity

As of December 31, 2002, we had stockholders' equity of $817,000 and working capital of $779,000. For the three and six months ended December 31, 2002, we earned net income of $442,000 and $655,000, respectively. Additionally, as of December 31, 2002, we had a cash balance of $644,000 representing a $56,000 decrease in cash for the first six months of fiscal 2003.

Since the first quarter of fiscal 2002, we have not had access to a credit facility, and have been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to achieve and maintain positive cash flow is essential to our survival as a going concern. Our ability to do this depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, the development and sell-through of our products to consumers, and the costs of developing, producing and marketing such products. We believe that our projected cash and working capital balances may be sufficient to fund our operations through June 30, 2003, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time and beyond. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; and maintaining an acceptable speed of our receivable collections from customers. Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our current products to consumers, and the growth of the consumer entertainment PC software market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns and a lack of customer replenishment orders for these products, which could severely reduce the accounts receivable that we would be able to collect from such retailers or distributors of our products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.

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

Fair Value of Financial Instruments

The recorded amounts of accounts receivable and accounts payable at December 31, 2002 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. Our debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

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

Intangible Assets

As of December 31, 2002, we had intangible assets totaling $742,000, which costs have been fully amortized. These assets resulted primarily from the purchase of software rights, and their expense is amortized, on a straight-line basis, over no more than a three-year period. For the three and six months ended December 31, 2002, we recorded $1,000 in amortization expense, compared to $5,000 and $10,000 for the three and six months ended December 31, 2001, respectively.

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

We recognize product sales to these customers who traditionally have sold consumer entertainment PC software products, in accordance with the criteria of SFAS No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay us, title of the product transfers to the buyer, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the product returns and price markdowns can be reasonably estimated at the time of sale. While we have no other obligations to perform future services subsequent to shipment, we provide telephone customer support as an accommodation to purchasers of our products and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

We recognize revenues for product shipments to drug store retailers and distributors, who have not traditionally sold consumer entertainment PC software products, when our products actually sell through to the end consumer at these retail locations and not at the time we ship our products to these drug store retailers or distributors, or when the right of return no longer exists for product shipments to a drug store retailer or distributor. During fiscal 2002, we transitioned our prior direct distribution relationships with drug store retailers to a licensing relationship with a third-party distributor, United American Video ("UAV"), which assumes the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to these drug store retailers. We recognize licensing revenues, which are reflected in net sales, based upon contractual royalty rates applied to the licensees' net sales of our software titles during the reporting period.

Provision for Product Returns and Price Markdowns:
--------------------------------------------------
We currently distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain specialty and PC software retailers, which retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. The provision for anticipated product returns and price markdowns is based upon, among other factors, our analysis of: historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, and outstanding return material authorizations. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected within our balance sheet.

During the three months ended December 31, 2002 and 2001, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $354,000 and $350,000, respectively, or 16% and 20% of related gross product shipments, respectively.

During the six months ended December 31, 2002 and 2001, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $670,000 and $525,000, respectively, or 15% and 18% of related gross product shipments, respectively.

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

Marketing, Sales Incentive and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising fees and display costs, are charged to expense as incurred or when shipped to a customer. These costs were $18,000 and $147,000 for the three months ended December 31, 2002 and 2001, respectively, and $37,000 and $234,000 for the six months ended December 31, 2002 and 2001, respectively.

Sales incentives, such as rebates and coupons, that we experience with retailers or consumers are recorded as reductions to net sales as incurred, and were $52,000 and $77,000 for the three months ended December 31, 2002 and 2001, respectively, and $62,000 and $174,000 for the six months ended December 31, 2002 and 2001, respectively.

Promotional costs, such as slotting fees required by certain retailers, are recorded as reductions to net sales on a straight-line basis over the contractual period. These costs were $48,000 and $11,000 for the three months ended December 31, 2002 and 2001, respectively, and $100,000 and $42,000 for the six months ended December 31, 2002 and 2001, respectively.

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

Computation of Net Income (Loss) per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents ("CSE's") outstanding during each period that we report net income. CSE's include stock options and warrants using the treasury stock method.

Accounting for Stock-Based Compensation

As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method for stock option grants made on or after that date. For stock option grants made prior to July 1, 2002, we recognized stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). We also applied the provisions of SFAS No. 123 for purposes of valuing and recording the effects of the common stock warrants issued to Fleet Bank during October 2001. For the three and six months ended December 31, 2002, we recorded $28,000 and $62,000, respectively, of stock-based compensation expense relating to both stock option grants and common stock warrants within the operating expense section of the Statements of Operations under "Selling, general and administrative".

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowances for inventory obsolescence, product returns, price markdowns and bad debts (from un-collectible accounts receivable), and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we recognize that actual results could differ from any of our estimates and such differences could have a negative or positive impact on future financial results.

New Accounting Pronouncements

During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts for prior periods reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the three months ended December 31, 2002 and 2001, these amounts were $48,000 and $11,000, respectively, and for the six months ended December 31, 2002 and 2001, these amounts were $100,000 and $42,000, respectively.

EITF Issue 00-25 was subsequently codified by EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". We do not expect any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

2.  Accounts Receivable, net

Accounts receivable consists of the following:

     Accounts receivable, gross                               $2,332,105
     Allowance for product returns                             (689,726)
     Allowance for price markdowns                             (326,209)
     Allowance for bad debts                                    (76,998)
                                                              ----------
     Accounts receivable, net                                 $1,239,172
                                                              ==========

3.  Inventory

Inventory consists of the following:

     Raw materials                                             $ 118,743
     Finished goods                                              438,199
     Product returns                                             125,606
                                                               ---------
                                                                 682,548
     Allowance for inventory obsolescence                        (84,737)
                                                               ---------
     Inventory                                                 $ 597,811
                                                               =========

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Retailer slotting fees                                   $   15,497
     Maintenance contracts                                        15,776
     Other expenses                                               24,119
                                                              ----------
     Prepaid and other expenses                               $   55,392
                                                              ==========

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Equipment                                                $  495,592
     Furniture                                                   404,657
                                                              ----------
                                                                 900,249
     Accumulated depreciation                                   (862,678)
                                                              ----------
     Furniture and equipment, net                             $   37,571
                                                              ==========

6.  Note Payable

     Note payable to bank, bearing interest at the prime
     rate plus 2.75% (7.00% at December 31, 2002).
     Matures on March 24, 2003, principal and interest
     payable monthly.  The note is guaranteed by a former
     officer of eGames, Inc. and the Small Business
     Administration.                                          $   23,028

     Less current portion                                        (23,028)
                                                              ----------

     Long term portion                                        $    - 0 -
                                                              ==========

7.  Bank Debt

Bank debt consists of the following:

     Principal amount owed to Fleet Bank at December 31, 2002
     under a term loan bearing interest at the prime rate plus
     3.00% (7.25% at December 31, 2002).  Matures on
     July 31, 2003, principal and interest payable monthly.   $  420,000

     Less current portion                                       (420,000)
                                                              ----------

     Long term portion                                        $    - 0 -
                                                              ==========

On July 23, 2001, Fleet Bank (the "Bank") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition at that time, the Bank would no longer continue to fund the $2,000,000 credit facility.

On November 2, 2001, we entered into an agreement with the Bank to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. The agreement also provided that, despite our defaults under the loan documents, the Bank would not enforce their rights and remedies under the loan documents as long as we remained in compliance with the terms of the agreement. The agreement provided that the remaining outstanding balance owed under the credit facility was to be repaid by July 31, 2003 in monthly installments, with interest at the prime rate plus three percent. On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on this term loan with the Bank, which is further discussed in Note 14 "Subsequent Event - Bank Debt".

8.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued payroll, bonus and vacation expenses             $  215,007
     Customers with credit balances                              132,349
     Accrued royalty fees                                         94,710
     Accrued marketing promotion costs                            85,867
     Accrued professional fees                                    48,476
     Other accrued expenses                                      108,988
                                                              ----------
     Accrued expenses                                         $  685,397
                                                              ==========

9.  Lease Obligations

As of June 30, 2002, we were leasing 11,000 square feet of office, development and warehouse space in Langhorne, Pennsylvania under an operating lease that was scheduled to expire on September 30, 2002. During December 2001, we executed a sublease agreement with a third-party for approximately 6,000 square feet of our operating facility space, in order to help improve cash flow and to more effectively realign resources. In conjunction with this sublease, we extended our operating lease for only the remaining 5,000 square feet of office space through September 2004. Additionally, we currently rent office equipment through various operating lease agreements and do not have any capital lease obligations outstanding. Net rent expense incurred under our operating leases was $20,000 and $29,000 for the three months ended December 31, 2002 and 2001, respectively, and $38,000 and $63,000 for the six months ended December 31, 2002 and 2001, respectively.

Our future payments for operating leases are as follows:


Period                                                          Amount
------------------------------------------------------------------------
Remaining six months of fiscal 2003                            $  31,000
Fiscal 2004                                                       63,000
Fiscal 2005                                                       29,000
Fiscal 2006                                                       19,000
Fiscal 2007 and thereafter                                        28,000
                                                               ---------
Total Lease Obligations                                       $  170,000
                                                              ==========

10. Dependence on Large Customer

We now rely primarily on a concentrated group of large customers, due to the decision, during fiscal 2002, to cease distributing our products directly to drug store retailers and refocus our efforts on distributing products to mass-merchant retailers that have traditionally sold value-priced consumer entertainment PC software. The majority of our current sales are to mass-merchant retailers, and distributors serving such retailers, and in particular to Infogrames, Inc. ("Infogrames"). Infogrames is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart, Target and Best Buy, among others. In the event we lose our distribution capability through Infogrames, it would significantly harm eGames' financial condition and our ability to continue as a going concern. During the three months ended December 31, 2002 and 2001, Infogrames accounted for $1,066,000 and $836,000, respectively, in net sales, or 55% and 31% of net sales, respectively. During the six months ended December 31, 2002 and 2001, Infogrames represented $2,058,000 and $1,192,000, respectively, in net sales, or 54% and 28% of net sales.

11. Commitments and Contingencies

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Royalty expense under such agreements, which is recorded in cost of sales, was $231,000 and $312,000 for the three months ended December 31, 2002 and 2001, respectively, and $455,000 for both of the six month periods ended December 31, 2002 and 2001, respectively.

We finance our Directors and Officers Liability and Employment Practice Liability insurance policies with a third-party financing company. We record this expense monthly on a straight-line basis over the period covered by the relevant insurance policies. During the three months ended December 31, 2002 and 2001, we recorded $36,000 and $25,000 in related insurance expense and made related payments of $44,000 and $27,000, respectively. During the six months ended December 31, 2002 and 2001, we recorded $69,000 and $47,000 in related insurance expense and made related payments of $130,000 and $54,000, respectively. On August 1, 2002, we obtained one-year replacement policies for this insurance coverage for a total cost of $145,000 (premium cost of $143,000 plus interest cost of $2,000). As of December 31, 2002, our remaining obligation under this financing arrangement was $15,000.

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. We match 50% of each dollar contributed by all participants. Our matching contribution to this plan was $8,000 for both of the three-month periods ended December 31, 2002 and 2001. During the six months ended December 31, 2002 and 2001, our matching contributions were $22,000 and $23,000 respectively. Our matching contributions vest in fifty percent increments over a two-year period, beginning on the first day of an individual's employment.

As a result of an agreement with the third-party to which we sold our United Kingdom subsidiary in May 2001, we are obligated to purchase 50,000 units of consumer entertainment PC software from this third party during fiscal 2003 and 2004, at a delivered cost of $1.50 per unit, for a total annual commitment of $75,000 during each of those fiscal years. As of December 31, 2002, we had not purchased any of this fiscal year's annual commitment.

12. Major Customers, International Sales, Worldwide Licensing Revenues and Internet Sales

During the three months ended December 31, 2002, two major customers, Infogrames and CompUSA, accounted for 55% and 11%, respectively, of net sales, compared to the three months ended December 31, 2001, when three major customers, Infogrames, Walgreen Company and Rite Aid Corporation, accounted for 31%, 22% and 11% of net sales, respectively. During the six months ended December 31, 2002, one major customer, Infogrames, accounted for 54% of net sales, compared to the six months ended December 31, 2001, when two major customers, Infogrames and Walgreen Company, accounted for 28% and 22% of net sales, respectively.

International net sales, including both licensing revenues and product net sales, represented 6% of net sales for the three months ended December 31, 2002 and 2001. For the six months ended December 31, 2002 and 2001, international net sales represented 5% and 6%, respectively, of net sales. For the three months ended December 31, 2002, licensing revenues comprised 98% of international net sales compared to 61% of international net sales during the same period a year ago, and for the six months ended December 31, 2002 and 2001, licensing revenues amounted to 97% of international net sales compared to 58% of international net sales during the prior year comparable period.

Worldwide licensing revenues represented 8% and 4%, respectively, of net sales for the three months ended December 31, 2002 and 2001, and accounted for 7% and 4%, respectively, of net sales for the six months ended December 31, 2002 and 2001.

Internet sales accounted for 3% of net sales for the three months ended December 31, 2002 and 2001, and also represented 3% of net sales during the six months ended December 31, 2002 and 2001.

13. Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about an enterprise's operating segments and related disclosures about our products, geographic areas and major customers. Based on our organizational structure, we operate in only one geographic and one reportable segment, which is "publishing consumer entertainment PC software products".

14. Subsequent Event - Bank Debt:

On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on our term loan ("Bank Debt") with the Bank, together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement. Additionally on January 16, 2003, we redeemed from the Bank the warrant associated with the forbearance agreement for $50,000. This $50,000 payment represented a $5,000 increase over the original $45,000 value previously recorded and accordingly this $5,000 in additional value was expensed during the three months ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding:

     - our anticipated provisions for product returns and price markdowns continuing to compare favorably to prior year rates;
     - our anticipated sell-through rates for new higher price point products;
     - our expected provision for product returns and price markdowns for customers that have traditionally sold consumer PC software products;
     - the expectation that the majority of our product sales for the foreseeable future will be through third-party distributors, as opposed to direct-to-store retail distribution;
     - the expected percentage of net sales to Infogrames for the remainder of fiscal 2003;
     - the expected percentage of net revenues that worldwide licensing revenues will represent for the remainder of fiscal 2003;
     - the belief that the transition from direct distribution relationships with drug store retailers to a licensing agreement with United American Video (UAV) will result in higher gross profit margins;
     - the belief that for the remainder of fiscal 2003, the majority of our net sales generated at North American non-traditional software retail locations will be through the licensing agreement with UAV, which should cause net sales to North American non-traditional software customers to decrease significantly, on a comparative basis to prior year periods, but enable us to earn higher profit margins;
     - expected international sales for the remainder of fiscal 2003;
     - our expectation that international net product sales will represent less than 1% of net sales for the remainder of fiscal 2003;
     - the creation of programs designed to increase sales of our products via the Internet;
     - expected Internet sales for the remainder of fiscal 2003;
     - the belief that reclamation costs will remain at the reduced levels experienced to date in fiscal 2003 for the foreseeable future;
     - the expectation that royalty rates required by software developers will continue to increase for the foreseeable future;
     - the belief that our fiscal 2003 gross profit margin should range between 55% and 60%;
     - our expectation that marketing promotional expenses will continue to trend lower compared to prior year periods;
     - the expectation that there will be no significant change in the number of employees we employ during the remainder of fiscal 2003;
     - our anticipated equipment expenditures for the remainder of fiscal 2003;
     - our anticipated investing activities for the remainder of fiscal 2003;
     - our belief that projected cash and working capital balances may be sufficient to fund our operations through June 30, 2003;
     - the expectation that certain new accounting pronouncements will not have a significant impact on our results of operations, financial position or cash flows;
     - and other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense.

These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, as well as those factors discussed under "Risk Factors" at pages 29 to 34 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

     - the market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;
     - the continued successful business relationship between us and Infogrames, as one of our largest customers and the distributor to Wal-Mart, K-Mart, Target, and Best Buy, among others;
     - our ability to accurately estimate sell-through volume when products are shipped to, or received by, a customer that has traditionally sold consumer entertainment PC software;
     - the amount of unsold product that is returned to us by retail stores and distributors;
     - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
     - the successful sell-through of our new higher price point products, in all retail channels where they are sold;
     - the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant, specialty and PC software retailers;
     - the success of our distribution strategy, including the ability to continue to increase the distribution of our products into key North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
     - the allocation of shelf space for our products in major retail chain stores;
     - the ability of our international product distribution to earn a royalty and the ability of licensors to pay us such royalties;
     - our success in achieving additional cost savings and avoiding unforeseeable expenses for the remainder of fiscal 2003;
     - our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
     - the continued increase in the number of computers in homes in North America and the world;
     - the ability to deliver products in response to orders within a commercially acceptable time frame;
     - downward pricing pressure;
     - fluctuating costs of developing, producing and marketing our products;
     - our ability to license or develop quality content for our products;
     - the success of our efforts to increase website traffic and product sales over the Internet;
     - consumers' continued demand for value-priced consumer entertainment PC software;
     - increased competition in the value-priced software category;
     - and various other factors, many of which are beyond our control.

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

Revenue Recognition (Net Sales, Product Returns and Price Markdowns)

Significant management judgments and estimates must be made and used in order to determine when revenues can be recognized in any reporting period. Material differences may result in the amount and timing of our revenue for any period if management's judgments or estimates for product returns or price markdowns prove to be insufficient or excessive based upon actual results. These differences, if material, would significantly affect our operating results and financial condition.

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

The provision for anticipated product returns and price markdowns is based upon many factors, including our analysis of: historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, and outstanding return material authorizations. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected within our balance sheet.

During the three months ended December 31, 2002 and 2001, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $354,000 and $350,000, respectively, or 16% and 20% of related gross product shipments, respectively.

During the six months ended December 31, 2002 and 2001, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $670,000 and $525,000, respectively, or 15% and 18% of related gross product shipments, respectively. Based on recent trends of improved product sell through to consumers and tighter inventory controls by retailers and distributors, we anticipate our fiscal 2003 provisions for product returns and price markdowns to continue to decrease.

A factor that we will continue to closely monitor in establishing our provision for anticipated product returns and price markdowns will be the sell-through results of our higher price point products that were first introduced during the quarter ended September 30, 2002. The sale of such products, ranging in retail price points from $19.99 to $29.99, represents a departure from our typical value-priced product offering to the casual gamer that has historically been retail priced from $9.99 to $14.99, and accordingly represent a greater risk of requiring additional price markdowns if these products do not sell-through to consumers at anticipated rates. If both our new higher price point products and our typical value-priced products sell through to consumers at anticipated rates, we expect our provision for product returns and price markdowns for customers that have traditionally sold consumer PC software products to range from 15% to 20%, as a percentage of related gross product shipments, for the remainder of fiscal 2003.

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

We recognize revenues for product shipments to customers that have not traditionally sold consumer entertainment PC software products (primarily drug store retailers and distributors) when our products actually sell through to the end consumer at these retail locations and not at the time we ship our products to these drug store retailers or distributors, or when the right of return no longer exists for product shipments to a drug store retailer or distributor. During fiscal 2002, we transitioned our direct distribution relationships with drug store retailers to a licensing relationship with a third-party distributor, United American Video ("UAV"), which assumes the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to these drug store retailers. We recognize licensing revenues, which are reflected in net sales, based upon contractual royalty rates applied to the licenses' net sales of our software titles during the reporting period.

Inventory Valuation

Our accounting policy for inventory valuation requires management to make estimates and assumptions as to the recoverability of the carrying value of our inventory that affect the reported value of inventory and cost of sales for any reporting period. Differences may result in the valuation of our inventory at the close of any reporting period and the amount reflected as cost of sales during any reporting period, if management's judgments or estimates with respect to provisions for the potential impairment of inventory value prove to be insufficient or excessive based upon actual results. These differences, if material, would significantly affect our operating results and financial condition.

We are exposed to product obsolescence due to the relatively short product life cycles (averaging six to twenty-four months) of our consumer entertainment PC software products. From time to time, our competitors may introduce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products, which would require us to write-down the value of such inventory. Additionally, from time to time, we have been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements with third-party software developers for product content may also expire before such inventory has been sold. Although we attempt to accurately match production requirements of our products to forecasted consumer demand, we may from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product, causing us to liquidate these excess quantities of remaining inventory at close out prices to customers below the carrying costs net of our provision for obsolescence. The adequacy of our provision for inventory obsolescence is reviewed at the close of each reporting period, and any adjustments (positive or negative) are recorded when deemed necessary.

Results of Operations

Three Months ended December 31, 2002 and 2001

Net Sales
---------
For the three months ended December 31, 2002, net sales decreased by $759,000, or 28%, to $1,946,000 compared to $2,705,000 for the same quarter a year earlier. The $759,000 decrease in net sales resulted from a $1,195,000 net product sales decrease to North American non-traditional software customers, and a $62,000 decrease in net product sales to international customers, which decreases were partially offset by a $456,000 increase in net product sales to North American traditional software customers and a $42,000 increase in worldwide licensing revenues.

The following tables represent our net sales by distribution channel and by major customer for the three months ended December 31, 2002 and 2001, respectively:

                                Net Sales by Distribution Channel

                                                                  Three Months ended
                                                       -----------------------------------------
                                                       December 31,    December 31,    Increase
Channel                                                    2002           2001        (Decrease)
------------------------------------------------------------------------------------------------
North American traditional net product sales           $ 1,798,000     $ 1,342,000     $ 456,000
North American non-traditional net product sales             1,000       1,196,000    (1,195,000)
International net product sales                              2,000          64,000       (62,000)
Worldwide licensing revenues                               145,000         103,000        42,000
------------------------------------------------------------------------------------------------
Totals                                                 $ 1,946,000     $ 2,705,000    ($ 759,000)
                                                       ===========     ===========    ==========


                                Net Sales by Major Customer

                                                                  Three Months ended
                                                       -----------------------------------------
                                                       December 31,    December 31,    Increase
Customer                                                   2002           2001        (Decrease)
------------------------------------------------------------------------------------------------
Infogrames, Inc.                                       $ 1,066,000       $ 836,000     $ 230,000
CompUSA                                                    210,000          54,000       156,000
Walgreen Company                                             - 0 -         582,000      (582,000)
Rite Aid Corporation                                         - 0 -         297,000      (297,000)
Various inventory liquidation customers                     68,000          83,000       (15,000)
All other customers                                        602,000         853,000      (251,000)
------------------------------------------------------------------------------------------------
Totals                                                 $ 1,946,000     $ 2,705,000    ($ 759,000)
                                                       ===========     ===========    ===========

The $456,000 net product sales increase to North American traditional software customers resulted primarily from net sales increases to Infogrames and CompUSA of $230,000 and $156,000, respectively. During the three months ended December 31 2002, we were able to increase, compared to the same period a year ago, the number of retail facings (designated positions for our software titles within a retailer's shelf space) at mass-merchant and specialty retailers such as Wal-Mart, K-Mart, Target and Best Buy, as well as PC software retailers like CompUSA. Product distribution to these customers, which have historically been successful in merchandising consumer entertainment PC software, improved as a result of our increased sales focus on these retailers combined with previous product sell-through results.

For the three months ended December 31, 2002, net product sales to North American third-party distributors represented 71% of net sales, compared to 39% of net sales during the same period a year ago. For the foreseeable future, we expect to continue selling the majority of our products through third-party distributors, such as Infogrames, as opposed to direct-to-store distribution to retailers, which usually include higher order fulfillment costs related to EDI order processing and other additional costs associated with direct-to-store shipments. In addition, many mass-market retailers such as Wal-Mart will not purchase PC software products directly from us, and require us to distribute our products through one of their approved distributors (such as Infogrames).

During the three months ended December 31, 2002, two major customers, Infogrames and CompUSA, accounted for 55% and 11%, respectively, of net sales, compared to the three months ended December 31, 2001, when three major customers, Infogrames, Walgreen Company and Rite Aid Corporation, accounted for 31%, 22% and 11% of net sales, respectively. For the remainder of fiscal 2003, we anticipate net product sales to Infogrames will continue to represent greater than 50% of our net sales.

The $1,195,000 net product sales decrease to North American non-traditional software customers resulted primarily from net sales decreases to the Walgreen Company and Rite Aid Corporation of $582,000 and $297,000, respectively. During the three months ended December 31, 2002, we did not recognize any revenue attributable to either of these two drug store retailers. This resulted from our decision in fiscal 2002 to stop distributing products directly to these retailers in our attempt to focus on higher margin sales to retailers having a history of successfully merchandising value-priced consumer entertainment PC software. During the three months ended December 31, 2001, we recognized revenue attributable to these two drug store retailers based upon reported product sell-through results to consumers at these retailers' store locations.

During the fourth quarter of fiscal 2002, we transitioned our direct distribution relationships with drug store retailers to a higher-margin licensing agreement with United American Video ("UAV"). Through this agreement, we earn licensing revenues based on contractual royalty rates applied to UAV's net sales during each reporting period from product shipments of eGames software titles that UAV has manufactured. UAV incurs all production, sales, distribution and fulfillment costs related to the sales of eGames software titles to these retailers. During the three months ended December 31, 2001, we recognized $249,000 in net product sales relating to shipments of physical products to UAV, which amount is reflected within net product sales to North American non-traditional software customers for that period. During fiscal 2003, we anticipate that the majority of our net sales generated at North American non-traditional software retail locations will be through our licensing agreement with UAV. We believe that this relationship will continue to cause our net sales to North American non-traditional software customers to decrease significantly, on a comparative basis to prior year periods, but should enable us to earn higher profit margins on these licensing revenues compared to our historically low margins on product sales to drug store retailers, as long as UAV continues to successfully sell our products and pay the royalties due on such sales within the terms of the licensing agreement.

The $62,000 decrease in international net product sales resulted from our transition to higher margin licensing distribution agreements covering non-North American territories from lower margin physical product distribution agreements within these markets. As a result, our international net product sales represented less than 1% of net sales for the three months ended December 31, 2002 compared to 2% of net sales during the three months ended December 31, 2001. For the remainder of fiscal 2003, we anticipate that international net product sales will represent less than 1% of net sales.

The $42,000 increase in worldwide licensing revenues was comprised of a $51,000 revenue increase associated with our primary North American licensee, (UAV), and our German licensee, (Rondomedia), who have both achieved favorable sales growth in their respective markets. This increase was partially offset by a $9,000 decrease in licensing revenues related to all other covered territories, and in particular in the United Kingdom and other European territories. During the three months ended December 31, 2002, worldwide licensing revenues accounted for 8% of net sales compared to 4% of net sales for the comparable quarter a year ago. Based on current trends, and in particular the anticipated continued decrease in licensing revenues from product sales in the United Kingdom and other key territories, we expect worldwide licensing revenues to represent from 5% to 7% of net sales for the remainder of fiscal 2003.

During fiscal 2003, we have continued supporting various programs designed to increase net sales of our products over the Internet, including: improving our electronic distribution capabilities by further developing our affiliation with Digital River, a leading distributor of digital software over the Internet and certain of their promotional customers; continuously updating and improving our websites; and adding an on-line registration feature to our retail products, which is designed to increase our database of registered users who are interested in receiving promotional offers about our products and drive additional consumer traffic to our website. Internet net sales accounted for 3% of net sales for the three months ended December 31, 2002 and 2001, and we anticipate this percentage remaining relatively constant for the remainder of fiscal 2003.

Cost of Sales
-------------
Cost of sales for the three months ended December 31, 2002 were $741,000 compared to $1,376,000 for the three months ended December 31, 2001, representing a decrease of $635,000 or 46%. This cost of sales decrease was caused by decreases of:

     o   $340,000 in product costs,
     o   $99,000 in reclamation costs associated with product returns,
     o   $80,000 in royalty costs,
     o   $47,000 in provision for inventory obsolescence,
     o   $38,000 in freight costs, and
     o   $31,000 in other cost of sales.

The $340,000 decrease in product costs was caused primarily by the overall net sales decrease from the prior year period. Product costs also decreased because we discontinued distributing low margin third-party software products to drug store retailers that had required these titles to be part of promotional displays also containing our software products.

The $99,000 decrease in reclamation costs, (processing costs charged by drug store retailers and third-party warehouse vendors when products are returned to
us), resulted from our decision to discontinue distributing software products to drug store retailers with whom we had previously experienced high product return rates. We believe that reclamation costs will remain at these reduced levels for the foreseeable future as we continue to focus on distributing our products to traditional software retailers and distributors, from whom we continue to experience lower product return rates.

The $80,000 decrease in royalty costs was caused by the decrease in net sales, which was partially offset by a slightly higher average royalty rate associated with net sales of newly acquired titles. We anticipate royalty rates for new products to continue rising for the foreseeable future as competition for a limited amount of quality content continues to increase.

The $47,000 decrease in the provision for inventory obsolescence also resulted from our decision to discontinue distributing software products to drug store retailers. During fiscal 2002, our products did not sell through to consumers at drug store retailers at the rates we had anticipated. Much of the product costs associated with products returned from these drug store retailers had to be scrapped due to the short product life cycle of this inventory combined with the extended period of time it took these retailers to return products to us. During fiscal 2003, we have not experienced the same high level of inventory obsolescence that occurred in fiscal 2002. We believe the primary reason for this cost improvement is our focus on increasing product distribution to traditional software retailers and distributors servicing such retailers, where our products remain on the retailers' store shelves longer and product sell-through results to consumers have historically been better than we experienced with drug store retailers. Additionally during fiscal 2003, in order to reduce working capital requirements and to conserve cash, we have maintained tighter inventory levels (reduced number of active titles and reduced on hand quantities per title), which has also reduced the potential for overproducing inventory stock that would possibly have to be scrapped.

The $38,000 decrease in freight costs was due to the overall reduction in product shipments combined with product shipments now being made to a more concentrated group of retail and distribution customer locations. Additionally, fiscal 2003 freight costs continue to benefit from the reduction in product returns largely attributable to our fiscal 2002 decision to discontinue distributing software products to drug store retailers.

The $31,000 decrease in other cost of sales related primarily to the reduction in stickering, assembling and handling costs associated with our discontinued product distribution to drug store retailers.

Gross Profit Margin
-------------------
Our gross profit margin for three months ended December 31, 2002 increased to 61.9% of net sales from 49.1% of net sales for three months ended December 31, 2001. This 12.8% increase in gross profit margin was caused by cost decreases, as a percentage of net sales, as follows:

     o   6.7%  in product costs,
     o   3.6%  in reclamation costs associated with product returns,
     o   1.8%  in provision for inventory obsolescence,
     o   0.6%  in freight costs, and
     o   0.5%  in other cost of sales.

These costs decreases were partially offset by a 0.4% increase, as a percentage of net sales, in royalty costs due to higher royalty rates being paid to software developers on newly released titles.

In particular, the 6.7% decrease in product costs, as a percentage of net sales, was caused by:

     o Increased distribution of higher-priced consumer entertainment PC gaming software titles,
     o Discontinuation of low margin sales of third-party publisher software titles to drug store customers, and
     o Decreased low margin inventory liquidation sales of end-of-lifecycle software products.

The reasons for the percentage of net sales decreases in reclamation, freight, inventory obsolescence and other cost of sales, and the increase in royalty costs are discussed under "Cost of Sales," above.

Our gross profit margin continued to benefit from our decision to discontinue distributing products directly to drug store retailers. Based on our business model of servicing, primarily through third-party distributors, a more concentrated group of mass-merchant, specialty and PC software retailers, and assuming that our existing overall product sell-through to consumers and product return rates from customers remain at current levels, we believe that our fiscal 2003 gross profit margin should range between 55% to 60%. Factors continuing to potentially impact our fiscal 2003 gross profit margin are, among other things:

     o   Controlling the manufacturing and distribution costs of our titles,
     o   Consumer acceptance of our higher-priced PC game software titles,
     o Third-party licensees' success in distributing our titles to international customers and drug store retailers,
     o Establishing successful titles at higher retail price points to compensate for developer royalty rate increases,
     o Inventory liquidation sales yielding below normal profit margins needed to support cash requirements, and
     o Price markdowns and other consumer and retailer incentives to improve product sell-through to consumers.

Operating Expenses
------------------
Product development expenses for the three months ended December 31, 2002 were $102,000 compared to $90,000 for the three months ended December 31, 2001, an increase of $12,000 or 13%. This $12,000 cost increase resulted from a $16,000 increase in the employee bonus accrual, which was partially offset by $4,000 in other cost savings continuing to be achieved as a result of last year's liquidity initiatives.

Selling, general and administrative expenses for the three months ended December 31, 2002 were $649,000 compared to $715,000 for three months ended December 31, 2001, a decrease of $66,000 or 9%. As a result of various cost saving initiatives we implemented during fiscal 2002, we continue to achieve cost savings in various categories, the primary ones being:

     o   $129,000  in marketing promotional expenses,
     o   $30,000   in cash discount expense,
     o   $16,000   in legal and accounting expenses, and
     o   $7,000    in other selling, general and administrative expenses.

These cost decreases were partially offset by cost increases of:

     o   $88,000   in salary related costs, and
     o   $28,000   in stock compensation expense related to the valuation of
                   stock options and warrants.

The $129,000 decrease in marketing promotional expenses resulted primarily from our decision to discontinue distributing software products directly to drug store retailers. Previously, we had incurred significant merchandising, display and other promotional costs in order to support our Store-in-a-Store distribution strategy with drug store retailers. For the remainder of fiscal 2003, we anticipate that our marketing promotional expenses will continue to trend lower compared to prior year periods.

The $30,000 decrease in cash discount expense was caused by us not continuing to experience the 2% to 3% in cash discounts required by drug store retailers associated with their receivable payments.

The $16,000 decrease in legal and accounting expenses resulted from reduced litigation issues and decreased accounting fees compared to the prior year period.

The $88,000 increase in salary related costs resulted from increases in employee bonus, independent representative commissions and other costs of $66,000, $19,000 and $3,000, respectively. We believe that we have now structured our employee workforce to a level that most effectively supports our projected operations for the foreseeable future, and we do not anticipate a significant change in the number of employees during the remainder of fiscal 2003.

The $28,000 increase in stock compensation expense related to the monthly straight-line expensing over the vesting periods of the value assigned to both the warrant issued to Fleet Bank during fiscal 2002, and to the stock options granted to employees during the first quarter of fiscal 2003. As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date.

Interest Expense, Net
---------------------
Net interest expense for the three months ended December 31, 2002 was $12,000 compared to $42,000 for the three months ended December 31, 2001, a decrease of $30,000. This $30,000 decrease was due to the decrease in the average outstanding balance of our bank debt, carrying a floating interest rate of prime plus 3%, in addition to the decrease in the average prime rate being charged during the current period on a comparative basis.

Provision for Income Taxes
--------------------------
We had no provision for income taxes for the three months ended December 31, 2002 and 2001. We did not record any provision for income taxes due to the anticipated utilization of net operating loss carry-forwards from prior periods.

Net Income
----------
As a result of the factors discussed above, our net income for the three months ended December 31, 2002 was $442,000 compared to a $481,000 for the same period a year earlier, a decrease in net income of $39,000.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 535,797 for the three months ended December 31, 2002 to 10,525,134 from 9,989,337 for the three months ended December 31, 2001. The current period's increase in the diluted basis calculation of weighted average common shares resulted from additional common stock equivalents ("CSE's"), compared to the same period last year. The diluted basis calculation for the three months ended December 31, 2001, excluded common stock equivalents due to their anti-dilutive impact caused by no CSE's being "in the money" or having an exercise price less than the average price of the Company's stock during that period.

Results of Operations

Six Months ended December 31, 2002 and 2001

Net Sales
---------
For the six months ended December 31, 2002, net sales decreased by $456,000, or 11%, to $3,805,000 compared to $4,261,000 for the same period a year ago. The $456,000 decrease in net sales resulted from a $1,684,000 net product sales decrease to North American non-traditional software customers, and a $105,000 decrease in net product sales to international customers, which decreases were partially offset by a $1,244,000 increase in net product sales to North American traditional software customers and an $89,000 increase in worldwide licensing revenues. Additionally, net sales benefited by $81,000 from agreements entered into during the six months ended December 31, 2002 with two customers to finalize their respective sales return allowances.

The following tables represent our net sales by distribution channel and by major customer for the six months ended December 31, 2002 and 2001, respectively:

                                Net Sales by Distribution Channel

                                                                    Six Months ended
                                                       -----------------------------------------
                                                       December 31,    December 31,    Increase
Channel                                                    2002           2001        (Decrease)
------------------------------------------------------------------------------------------------
North American traditional net product sales           $ 3,476,000     $ 2,232,000   $ 1,244,000
North American non-traditional net product sales            73,000       1,757,000    (1,684,000)
International net product sales                              5,000         110,000      (105,000)
Worldwide licensing revenues                               251,000         162,000        89,000
------------------------------------------------------------------------------------------------
Totals                                                 $ 3,805,000     $ 4,261,000   ($ 456,000)
                                                       ===========     ===========   ===========


                                Net Sales by Major Customer

                                                                    Six Months ended
                                                       -----------------------------------------
                                                       December 31,    December 31,    Increase
Customer                                                   2002           2001        (Decrease)
------------------------------------------------------------------------------------------------
Infogrames, Inc.                                       $ 2,058,000     $ 1,192,000     $ 866,000
CompUSA                                                    277,000          57,000       220,000
Walgreen Company                                             - 0 -         954,000      (954,000)
Rite Aid Corporation                                         - 0 -         397,000      (397,000)
Various inventory liquidation customers                    301,000         413,000      (112,000)
All other customers                                      1,169,000       1,248,000       (79,000)
------------------------------------------------------------------------------------------------
Totals                                                 $ 3,805,000     $ 4,261,000    ($ 456,000)
                                                       ===========     ===========    ==========

The $1,244,000 net product sales increase to North American traditional software customers resulted primarily from net sales increases to Infogrames and CompUSA of $866,000 and $220,000, respectively. During the six months ended December 31 2002, we continued to increase, compared to the same period a year ago, our product distribution at certain mass-merchant and specialty retailers such as Wal-Mart, K-Mart, Target and Best Buy, as well as PC software retailers like CompUSA. Partially offsetting the net sales increase to traditional software customers during this period was the $112,000 decrease in net sales of end-of-lifecycle products to various inventory liquidation customers compared to the same period a year earlier.

For the six months ended December 31, 2002, net product sales to North American third-party distributors represented 70% of net sales, compared to 45% of net sales during the same period a year earlier. For the foreseeable future, we expect to continue selling the majority of our products through third-party distributors, such as Infogrames, as opposed to direct-to-store distribution to retailers, which usually include higher order fulfillment costs.

During the six months ended December 31, 2002, one major customer, Infogrames, accounted for 54% of net sales, compared to the six months ended December 31, 2001, when two major customers, Infogrames and Walgreen Company, accounted for 28% and 22% of net sales, respectively. For the remainder of fiscal 2003, we anticipate that net product sales to Infogrames will continue to represent greater than 50% of our net sales.

The $1,684,000 net product sales decrease to North American non-traditional software customers resulted primarily from net sales decreases to the Walgreen Company and Rite Aid Corporation of $954,000 and $397,000, respectively. During the six months ended December 31, 2002, we did not recognize any revenue attributable to either of these two drug store retailers. This resulted from our decision in fiscal 2002 to stop distributing products directly to these retailers in our attempt to focus on higher margin sales to retailers having a history of successfully merchandising value-priced consumer entertainment PC software. During the six months ended December 31, 2001, we recognized revenue attributable to these two drug store retailers based upon reported product sell-through results to consumers at these retailers' store locations.

During the fourth quarter of fiscal 2002, we transitioned our prior direct distribution relationships with drug store retailers to a higher-margin licensing agreement with UAV. Through this agreement, we earn licensing revenues based on contractual royalty rates applied to UAV's net sales during a reporting period from product shipments of eGames software titles that UAV has manufactured. During the six months ended December 31, 2001, we recognized $317,000 in net product sales relating to shipments of physical products to UAV, which amount is reflected within net product sales to North American non-traditional software customers during that period. During fiscal 2003, the majority of our net sales generated at North American non-traditional software retail locations will be through our licensing agreement with UAV. We believe that this relationship will continue to cause our net sales to North American non-traditional software customers to decrease significantly, on a comparative basis to prior year periods, but should enable us to earn higher profit margins on these licensing revenues compared to our historically low margins on product sales to drug store retailers, as long as UAV continues to successfully sell our products and pay the royalties due on such sales within the terms of the licensing agreement.

The $105,000 decrease in international net product sales resulted from our transition to higher margin licensing distribution agreements covering non-North American territories from lower margin physical product distribution agreements within these markets. As a result, our international net product sales represented less than 1% of net sales for the six months ended December 31, 2002 compared to 3% of net sales during the six months ended December 31, 2001. For the remainder of fiscal 2003, we anticipate that international net product sales will represent less than 1% of net sales.

The $89,000 increase in worldwide licensing revenues resulted from the $81,000 revenue increase associated with our primary North American licensee (UAV) and our German licensee (Rondomedia). During the six months ended December 31, 2002, worldwide licensing revenues accounted for 7% of net sales compared to 4% of net sales for the comparable prior year's six month period. Based on current trends, and in particular the anticipated continued decrease in licensing revenues from the United Kingdom and other key territories, we expect worldwide licensing revenues to represent from 5% to 7% of net sales for the remainder of fiscal 2003.

During fiscal 2003, we have continued supporting various programs designed to increase the net sales of our products over the Internet. Internet sales accounted for 3% of net sales for the six months ended December 31, 2002 and 2001. We anticipate Internet sales, as a percentage of net sales, to remain relatively constant for the remainder of fiscal 2003.

Cost of Sales
-------------

Cost of sales for the six months ended December 31, 2002 were $1,621,000 compared to $2,334,000 for the six months ended December 31, 2001, representing a decrease of $713,000 or 31%. This cost of sales decrease was caused by decreases of:

     o   $424,000 in product costs,
     o   $139,000 in reclamation costs associated with product returns,
     o   $106,000 in provision for inventory obsolescence, and
     o   $52,000  in freight costs.

These cost of sale decreases were partially offset by increases of:
     o   $2,000   in royalty costs, and
     o   $6,000   in other cost of sales.

The $424,000 decrease in product costs was caused by the overall net sales decrease and in particular, a decrease in low margin inventory liquidation sales comprised of end-of-lifecycle software titles. Product costs also decreased because we discontinued distributing low margin third-party software products to drug store retailers that had required these titles to be part of promotional displays also containing our software products.

The $139,000 decrease in reclamation costs, (processing costs charged by drug store retailers and third-party warehouse vendors when products are returned to
us), resulted from our decision to discontinue distributing software products to drug store retailers with whom we had previously experienced high product return rates.

The $106,000 decrease in the provision for inventory obsolescence also resulted from our decision to discontinue distributing software products to drug store retailers. Much of the product costs associated with products returned from these drug store retailers had to be scrapped due to the short product life cycle of this inventory combined with the long length of time it took these retailers to return products to us. Additionally during fiscal 2003, in order to reduce working capital requirements and to conserve cash, we have maintained tighter inventory levels (reduced number of active titles and reduced on hand quantities per title), which has also reduced the potential for overproducing inventory stock that would possibly have to be scrapped.

The $52,000 decrease in freight costs was due to the overall reduction in product shipments combined with an increase in cost effective product shipments to a more concentrated group of retail and distribution customer warehouses. Additionally, fiscal 2003 freight costs continue to benefit from the reduction in product returns largely attributable to our fiscal 2002 decision to stop distributing software products to drug store retailers.

Gross Profit Margin
-------------------
Our gross profit margin for the six months ended December 31, 2002 increased to 57.4% of net sales from 45.2% of net sales for the six months ended December 31, 2001. Reflected within the percentages discussed below, our gross profit margin benefited by 0.9%, as a percentage of net sales, from agreements entered into during the six months ended December 31, 2002 with two previous customers to finalize their respective sales return allowances.

The 12.2% increase in gross profit margin was caused by cost decreases, as a percentage of net sales, as follows:

     o   7.4%  in product costs,
     o   3.2%  in reclamation costs associated with product returns,
     o   2.4%  in provision for inventory obsolescence, and
     o   0.9%  in freight costs.

These cost of sales percentage decreases were partially offset by increases, as a percentage of net sales, of:

     o 1.3% in royalty costs of due to higher royalty rates being paid to software developers, and
     o   0.4%  in other cost of sales.

The 7.4% decrease in product costs, as a percentage of net sales, was caused by:

     o Increased distribution of higher-priced consumer entertainment PC gaming software titles,
     o Discontinuation of low margin sales of third-party publisher software titles to drug store customers, and
     o Decreased low margin inventory liquidation sales of end-of-lifecycle software products.

The reasons for the percentage of net sales decreases in reclamation, freight, and inventory obsolescence costs, and the increases in royalty costs and other cost of sales are discussed under "Cost of Sales," above.

Operating Expenses
------------------
Product development expenses for the six months ended December 31, 2002 were $205,000 compared to $221,000 for the six months ended December 31, 2001, a decrease of $16,000 or 7%. This $16,000 decrease resulted from a reduced number of employees compared to the same period a year ago.

Selling, general and administrative expenses for the six months ended December 31, 2002 were $1,294,000 compared to $1,535,000 for six months ended December 31, 2001, a decrease of $241,000 or 16%. As a result of various cost saving initiatives we implemented during fiscal 2002, we continue to achieve cost savings in various categories. The primary cost reductions were:

     o   $197,000  in marketing promotional expenses,
     o   $64,000   in cash discount expense,
     o   $52,000   in depreciation and amortization expense,
     o   $32,000   in bad debt expense, and
     o   $28,000   in building rent expense.

These cost decreases were partially offset by cost increases of:

     o   $70,000   in salary related costs, and
     o   $62,000   in stock compensation expense related to the valuation of
                   stock options and warrants.

The $197,000 decrease in marketing promotional expenses resulted primarily from our decision to discontinue distributing software products directly to drug store retailers.

The $64,000 decrease in cash discount expense was caused by us not continuing to experience the 2% to 3% in cash discounts required by drug store retailers associated with their receivable payments.

The $52,000 decrease in depreciation and amortization expense resulted from not replacing aging assets at historical rates in an effort to conserve cash. For the remainder of fiscal 2003, equipment expenditures are anticipated to be primarily associated with upgrading our internal computer network systems.

The $32,000 decrease in bad debt expense related to the improved quality of our accounts receivable, resulting from the increased concentration in our customer base of large North American retailers and distributors. This cost improvement was partially offset by an increased bad debt provision related to the receivable with one of our international licensees due to their increasing inability to maintain compliance with the payment terms of our licensing agreement.

The $28,000 decrease in building rent expense occurred as a result of the 50% reduction in our rented office space effected during fiscal 2002.

The $70,000 increase in salary related costs resulted from a $105,000 increase in accrued employee bonus expense, which was partially offset by $35,000 in other salary related savings. We believe that we have now structured our employee workforce to a level that most effectively supports our projected operations for the foreseeable future, and we do not anticipate a significant decrease or increase in the number of employees during the remainder of fiscal 2003.

The $62,000 increase in stock compensation expense related to the monthly straight-line expensing over the vesting periods of the value assigned to both the warrant issued to Fleet Bank during fiscal 2002 and to the stock options granted to employees during the first six months of fiscal 2003. As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date.

Interest Expense, Net
---------------------
Net interest expense for the six months ended December 31, 2002 was $30,000 compared to $73,000 for the six months ended December 31, 2001, a decrease of $43,000. This $43,000 decrease was due to the decrease in the average outstanding balance of our bank debt, carrying a floating interest rate of prime plus 3%, in addition to the decrease in the average prime rate being charged during the current period on a comparative basis.

Provision for Income Taxes
--------------------------
We had no provision for income taxes for the six months ended December 31, 2002 compared to a $1,000 provision for income taxes for the six months ended December 31, 2001. During fiscal 2003, we did not record any provision for income taxes due to the anticipated utilization of net operating loss carry-forwards from prior periods.

Net Income
----------
As a result of the factors discussed above, and in part to our agreements with two customers that benefited the current period's financial results by $81,000, our net income for the six months ended December 31, 2002 was $655,000 compared to a $98,000 for the same period a year earlier, an increase in net income of $557,000.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 428,102 for the six months ended December 31, 2002 to 10,417,439 from 9,989,337 for the six months ended December 31, 2001. The current period's increase in the diluted basis calculation of weighted average common shares resulted from additional common stock equivalents ("CSE's"), compared to the same period last year. The diluted basis calculation for the six months ended December 31, 2001, excluded common stock equivalents due to their anti-dilutive impact caused by no CSE's being "in the money" or having an exercise price less than the average price of the Company's stock during that period.

Liquidity and Capital Resources

At December 31, 2002, we had $779,000 in working capital and $817,000 in stockholders' equity, compared to $94,000 in working capital and $99,000 in stockholders' equity at June 30, 2002.

At December 31, 2002, we had $644,000 in cash compared to $700,000 at June
30, 2002. This $56,000 decrease in cash resulted from $453,000 in net cash used in financing activities and $4,000 in net cash used in investing activities, which cash uses were partially offset by $401,000 in net cash provided by operating activities.

For the six months ended December 31, 2002, net cash provided by operating activities was $401,000 compared to net cash provided by operating activities of $850,000 for the six months ended December 31, 2001. The $401,000 net cash provided by operating activities during the current period was caused by cash sources of:

     o   $655,000    in net income,
     o   $718,000    in provision for product returns, price markdowns, bad
                     debts and inventory obsolescence,
     o   $296,000    from an increase in accounts payable,
     o   $84,000     in depreciation, amortization and other non-cash items, and
     o   $56,000     from a decrease in prepaid and other expenses.

Partially offsetting these cash sources were cash uses of:

     o   $1,107,000  in increased accounts receivable,
     o   $162,000    in increased inventory, combined with
     o   $139,000    in decreased accrued expenses.

For the six months ended December 31, 2002, net cash used in investing activities was $4,000 compared to $21,000 in net cash used in investing activities for the six months ended December 31, 2001. Other than additional upgrades to our computer network's hardware and software, we do not anticipate a material amount of investing activities for the remainder of fiscal 2003.

For the six months ended December 31, 2002, net cash used in financing activities was $453,000 compared to net cash used in financing activities of $219,000 for the six months ended December 31, 2001. The $453,000 net cash used in financing activities for the current period resulted from $420,000 in repayments of bank debt and $33,000 in repayments of a note payable.

During the six months ended December 31, 2002 and 2001, we financed our Directors and Officers Liability and Employment Practice Liability insurance policies with a third-party financing company, and recorded $69,000 and $47,000 in related insurance expense and made related payments of $130,000 and $54,000, respectively. On August 1, 2002, we obtained one-year replacement policies for this insurance coverage for a total cost of $145,000 (premium cost of $143,000 plus interest cost of $2,000). The financing terms required us to pay this full amount by February 1, 2003. As of February 12, 2003, we had repaid the outstanding balance under this financing arrangement.

On July 23, 2001, Fleet Bank (the "Bank") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition, the Bank would no longer continue to fund the $2,000,000 credit facility.

On November 2, 2001, we entered into an agreement with the Bank to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. The agreement also provided that, despite our defaults under the loan documents, the Bank would not enforce their rights and remedies under the loan documents as long as we remained in compliance with the terms of the agreement. The agreement provided that the remaining outstanding balance owed under the credit facility was to be repaid by July 31, 2003 in monthly installments, with interest at the prime rate plus three percent. On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on this term loan with the Bank, which is further discussed below and in Note 14 "Subsequent Event - Bank Debt" of the Notes to Financial Statements.

As part of the forbearance agreement, we issued a warrant to the Bank for the purchase of 750,000 shares of our common stock. The warrant was exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provided that the Bank had demand registration rights that began on November 1, 2002. The original $45,000 value of these warrants was determined by using the Black-Scholes valuation model and was expensed at a monthly rate of $3,750 on a straight-line basis over the warrants' one-year vesting period from October 1, 2001 through September 30, 2002.

Subsequent Event - Bank Debt:
-----------------------------
On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on our term loan ("Bank Debt") with the Bank, together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement. Additionally on January 16, 2003, we redeemed from the Bank the warrant associated with the forbearance agreement for $50,000. This $50,000 payment represented a $5,000 increase over the original $45,000 value previously recorded and accordingly this $5,000 in additional value was expensed during the three months ended December 31, 2002.

Liquidity Risk
--------------
Since the first quarter of fiscal 2002, we have not had access to a credit facility, and have been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to achieve and maintain positive cash flow is essential to our survival as a going concern. Our ability to do this depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, the development and sell-through of our products to consumers, and the costs of developing, producing and marketing such products. We believe that our projected cash and working capital balances may be sufficient to fund our operations through June 30, 2003, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time and beyond. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; and maintaining an acceptable speed of our receivable collections from customers. Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our current products to consumers, and the growth of the consumer entertainment PC software market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns and a lack of customer replenishment orders for these products, which could severely reduce the accounts receivable that we would be able to collect from such retailers or distributors of our products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.


New Accounting Pronouncements

During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts for prior periods reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the three months ended December 31, 2002 and 2001, these amounts were $48,000 and $11,000, respectively, and for the six months ended December 31, 2002 and 2001, these amounts were $100,000 and $42,000, respectively.

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

We have experienced severe liquidity problems. On July 23, 2001, Fleet Bank (the "Bank") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition, the Bank would no longer continue to fund the $2,000,000 credit facility. On November 2, 2001, we entered into a forbearance agreement with the Bank to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. The agreement also provided that, despite our defaults under the loan documents, the Bank would not enforce their rights and remedies under the loan documents as long as we remained in compliance with the terms of the agreement. The remaining outstanding balance owed under the credit facility was to be repaid by July 31, 2003 in monthly installments, with interest at the prime rate plus three percent.

On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on our term loan with the Bank, together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement. Additionally on January 16, 2003, we redeemed from the Bank the warrant associated with the forbearance agreement for $50,000.

While we are no longer carrying any bank debt, we also do not currently have access to a credit facility. Our ability to continue operations requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations.

We may need additional funds. Our capital requirements are currently funded from the cash flow generated from product sales. If we are not able to achieve cash flow from operations at a level sufficient to support our business activities, we may require additional funds. Our current financial condition and our poor financial performance in fiscal 2001 could adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Additionally, we may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

Our success depends on continued viable business relationships with key distributors and retailers. Many of the largest mass-market retailers have buying relationships with certain distributors, and these retailers often will only buy consumer entertainment PC software from such distributors. Our financial condition could be materially harmed if these distributors were unwilling to distribute our products. Additionally, even if the distributors are willing to purchase our products, distributors are frequently able to dictate the price, timing and other terms on which we can distribute our products to such retailers. We also may not be able to distribute our products directly to key retailers on terms that we consider commercially acceptable. If we cannot negotiate sales terms with these retailers that are commercially acceptable, we may then choose to distribute our products to such retailers through a large distributor, such as Infogrames, which would further concentrate our sales to only a few large customers. Our inability to negotiate commercially viable distribution relationships with significant retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

A significant part of our sales come from a limited number of customers. Due to our decision during fiscal 2002 to discontinue selling our consumer entertainment PC software products directly to drug store retailers and distributors and to focus instead on selling our products to mass-merchant, specialty and PC software retailers that have traditionally sold value-priced consumer entertainment PC software, we now rely primarily on a concentrated group of large customers. The majority of our current sales are to mass-merchant, specialty and PC software retailers, and distributors serving such retailers, and in particular to Infogrames. Infogrames is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart, Target, and Best Buy, among others. Our net sales to Infogrames during the fiscal year ended June 30, 2002 were $2,311,000 and represented 21% of our total net sales. Excluding net sales to drug store retailers and distributors, this $2,311,000 in net sales to Infogrames represented 46% of our net sales. We anticipate that net sales to Infogrames may represent greater than 50% of our total net sales during fiscal 2003. Accordingly, we expect to continue depending upon a limited number of significant customers, and in particular Infogrames, for the foreseeable future.

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

Our customers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time of sale for traditional software retail customers and distributors servicing such retailers. These allowances are based on historical product return and price markdown results with these types of customers, product sell-through information and channel inventory reports supplied by these retailers and the distributors that serve them, among other factors. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed these anticipated amounts, particularly for new products released during the 2003 fiscal year that have higher price points than our typical $9.99 jewel case products, which would negatively impact our future results of operations.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Fluctuations in quarterly operating results will depend upon many factors including:

     o   seasonality of customer buying patterns;
     o the size and rate of growth of the consumer entertainment PC software market;
     o the demand for our typical value-priced and new higher-priced PC software products;
     o   product and price competition;
     o   the amount of product returns and price markdowns;
     o the timing of our new product introductions and product enhancements and those of our competitors;
     o   the timing of major customer orders;
     o   product shipment delays;
     o   access to distribution channels;
     o   product defects and other quality problems;
     o   product life cycles;
     o   ability to accurately forecast inventory production requirements;
     o   international royalty rates and licensing revenues; and
     o   our ability to develop and market new products and control costs.

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


Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to their evaluation.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on December 4, 2002. At that meeting, the following matters were acted upon, together with the number of votes cast for, against or withheld as to such matter:

(i)  The election of the following directors:

                                            Votes Cast
                                            ----------
                                   For        Against      Abstain
     -------------------------------------------------------------

     Robert M. Aiken, Jr.       9,334,155      - 0 -       123,385
     Gerald W. Klein            9,393,055      - 0 -        64,485
     Thomas D. Parente          9,334,555      - 0 -       122,985
     Lambert C. Thom            8,567,855      - 0 -       889,685

(ii) Ratification of the appointment of Stockton Bates, LLP as the Company's auditors for the fiscal year ending June 30, 2003:


                                            Votes Cast
                                            ----------
                                   For        Against      Abstain
     -------------------------------------------------------------
                                9,416,910     29,010        11,620


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                      Description of Exhibit
-----------                      ----------------------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On January 17, 2003, the Company filed a report on Form 8-K regarding a press release announcing it had entered into a Warrant Redemption Agreement with Fleet Bank and the Company had repaid its term loan with Fleet Bank.

On January 30, 2003, the Company filed a report on Form 8-K regarding a press release announcing its second quarter fiscal 2003 financial results.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: February 13, 2003                    /s/  Gerald W. Klein
      -----------------                    --------------------
                                           Gerald W. Klein, President, Chief
                                           Executive Officer and Director


Date: February 13, 2003                    /s/ Thomas W. Murphy
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

Date: February 13, 2003

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


Date: February 13, 2003

                                         /s/ Thomas W. Murphy
                                         --------------------
                                         Thomas W. Murphy
                                         Chief Financial Officer and Chief
                                         Accounting Officer

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the three and six months ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
February 13, 2003

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the three and six months ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
W. Murphy, Chief Financial Officer and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer and Chief Accounting Officer
February 13, 2003