Form 10QSB
period 2003-03-31
EGAMES INC
filed 2003-05-14
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of common stock, no par value per share, as of May 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes (   )   No ( X )

                                      INDEX

                                                                           Page
                                                                           ----
Part I.         Financial Information

Item 1.         Financial Statements:

                Balance Sheet as of March 31, 2003.......................   3

                Statements of Operations for the three months and nine
                    months ended March 31, 2003 and 2002 ................   4

                Statements of Cash Flows for the nine months
                     ended March 31, 2003 and 2002.......................   5

                Notes to Financial Statements............................   6

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................   15

                Risk Factors.............................................   31

Item 3.         Controls and Procedures..................................   36

Part II         Other Information

Item 6.         Exhibits and Reports on Form 8-K.........................   37

Exhibit Index   .........................................................   37

Signatures      .........................................................   38

Certifications  .........................................................   39

Exhibits        .........................................................   41

Item 1.  Financial Statements

                                   eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                     March 31,
ASSETS                                                                  2003
                                                                    -----------
Current assets:
   Cash and cash equivalents                                        $   361,762
   Accounts receivable, net of allowances totaling $988,344           1,066,420
   Inventory                                                            410,145
   Prepaid and other expenses                                           152,363
                                                                    -----------
          Total current assets                                        1,990,690

Furniture and equipment, net                                             30,598
                                                                    -----------
          Total assets                                              $ 2,021,288
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current and total liabilities:
   Accounts payable                                                 $   224,092
   Accrued expenses                                                     709,502
                                                                    -----------
          Total current liabilities and total liabilities               933,594


Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
         10,221,237 issued and 9,989,337 outstanding)                 9,179,827
   Additional paid-in capital                                         1,226,507
   Accumulated deficit                                               (8,817,223)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                  1,087,694
                                                                    -----------
          Total liabilities and stockholders' equity                $ 2,021,288
                                                                    ===========


                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                  Three months ended          Nine months ended
                                                      March 31,                    March 31,
                                             --------------------------   --------------------------

                                                 2003           2002          2003          2002
                                             -----------    -----------   -----------    -----------
Net sales                                    $ 1,530,983    $ 3,626,289   $ 5,335,956    $ 7,887,730

Cost of sales                                    579,817      1,910,678     2,200,911      4,244,652
                                             -----------    -----------   -----------    -----------
Gross profit                                     951,166      1,715,611     3,135,045      3,643,078

Operating expenses:
    Product development                          108,240         91,987       312,987        312,559
    Selling, general and administrative          591,483        680,806     1,885,585      2,216,076
                                             -----------    -----------   -----------    -----------
        Total operating expenses                 699,723        772,793     2,198,572      2,528,635
                                             -----------    -----------   -----------    -----------

Operating income                                 251,443        942,818       936,473      1,114,443

Interest expense, net                              6,330         31,416        36,493        104,159
                                             -----------    -----------   -----------    -----------

Income before income taxes                       245,113        911,402       899,980      1,010,284

Provision (benefit) for income taxes             (51,007)         - 0 -       (51,007)           800
                                             -----------    -----------   -----------    -----------

Net income                                   $   296,120    $   911,402   $   950,987    $ 1,009,484
                                             ===========    ===========   ===========    ===========


Net income per common share:
       - Basic                               $      0.03    $      0.09   $      0.10    $      0.10
                                             ===========    ===========   ===========    ===========
       - Diluted                             $      0.03    $      0.09   $      0.10    $      0.10
                                             ===========    ===========   ===========    ===========


Weighted average common shares outstanding
- Basic                                        9,989,337      9,989,337     9,989,337      9,989,337

Dilutive effect of common stock
equivalents                                       10,309          - 0 -         9,720          - 0 -
                                             -----------    -----------   -----------    -----------
Weighted average common shares outstanding
- Diluted                                      9,999,646      9,989,337     9,999,057      9,989,337
                                             ===========    ===========   ===========    ===========


                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine months ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2003          2002
                                                                    -----------    -----------
Cash flows from operating activities:
    Net income                                                      $   950,987    $ 1,009,484
    Adjustment to reconcile net income to net cash
             provided by operating activities:
    Depreciation, amortization and other non-cash items                 120,041        111,639
    Provisions for product returns, price markdowns,
             bad debts and inventory obsolescence                       939,579      1,060,174
    Sell-through of prior year's customer advance payments                - 0 -     (1,636,503)
    Changes in items affecting operations:
             Restricted cash                                              - 0 -         30,000
             Accounts receivable                                     (1,125,363)      (297,902)
             Prepaid and other expenses                                 (41,296)        80,381
             Inventory                                                   (4,318)     2,318,887
             Accounts payable                                          (108,991)    (1,528,177)
             Customer advance payments                                    - 0 -     (1,042,742)
             Accrued expenses                                          (114,751)       846,025
                                                                    -----------    -----------
Net cash provided by operating activities                               615,888        951,266
                                                                    -----------    -----------

Cash flows from investing activities:
    Purchases of furniture and equipment                                 (7,685)       (27,341)
    Purchases of other assets                                             - 0 -         (1,375)
                                                                    -----------    -----------
Net cash used in investing activities                                    (7,685)       (28,716)
                                                                    -----------    -----------

Cash flows from financing activities:
    Proceeds from credit facility/bank debt                               - 0 -        280,000
    Repayments of credit facility/bank debt                            (840,000)      (420,000)
    Redemption of common stock warrant                                  (50,000)         - 0 -
    Proceeds from note receivable                                         - 0 -         90,000
    Repayments of trade notes payable                                     - 0 -       (468,779)
    Repayments of note payable                                          (56,550)       (46,801)
    Repayments of capital lease obligations                               - 0 -        (90,184)
                                                                    -----------    -----------
Net cash used in financing activities                                  (946,550)      (655,764)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                   (338,347)       266,786

Cash and cash equivalents:
    Beginning of period                                                 700,109         25,737
                                                                    -----------    -----------
    End of period                                                   $   361,762    $   292,523
                                                                    ===========    ===========

Supplemental cash flow information:

    Cash paid for interest                                          $    38,211    $   108,321
                                                                    ===========    ===========

    Cash received from income tax refunds                           $    51,007    $     - 0 -
                                                                    ===========    ===========

Non cash investing and financing activities:

    Conversion of selected accounts payable to trade notes payable  $     - 0 -    $   484,080
                                                                    ===========    ===========


                 See accompanying notes to financial statements.

                                  eGames, Inc.

                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. is a Pennsylvania corporation incorporated in July 1992 that develops, publishes, markets and sells primarily value-priced consumer entertainment PC software games. Our product line enables us to serve customers who are seeking a broad range of high-quality, value-priced PC software, distributed on CD-ROM media and also electronically via the Internet. In North America, our products are usually distributed through third-party distributors on a non-exclusive basis who service mass-merchant retailers, in addition to direct relationships that we have with certain specialty and PC software retailers. In territories outside North America, our products are distributed through third-party distributors that license our PC software content for their own manufacture and distribution within specific geographic territories.

Liquidity

As of March 31, 2003, we had stockholders' equity of $1,088,000 and working capital of $1,057,000. For the three and nine months ended March 31, 2003, we earned net income of $296,000 and $951,000, respectively. Additionally, as of March 31, 2003, we had a cash balance of $362,000 representing a $338,000 decrease in cash for the first nine months of fiscal 2003.

Since the first quarter of fiscal 2002, we have not had access to a credit facility, and have been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to achieve and maintain positive cash flow is essential to our survival as a going concern. Our ability to do this depends upon a variety of factors, including the timeliness and success of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, the development and sell-through of our products to consumers, and the costs of developing, producing and marketing such products. We believe that our proj cted cash and working capital balances may be sufficient to fund our operations through June 30, 2003, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time and beyond. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; and maintaining an acceptable speed of our receivable collections from customers. Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our current products to consumers, and the growth of the consumer entertainment PC software market, and in particular our share of that market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns and a lack of customer replenishment orders for these products, which could severely reduce the accounts receivable that we would be able to collect from such retailers or distributors of our products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as promulgated in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Notes to Financial Statements included in our Form 10-KSB for the fiscal year ended June 30, 2002 should be read in conjunction with the accompanying statements. These statements include all adjustments that management believes are necessary for a fair presentation of the statements. These interim operating results are not necessarily indicative of the results for a full year. Certain dollar amounts discussed within the "Notes to Financial Statements" have been rounded to the nearest thousand ("000").

Fair Value of Financial Instruments

The recorded amounts of accounts receivable and accounts payable at March 31, 2003 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

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

Intangible Assets

As of March 31, 2003, we had intangible assets totaling $741,000, which costs have been fully amortized. These assets resulted primarily from the purchase of software rights, and their expense is amortized, on a straight-line basis, over no more than a three-year period. For the three and nine months ended March 31, 2003, we did not record any amortization expense, compared to $5,000 and $15,000 for the three and nine months ended March 31, 2002, respectively.

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

We recognize product sales to these customers that traditionally have sold consumer entertainment PC software products, in accordance with the criteria of SFAS No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay us, title of the product transfers to the buyer, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the product returns and price markdowns can be reasonably estimated at the time of sale. While we have no other obligations to perform future services subsequent to shipment, we provide telephone customer support as an accommodation to purchasers of our products and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

We recognize revenues for product shipments to drug store retailers and distributors, who have not traditionally sold consumer entertainment PC software products, when our products actually sell through to the end consumer at these retail locations and not at the time we ship our products to these drug store retailers or distributors, or when the right of return no longer exists for product shipments to a drug store retailer or distributor. During fiscal 2002, we transitioned our prior direct distribution relationships with drug store retailers to a licensing relationship with a third-party distributor, United American Video ("UAV"), which assumes the responsibilities and costs of order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to these drug store retailers. We recognize licensing revenues, which are reflected in net sales, based upon contractual royalty rates applied to the licensees' net sales of our software titles during the reporting period.

Provision for Product Returns and Price Markdowns:
--------------------------------------------------
We currently distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain specialty and PC software retailers, which retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, which generally allow for product returns and price markdowns. The provision for anticipated product returns and price markdowns is based upon, among other factors, our analysis of historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, and outstanding return material authorizations. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected within our balance sheet.

During the three months ended March 31, 2003 and 2002, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) were $222,000 and $132,000, respectively, or 13% and 9% of related gross sales, respectively.

During the nine months ended March 31, 2003 and 2002, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) were $892,000 and $657,000, respectively, or 15% of related gross sales during both periods.

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

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for, among other things, items such as licensing of software and intellectual properties used in our products, maintenance contracts, certain insurance coverage and retailers' slotting fees. Prepaid and other expenses are expensed at contractual rates or on a straight-line basis over the period of time covered by a contract.

Marketing, Sales Incentive and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising fees and display costs, are charged to expense as incurred or when shipped to a customer. These costs were $9,000 and $57,000 for the three months ended March 31, 2003 and 2002, respectively, and $46,000 and $291,000 for the nine months ended March 31, 2003 and 2002, respectively.

Sales incentives, such as rebates and coupons, that we grant retailers or consumers are recorded as reductions to net sales as incurred, and were $22,000 and $2,000 for the three months ended March 31, 2003 and 2002, respectively, and $84,000 and $176,000 for the nine months ended March 31, 2003 and 2002, respectively.

Promotional costs, such as slotting fees required by certain retailers, are recorded as reductions to net sales on a straight-line basis over the contractual period. These costs were $16,000 and $11,000 for the three months ended March 31, 2003 and 2002, respectively, and $116,000 and $53,000 for the nine months ended March 31, 2003 and 2002, respectively.

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

Computation of Net Income (Loss) per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents ("CSE's") outstanding during each period that we report net income. CSE's may include stock options and warrants using the treasury stock method.

Accounting for Stock-Based Compensation

As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method for stock option grants made on or after that date. For stock option grants made prior to July 1, 2002, we recognized stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (see Note 11 below for additional information).

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

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure provisions of this statement in the current quarter of fiscal year 2003.

During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts for prior periods reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the three months ended March 31, 2003 and 2002, these amounts were $16,000 and $11,000, respectively, and for the nine months ended March 31, 2003 and 2002, these amounts were $116,000 and $53,000, respectively.

EITF Issue 00-25 was subsequently codified by EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". We do not expect any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

2.  Accounts Receivable, net

Accounts receivable consists of the following:

     Accounts receivable, gross                              $2,054,764
     Allowance for product returns                             (721,877)
     Allowance for price markdowns                             (175,969)
     Allowance for bad debts                                    (90,498)
                                                             ----------
     Accounts receivable, net                                $1,066,420
                                                             ==========


3.  Inventory

Inventory consists of the following:

     Raw materials                                           $  117,697
     Finished goods                                             271,418
     Product returns                                            131,844
                                                             ----------
                                                                520,959

     Allowance for inventory obsolescence                      (110,814)
                                                             ----------
     Inventory                                               $  410,145
                                                             ==========


4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Advanced royalty fees                                   $   63,310
     Prepaid insurance expenses                                  62,466
     Other expenses                                              26,587
                                                             ----------
     Prepaid and other expenses                              $  152,363
                                                             ==========

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment                                 $  904,506

     Accumulated depreciation                                  (873,908)
                                                             ----------
     Furniture and equipment, net                            $   30,598
                                                             ==========


6.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued payroll, bonus and vacation expenses            $  229,620
     Customers with credit balances                             120,995
     Accrued royalty fees                                        88,271
     Accrued marketing promotion costs                           82,899
     Accrued professional fees                                   52,677
     Other accrued expenses                                     135,040
                                                             ----------
     Accrued expenses                                        $  709,502
                                                             ==========


7.  Lease Obligations

Our 5,000 square foot office and development facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2004. Additionally, we currently rent certain office equipment through various operating lease agreements. Net rent expense incurred under our operating leases was $21,000 for both three month periods ended March 31, 2003 and 2002, respectively, and $59,000 and $84,000 for the nine months ended March 31, 2003 and 2002, respectively.

Our future payments for operating leases are as follows:


Period                                                        Amount
---------------------------------------------------------------------
Remaining three months of fiscal 2003                        $ 16,000
Fiscal 2004                                                    63,000
Fiscal 2005                                                    29,000
Fiscal 2006                                                    19,000
Fiscal 2007 and thereafter                                     28,000
                                                             --------
Total Lease Obligations                                      $155,000
                                                             ========

8.  Dependence on Large Customer

We now rely primarily on a concentrated group of large customers, due to the decision, during fiscal 2002, to cease distributing our products directly to drug store retailers and refocus our efforts on distributing products to mass-merchant retailers that have traditionally sold value-priced consumer entertainment PC software. The majority of our current sales are to mass-merchant retailers, and distributors serving such retailers, and in particular to Atari, Inc. (Atari was formerly known as Infogrames, Inc.). Atari is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart, Target and Best Buy, among others. In the event that we lose our distribution capability through Atari, it would significantly harm eGames' financial condition and our ability to continue as a going concern. During the three months ended March 31, 2003 and 2002, Atari accounted for $1,115,000 and $599,000, respectively, in net sales, or 73% and 17% of net sales, respectively. During the nine months ended March 31, 2003 and 2002, Atari represented $3,173,000 and $1,792,000, respectively, in net sales, or 59% and 23% of net sales.

9.  Commitments and Contingencies

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Royalty expense under such agreements, which is recorded in cost of sales, was $196,000 and $343,000 for the three months ended March 31, 2003 and 2002, respectively, and $651,000 and $798,000, respectively, for the nine months ended March 31, 2003 and 2002, respectively.

We finance our Directors and Officers Liability and Employment Practice Liability insurance policies with a third-party financing company. We record this expense monthly on a straight-line basis over the period covered by the relevant insurance policies. During the three months ended March 31, 2003 and 2002, we recorded $36,000 and $24,000 in related insurance expense and made related payments of $15,000 and $29,000, respectively. During the nine months ended March 31, 2003 and 2002, we recorded $105,000 and $71,000 in related insurance expense and made related payments of $145,000 and $86,000, respectively. On August 1, 2002, we obtained one-year replacement policies for this insurance coverage for a total cost of $145,000. As of March 31, 2003, we had no remaining payment obligation relating to these insurance policies. Additionally, we had $48,000 of previously made payments reflected in the Balance Sheet under "Prepaid and other expenses", which amount will be expensed monthly on a straight-line basis from April 2003 through July 2003.

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. We match 50% of each dollar contributed by all participants. Our matching contribution to this plan was $18,000 and $20,000, respectively, for the three months ended March 31, 2003 and 2002. During the nine months ended March 31, 2003 and 2002, our matching contributions were $40,000 and $43,000 respectively. Our matching contributions vest in fifty percent increments over a two-year period, beginning on the first day of an individual's employment.

As a result of an agreement with the third-party to which we sold our United Kingdom subsidiary in May 2001, we have purchase obligations for 50,000 units of consumer entertainment PC software from this third party for fiscal 2003 and 2004, at a delivered cost of $1.50 per unit, for a total annual commitment of $75,000 during each of those fiscal years. As of March 31, 2003, we had not purchased any of this fiscal year's annual commitment.

10. Major Customers, International Sales, Worldwide Licensing Revenues and Internet Sales

During the three months ended March 31, 2003, one major customer, Atari, accounted for 73% of net sales, compared to the three months ended March 31, 2002, when two major customers, Walgreen Company and Atari, accounted for 58% and 17% of net sales, respectively. During the nine months ended March 31, 2003, one major customer, Atari, accounted for 59% of net sales, compared to the nine months ended March 31, 2002, when two major customers, Walgreen Company and Atari, accounted for 39% and 23% of net sales, respectively.

International net sales (including both licensing revenues and product net sales) represented 3% and 1%, respectively, of net sales for the three months ended March 31, 2003 and 2002. For both nine-month periods ended March 31, 2003 and 2002, international net sales represented 4% of net sales. For both three-month periods ended March 31, 2003 and 2002, licensing revenues comprised 100% of international net sales, and for the nine months ended March 31, 2003, licensing revenues amounted to 98% of international net sales compared to 63% of international net sales during the prior year comparable period.

Worldwide licensing revenues represented 4% and 1%, respectively, of net sales for the three months ended March 31, 2003 and 2002, and accounted for 6% and 3%, respectively, of net sales for the nine months ended March 31, 2003 and 2002.

Internet sales accounted for 3% and 2%, respectively, of net sales for the three months ended March 31, 2003 and 2002, and also represented 3% and 2%, respectively, of net sales during the nine months ended March 31, 2003 and 2002.

11. Accounting for Stock-Based Compensation - Transition and Disclosure, per SFAS No. 148

As of March 31, 2003, we had one existing stock-based employee compensation plan, which was adopted, amended and restated during 1995. This Plan is known as our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"). At our fiscal 2000 Annual Meeting of Stockholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 1,950,000 shares of common stock previously approved to a total of 2,950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant.

Prior to July 1, 2002, we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. Stock option grants under the 1995 Plan vest over periods ranging from six months to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for fiscal 2003 is less than that which would have been recognized if the fair value based method had been applied to all stock option grants since the original effective date of SFAS No. 123.

As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding stock option grants in each period.


                                                               Three Months Ended        Nine Months Ended
                                                                    March 31,                 March 31,
                                                             ---------------------     ----------------------

                                                                2003       2002           2003        2002
                                                             ----------  ---------     ----------  ----------

Net income, as reported                                      $  296,120  $  911,402    $  950,987  $1,009,484

Add: Stock-based employee compensation expense
   included in reported net income, net of tax effects           24,959       - 0 -        71,028       - 0 -

Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   stock option grants, net of tax effects                      (36,470)    (69,057)     (190,644)   (232,297)
                                                             ----------  ----------    ----------  ----------
Pro forma net income                                         $  284,609  $  842,345    $  831,371  $  777,187
                                                             ==========  ==========    ==========  ==========


Net income per common share:

- Basic, as reported                                         $     0.03  $     0.09    $     0.10  $     0.10
                                                             ==========  ==========    ==========  ==========
- Basic, pro forma                                           $     0.03  $     0.08    $     0.08  $     0.08
                                                             ==========  ==========    ==========  ==========

- Diluted, as reported                                       $     0.03  $     0.09    $     0.10  $     0.10
                                                             ==========  ==========    ==========  ==========
- Diluted, pro forma                                         $     0.03  $     0.08    $     0.08  $     0.08
                                                             ==========  ==========    ==========  ==========


12. Bank Debt Repayment and Warrant Redemption

On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on our term loan with Fleet Bank (the "Bank"), together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement and underlying loan documents. Additionally on January 16, 2003, we redeemed the warrant we issued to the Bank in connection with the forbearance agreement for $50,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements about circumstances that have not yet occurred, including, without limitation, statements regarding:

     -   our anticipated provisions for product returns and price markdowns;
     -   our anticipated sell-through rates for new higher price point products;
     - the expectation that the majority of our product sales for the foreseeable future will be through third-party distributors, as opposed to direct-to-store retail distribution;
     - the expected percentage of net sales to Atari, Inc. (formerly known as Infogrames, Inc.) for the remainder of fiscal 2003;
     - the expected percentage of international net sales that will be comprised of licensing revenues for the remainder of fiscal 2003;
     - the belief that the transition from direct distribution relationships with drug store retailers to a licensing agreement with United American Video (UAV) will result in higher gross profit margins;
     - the belief that for the remainder of fiscal 2003, the majority of our net sales generated at North American non-traditional software retail locations will be through the licensing agreement with UAV, which should cause net sales to North American non-traditional software customers to decrease significantly, on a comparative basis to prior year periods, but enable us to earn higher profit margins;
     -   our expectation that future licensing revenue from UAV will decrease;
     -   expected worldwide licensing revenues for the remainder of fiscal 2003;
     - our expectation that international net product sales will represent less than 1% of net sales for the remainder of fiscal 2003;
     - the creation of programs designed to increase sales of our products via the Internet;
     -   expected Internet sales for the remainder of fiscal 2003;
     - the belief that reclamation costs will remain at the reduced levels experienced to date in fiscal 2003 for the foreseeable future;
     - the expectation that royalty rates required by software developers will continue to increase for the foreseeable future;
     - the belief that our fiscal 2003 gross profit margin should represent approximately 60% of net sales during that twelve month period;
     - the expectation that there will be no significant change in the number of employees we employ during the remainder of fiscal 2003;
     - our expectation that for the remainder of fiscal 2003, most of our investing activities will relate to upgrades to our computer network;
     - our belief that projected cash and working capital balances may be sufficient to fund our operations through June 30, 2003;
     - the expectation that certain new accounting pronouncements will not have a significant impact on our results of operations, financial position or cash flows;
     - and other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense.

These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward looking statement later turns out to be inaccurate.

The following important factors, as well as those factors discussed under "Risk Factors" at pages 31 to 35 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

     - the market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;
     - the continued successful business relationship between us and Atari, as one of our largest customers and the distributor to Wal-Mart, K-Mart, Target, and Best Buy, among others;
     - our ability to accurately estimate sell-through volume when products are shipped to, or received by, a customer that has traditionally sold consumer entertainment PC software;
     - the amount of unsold product that is returned to us by retail stores and distributors;
     - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
     - the successful sell-through of our new higher price point products, in all retail channels where they are sold;
     - the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant, specialty and PC software retailers;
     - our ability to control the manufacturing and distribution costs of our software titles;
     - the success of our distribution strategy, including the ability to continue to increase the distribution of our products into key
         North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
     - the allocation of shelf space for our products in major retail chain stores;
     - the ability of our international product distribution to earn a royalty and the ability of licensors to pay us such royalties;
     - our success in achieving additional cost savings and avoiding unanticipated expenses for the remainder of fiscal 2003;
     - our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
     - the continued increase in the number of computers in homes in North America and the world;
     - the ability to deliver products in response to orders within a commercially acceptable time frame;
     -   downward pricing pressure;
     -   fluctuating costs of developing, producing and marketing our products;
     -   our ability to license or develop quality content for our products;
     - the success of our efforts to increase website traffic and product sales over the Internet;
     - consumers' continued demand for value-priced consumer entertainment PC software;
     -   increased competition in the value-priced software category;
     -   and various other factors, many of which are beyond our control.

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

Revenue Recognition (Net Sales, Product Returns and Price Markdowns)

Significant management judgments and estimates must be made and used in order to determine when revenues can be recognized in any reporting period. Material differences may result in the amount and timing of our revenue for any period if management's judgments or estimates for product returns or price markdowns prove to be insufficient or excessive based upon actual results. These differences, if material, would significantly affect our operating results and financial condition in any given period.

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

The provision for anticipated product returns and price markdowns is based upon many factors, including our analysis of historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, outstanding return material authorizations, and the extent to which new products with higher price points or unproven genres are being launched. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected within our balance sheet.

During the three months ended March 31, 2003 and 2002, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) were $222,000 and $132,000, respectively, or 13% and 9% of related gross sales, respectively.

During the nine months ended March 31, 2003 and 2002, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) were $892,000 and $657,000, respectively, or 15% of related gross sales during both periods.

Based on the current trends of our product sell through activity to consumers and the tight inventory controls being maintained by retailers and distributors, we anticipate our overall fiscal 2003 provision for product returns and price markdowns to range from 12% to 15% of related gross sales. Among other things, a factor that we will continue to closely evaluate in determining our provision for anticipated product returns and price markdowns will be the consumer sell-through results of our higher price point products that were first introduced during the first quarter of this fiscal year. We also expect to begin selling several newly developed higher price point products during the fourth quarter of this fiscal year. The sale of such products, with a targeted retail price point of $19.99, represents a departure from our typical value-priced product offering to the casual gamer that has historically been retail priced at about $9.99, and accordingly represent a greater risk of requiring additional price markdowns if these products do not sell-through to consumers at anticipated rates.

We recognize revenues from product shipments to customers that have traditionally sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48, "Revenue Recognition When the Right of Return Exists," at the time of the sale based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title of the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and the returns can be reasonably estimated at the time of sale. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sale transaction. Most of our customers require shipping terms of FOB destination, which results in the title to our product passing at the time when the customer actually receives our product.

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

Results of Operations

Three Months ended March 31, 2003 and 2002

Net Sales
---------
For the three months ended March 31, 2003, net sales decreased by $2,095,000, or 58%, to $1,531,000 compared to $3,626,000 for the same quarter a year earlier. This $2,095,000 decrease in net sales resulted from a $2,281,000 net product sales decrease to North American non-traditional software retailers and distributors, which decrease was partially offset by a $167,000 increase in net product sales to North American traditional software retailers and distributors and a $19,000 increase in worldwide licensing revenues.

The following tables represent our net sales by distribution channel and by major customer for the three months ended March 31, 2003 and 2002, respectively.

                        Net Sales by Distribution Channel
                        ---------------------------------

                                                                        Three Months ended
                                                                     -------------------------
                                                                      March 31,     March 31,      Increase
Distribution Channel                                                    2003          2002        (Decrease)
------------------------------------------------------------------   -----------   -----------   ------------
North American non-traditional software retailers and distributors   $    44,000   $ 2,325,000   ($ 2,281,000)
North American traditional software retailers and distributors         1,425,000     1,258,000        167,000
Worldwide licensing revenues                                              62,000        43,000         19,000
------------------------------------------------------------------   -----------   -----------   ------------
Net Sales                                                            $ 1,531,000   $ 3,626,000   ($ 2,095,000)
                                                                     ===========   ===========   ============


                           Net Sales by Major Customer
                           ---------------------------
                                                                        Three Months ended
                                                                     -------------------------
                                                                      March 31,     March 31,      Increase
Customer                                                                2003          2002        (Decrease)
------------------------------------------------------------------   -----------   -----------   ------------
Walgreen Company                                                     $     - 0 -   $ 2,115,000   ($ 2,115,000)
Atari, Inc. (formerly Infogrames, Inc.)                                1,115,000       599,000        516,000
Various inventory liquidation customers                                   27,000       283,000       (256,000)
All other customers and worldwide licensing revenues                     389,000       629,000       (240,000)
------------------------------------------------------------------   -----------   -----------   ------------
Net Sales                                                            $ 1,531,000   $ 3,626,000   ($ 2,095,000)
                                                                     ===========   ===========   ============

The $2,281,000 net product sales decrease to North American non-traditional software retailers and distributors resulted primarily from the $2,115,000 net sales decrease to the Walgreen Company. During the three months ended March 31, 2003, we did not recognize any revenue attributable to the Walgreen Company. This resulted from our decision in fiscal 2002 to stop distributing products directly to drug store retailers in our attempt to focus on higher margin sales to retailers having a history of successfully merchandising value-priced consumer entertainment PC software.

During the three months ended March 31, 2002, we entered into an agreement with the Walgreen Company, which among other things, eliminated any right of product return and allowed us to recognize $2,115,000 in net product sales which had been deferred in accordance with our revenue recognition policy requiring us to recognize sales relating to product shipments to food and drug store retailers and distributors based on reported product sell-through to consumers. For additional information regarding the impact of this agreement on our financial results, please refer to the discussion below under "Impact From Agreements with Various Retailers and Distributors".

During the fourth quarter of fiscal 2002, we transitioned from our direct distribution relationships with drug store retailers to a higher-margin licensing agreement with United American Video ("UAV"). Through this agreement, we earn licensing revenues based on contractual royalty rates applied to UAV's net sales during each reporting period from product shipments of eGames software titles that UAV has manufactured. UAV incurs all production, sales, distribution and fulfillment costs related to the sales of eGames software titles to these retailers. Due to recent changes at UAV, and potential changes to their sales strategy in the drug store retail channel, we expect licensing revenue from UAV to decrease for the foreseeable future.

During the three months ended March 31, 2002, we recognized $90,000 in net product sales relating to shipments of physical products to UAV, which amount is reflected within net product sales to North American non-traditional software retailers and distributors for that period. During the remainder of fiscal 2003, we anticipate that the majority of our net sales generated at North American non-traditional software retail locations will be through our licensing agreement with UAV. We believe that this relationship will continue to cause our net sales to North American non-traditional software retailers and distributors to decrease, on a comparative basis to prior year periods, but should enable us to earn higher profit margins on these licensing revenues compared to our historically low margins on product sales to drug store retailers, as long as UAV continues to successfully sell our products and pay the royalties due to us on such sales within the terms of our licensing agreement.

The $167,000 net product sales increase to North American traditional software retailers and distributors resulted primarily from the $516,000 net sales increase to Atari, which was partially offset by net sales decreases to inventory liquidation customers and certain office superstore customers. During the three months ended March 31, 2003, we were able to increase, compared to the same period a year ago, the number of retail facings (designated positions for our software titles within a retailer's shelf space) at mass-merchant and specialty retailers such as Wal-Mart, K-Mart, Target and Best Buy. Product distribution to these customers, which have historically been successful in merchandising consumer entertainment PC software, improved as a result of our increased sales focus on these retailers combined with previous product sell-through results.

For the three months ended March 31, 2003, net product sales to North American third-party distributors represented 86% of net sales, compared to 31% of net sales during the same quarter a year ago. For the foreseeable future, we expect to continue selling the majority of our products through third-party distributors, such as Atari, as opposed to direct-to-store distribution to retailers, which usually include higher order fulfillment costs related to EDI order processing and other additional costs associated with direct-to-store shipments. In addition, many mass-market retailers such as Wal-Mart will not purchase PC software products directly from us, and require us to distribute our products through one of their approved distributors (such as Atari).

During the three months ended March 31, 2003, one major customer, Atari, accounted for 73% of net sales, compared to the three months ended March 31, 2002, when two major customers, Walgreen Company and Atari, accounted for 58% and 17% of net sales, respectively. For the remainder of fiscal 2003, we that anticipate net product sales to Atari will continue to represent greater than 50% of our net sales.

Worldwide licensing revenues increased by $19,000 for the three months ended March 31, 2003 compared to the same period a year ago. This increase was primarily driven by the $18,000 revenue increase associated with our German licensee (Rondomedia) who has achieved favorable sales growth in its respective market. Worldwide licensing revenues represented 4% and 1%, respectively, of net sales for the three months ended March 31, 2003 and 2002.

International net sales (exclusively comprised of licensing revenues) represented 3% and 1%, respectively, of net sales for the three months ended March 31, 2003 and 2002. For the remainder of fiscal 2003, we anticipate that international net sales will continue to be primarily comprised of licensing revenues, with less than 1% of these sales potentially being from physical product shipments.

Internet sales accounted for 3% and 2%, respectively, of net sales for the three months ended March 31, 2003 and 2002, and we anticipate this percentage remaining relatively constant for the remainder of fiscal 2003. During fiscal 2003, we have continued supporting various programs designed to increase net sales of our products over the Internet, including continuously updating and improving our websites and adding an on-line registration feature to our retail products, which is designed to increase our database of registered users who are interested in receiving promotional offers about our products and drive additional consumer traffic to our websites.

Cost of Sales
-------------
Cost of sales for the three months ended March 31, 2003 were $580,000 compared to $1,911,000 for the three months ended March 31, 2002, representing a decrease of $1,331,000 or 70%. This cost of sales decrease was caused primarily by decreases of:

     o   $1,130,000 in product costs;
     o   $147,000   in royalty costs;
     o   $81,000    in provision for inventory obsolescence;
     o   $53,000    in freight costs; and
     o   $23,000    in other cost of sales.

These cost of sales decreases were partially offset by a $103,000 increase in reclamation costs (associated with product returns) due to a reclamation credit being issued during the prior year's quarter as part of an agreement we reached with a major drug store retailer. We believe that reclamation costs will remain at minimal levels for the foreseeable future as we continue to focus on distributing our products to traditional software retailers and distributors, from whom we continue to experience lower product return rates.

The $1,130,000 decrease in product costs was caused primarily by the overall net sales decrease from the prior year period. Product costs also decreased because we stopped distributing low margin third-party software products to drug store retailers as part of promotional displays also containing our software products, combined with fewer low margin inventory liquidation sales.

The $147,000 decrease in royalty costs was caused by the decrease in net sales, which was partially offset by a higher average royalty rate associated with net sales of newly acquired titles. We anticipate royalty rates for new products to continue rising for the foreseeable future as competition for a limited amount of quality content continues to increase.

The $81,000 decrease in the provision for inventory obsolescence also resulted from our decision to discontinue distributing software products to drug store retailers. During fiscal 2002, our products did not sell through to consumers at drug store retailers at the rates we had anticipated. Much of the product costs associated with products returned from drug store retailers had to be scrapped due to the short product life cycle of this inventory combined with the extended period of time it took these retailers to return products to us. During fiscal 2003, we have not experienced the same high level of inventory obsolescence that occurred in fiscal 2002. We believe the primary reason for this cost improvement is our focus on increasing product distribution to traditional software retailers and distributors servicing such retailers, where our products remain on the retailers' store shelves longer and product sell-through results to consumers have historically been better than we experienced with drug store retailers. Additionally during fiscal 2003, in order to reduce working capital requirements and to conserve cash, we have maintained lower inventory levels (reduced number of active titles and reduced on hand quantities per title), which has reduced the potential for overproducing inventory stock that would possibly have to be scrapped at a later date.

The $53,000 decrease in freight costs was due to the overall reduction in product shipments combined with product shipments now being made to a more concentrated group of retail and distribution customer locations. Additionally, fiscal 2003 freight costs continue to benefit from the reduction in product returns largely attributable to our fiscal 2002 decision to discontinue distributing software products to drug store retailers, and from a more cost effective direct-to-store order fulfillment process for our customers requiring this service.

The $23,000 decrease in other cost of sales related primarily to reduced tool and die costs, warehousing costs, packaging costs and direct-to-store handling costs.

Gross Profit Margin
-------------------
Our gross profit margin for the three months ended March 31, 2003 increased to 62.1% of net sales from 47.3% of net sales for three months ended March 31, 2002. This 14.8% increase in gross profit margin was caused by cost decreases, as a percentage of net sales, as follows:

     o   19.6%  in product costs;
     o    1.1%  in provision for inventory obsolescence;
     o    0.4%  in freight costs; and
     o    0.1%  in other cost of sales.

These costs decreases were partially offset by a 3.3% increase, as a percentage of net sales, in royalty costs due to a greater proportion of net sales being related to royalty sensitive titles compared to the prior period that had a greater proportion of third-party finished good titles, which costs were reflected in product costs during that period. Additionally, we experienced a 3.1% increase, as a percentage of net sales, in reclamation costs due to the agreement previously discussed within the "Cost of Sales" section.

The 19.6% decrease in product costs, as a percentage of net sales, was caused by:

     o Increased sales of higher-priced consumer entertainment PC gaming software titles;
     o Discontinuation of low margin sales of third-party publisher software titles to drug store retailers; and
     o Decreased low margin inventory liquidation sales of end-of-lifecycle software products.

The reasons for the percentage of net sales decreases in inventory obsolescence, freight and other cost of sales are discussed under "Cost of Sales," above.

Our gross profit margin continued to benefit from our decision to discontinue distributing products directly to drug store retailers. Based on our business model of servicing, primarily through third-party distributors, a more concentrated group of mass-merchant, specialty and PC software retailers, and assuming that our existing overall product sell-through to consumers and product return rates from customers remain at current levels, we believe that our overall fiscal 2003 gross profit margin should represent approximately 60% of net sales during that twelve month period. Factors continuing to potentially impact our fiscal 2003 gross profit margin are, among other things:

     o   Controlling the manufacturing and distribution costs of our titles;
     o Retailer and consumer acceptance of our higher-priced PC game software titles;
     o Third-party licensees' success in distributing our titles to international customers and drug store retailers;
     o Establishing successful titles at higher retail price points to compensate for developer royalty rate increases;
     o Inventory liquidation sales yielding below normal profit margins needed to support cash requirements; and
     o Price markdowns and other consumer and retailer incentives to improve product sell-through to consumers.

Operating Expenses
------------------
Product development expenses for the three months ended March 31, 2003 were $108,000 compared to $92,000 for the three months ended March 31, 2002, an increase of $16,000 or 17%. This $16,000 cost increase resulted from the increase in the utilization of outside services and contractors needed to address short-term development initiatives including, among other things: the introduction of new retail titles and additional Internet functionality on our websites.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $592,000 compared to $681,000 for three months ended March 31, 2002, a decrease of $89,000 or 13%. As a result of various cost saving initiatives we implemented during fiscal 2002, we continued to achieve cost savings in various categories, the primary ones being:

     o   $48,000  in marketing promotional expense;
     o   $51,000  in professional service expense;
     o   $27,000  in depreciation and amortization expense; and
     o   $10,000  in other selling, general and administrative expense.

These cost decreases were partially offset by cost increases of:

     o   $22,000  in insurance related costs; and
     o   $25,000  in stock compensation expense related to the valuation of stock options and warrants.

The $48,000 decrease in marketing promotional expense resulted primarily from our decision to discontinue distributing software products directly to drug store retailers. Previously, we had incurred significant merchandising, display and other promotional costs in order to support our distribution strategy with drug store retailers. For the remainder of fiscal 2003, we anticipate that our marketing promotional expenses will continue to trend lower compared to prior year periods.

The $51,000 decrease in professional service expense resulted primarily from reduced litigation issues and consulting arrangements, combined with decreased accounting fees compared to the prior year period.

The $27,000 decrease in depreciation and amortization expense resulted from replacing older assets at a slower rate than these assets are being expensed.

The $22,000 increase in insurance related costs resulted primarily from a substantial increase in Directors and Officers' Liability insurance.

The $25,000 increase in stock compensation expense related to the monthly straight-line expensing over the vesting periods of the value assigned to the stock options granted to employees and non-employee directors during fiscal 2003. As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date.

Interest Expense, Net
---------------------
Net interest expense for the three months ended March 31, 2003 was $6,000 compared to $31,000 for the three months ended March 31, 2002, a decrease of $25,000. This $25,000 decrease was due to the decrease in the average outstanding balance of our previous bank debt, which was repaid as of January 16, 2003, and had carried a floating interest rate of prime plus 3%.

(Benefit) Provision for Income Taxes
-----------------------------------
During the three months ended March 31, 2003, we recognized a ($51,000) benefit for income taxes that resulted from income tax refunds received during this period wherein there was no previously recorded deferred income tax asset, compared to no benefit for income taxes in the same period a year earlier.

Net Income
----------
As a result of the factors discussed above, our net income for the three months ended March 31, 2003 was $296,000 compared to $911,000 for the same period a year earlier, a decrease in net income of $615,000.

Weighted Average Common Shares
------------------------------
The weighted average common shares outstanding on a diluted basis increased by 10,309 for the three months ended March 31, 2003 to 9,999,646 from 9,989,337 for the three months ended March 31, 2002. The current period's increase in the diluted basis calculation of weighted average common shares resulted from additional common stock equivalents ("CSE's"), compared to the same period last year. The diluted basis calculation for the three months ended March 31, 2002, excluded common stock equivalents due to their anti-dilutive impact caused by no CSE's being "in the money" or having an exercise price less than the average price of the Company's stock during that period.

Impact From Agreements with Various Retailers and Distributors
---------------------------------------------------------------
During the three-month period ended March 31, 2002, we entered into an agreement with one of our largest drug store retail customers, which among other things, eliminated any right of product return and allowed us to recognize net product sales of $2,115,000 and net income of $1,122,000. During the three months ended March 31, 2003, we entered into similar agreements with other retailers and distributors, which allowed us to recognize net product sales of $39,000 and net income of $27,000. These amounts had been deferred in accordance with our revenue recognition policy requiring us to recognize sales relating to product shipments to food and drug store retailers based on reported product sell-through to consumers.

Results of Operations

Nine Months ended March 31, 2003 and 2002

Net Sales
---------
For the nine months ended March 31, 2003, net sales decreased by $2,552,000, or 32%, to $5,336,000 compared to $7,888,000 for the same period a year earlier. The $2,552,000 decrease in net sales resulted from a $3,965,000 net product sales decrease to North American non-traditional software retailers and distributors, combined with a $105,000 decrease in net product sales to international distributors, which decreases were partially offset by a $1,410,000 increase in net product sales to North American traditional software retailers and distributors and a $108,000 increase in worldwide licensing revenues.

The following tables represent our net sales by distribution channel and by major customer for the nine months ended March 31, 2003 and 2002, respectively.

                       Net Sales by Distribution Channel
                       ---------------------------------

                                                                         Nine Months ended
                                                                     -------------------------
                                                                      March 31,      March 31,     Increase
Distribution Channel                                                    2003           2002       (Decrease)
------------------------------------------------------------------   -----------   -----------   ------------
North American non-traditional software retailers and distributors   $   117,000   $ 4,082,000   ($ 3,965,000)
North American traditional software retailers and distributors         4,901,000     3,491,000      1,410,000
International software distributors                                        5,000       110,000       (105,000)
Worldwide licensing revenues                                             313,000       205,000        108,000
------------------------------------------------------------------   -----------   -----------   ------------
Net Sales                                                            $ 5,336,000   $ 7,888,000   ($ 2,552,000)
                                                                     ===========   ===========   ============


                           Net Sales by Major Customer
                           ---------------------------
                                                                         Nine Months ended
                                                                     -------------------------
                                                                      March 31,     March 31,      Increase
Customer                                                                2003          2002        (Decrease)
------------------------------------------------------------------   -----------   -----------   ------------
Walgreen Company                                                     $     - 0 -   $ 3,069,000   ($ 3,069,000)
Rite Aid Corporation                                                       - 0 -       512,000       (512,000)
UAV                                                                        - 0 -       407,000       (407,000)
Atari, Inc.                                                            3,173,000     1,792,000      1,381,000
CompUSA                                                                  356,000       137,000        219,000
Jack of All Games                                                        283,000       181,000        102,000
Various inventory liquidation customers                                  328,000       696,000       (368,000)
All other customers and worldwide licensing revenues                   1,196,000     1,094,000        102,000
------------------------------------------------------------------   -----------   -----------   ------------
Net Sales                                                            $ 5,336,000   $ 7,888,000   ($ 2,552,000)
                                                                     ===========   ===========   ============

The $3,965,000 net product sales decrease to North American non-traditional software retailers and distributors resulted primarily from net product sales decreases to the Walgreen Company, Rite Aid Corporation and UAV of $3,069,000, $512,000 and $407,000, respectively. During the nine months ended March 31, 2003, we did not recognize any net product sales attributable to these drug store retailers and distributor. This resulted from our decision in fiscal 2002 to stop distributing products directly to drug store retailers in our attempt to focus on higher margin sales to retailers having a history of successfully merchandising value-priced consumer entertainment PC software.

During the nine months ended March 31, 2002, we recognized revenue attributable to these drug store retailers and distributors based upon reported product sell-through results to consumers at these retailers' store locations. Additionally, during the three months ended March 31, 2002, we entered into an agreement with the Walgreen Company, which among other things, eliminated any right of product return and allowed us to recognize $2,115,000 in net product sales. These sales had been deferred in accordance with our revenue recognition policy requiring us to recognize sales relating to product shipments to food and drug store retailers and distributors based on reported product sell-through to consumers. For additional information regarding the impact of this agreement on our financial results, please refer to the discussion below under "Impact From Agreements with Various Retailers and Distributors".

During the nine months ended March 31, 2002, we recognized $407,000 in net product sales relating to shipments of physical products to UAV, our licensee distributing products to the drug store channel, which amount is reflected within net product sales to North American non-traditional software customers during that period. During fiscal 2003, we expect the majority of our net sales generated at North American non-traditional software retail locations will be through our licensing agreement with UAV. We believe that this relationship will continue to cause our net sales to North American non-traditional software retailers and distributors to decrease significantly, on a comparative basis to prior year periods.

The $1,410,000 net product sales increase to North American traditional software retailers and distributors resulted primarily from net sales increases to Atari, CompUSA and Jack of All Games of $1,381,000, $219,000 and $102,000, respectively. During the nine months ended March 31, 2003, we continued to increase, compared to the same period a year ago, our product distribution at certain mass-merchant and specialty retailers such as Wal-Mart, K-Mart, Target and Best Buy. Partially offsetting the net sales increase to traditional software customers during this period was the $368,000 decrease in net sales of end-of-lifecycle products to various inventory liquidation customers compared to the same period a year earlier.

For the nine months ended March 31, 2003, net product sales to North American third-party distributors represented 75% of net sales, compared to 42% of net sales during the same period a year earlier. For the foreseeable future, we expect to continue selling the majority of our products through third-party distributors, such as Atari in the United States market and Jack of All Games within the Canadian market, as opposed to direct-to-store distribution to retailers, which usually include higher order fulfillment costs.

During the nine months ended March 31, 2003, one major customer, Atari, accounted for 59% of net sales, compared to the nine months ended March 31, 2002, when two major customers, Walgreen Company and Atari, accounted for 39% and 23% of net sales, respectively. For the remainder of fiscal 2003, we anticipate that net product sales to Atari will continue to represent greater than 50% of our net sales.

The $105,000 decrease in net product sales to International software distributors resulted from our transition to higher margin licensing distribution agreements covering non-North American territories from lower margin physical product distribution agreements within these markets. As a result, our international net product sales represented less than 1% of net sales for both of the nine-month periods ended March 31, 2003 and 2002. For the remainder of fiscal 2003, we anticipate that international net product sales will continue to represent less than 1% of net sales.

The $108,000 increase in worldwide licensing revenues resulted from the $106,000 revenue increase associated with our primary North American licensee (UAV) and our German licensee (Rondomedia). During the nine months ended March 31, 2003, worldwide licensing revenues accounted for 6% of net sales compared to 3% of net sales for the comparable prior year's nine-month period. Based on current trends, and in particular the anticipated continued decrease in licensing revenues from the United Kingdom and other key territories, we expect worldwide licensing revenues to represent approximately 5% of net sales for all of fiscal 2003.

During fiscal 2003, we have continued supporting various programs designed to increase the net sales of our products over the Internet. Internet sales accounted for 3% of net sales for the nine months ended March 31, 2003, compared to 2% of net sales for the same period last year. We anticipate Internet sales, as a percentage of net sales, to remain near 3% for the remainder of fiscal 2003.

Cost of Sales
-------------
Cost of sales for the nine months ended March 31, 2003 were $2,201,000 compared to $4,245,000 for the nine months ended March 31, 2002, representing a decrease of $2,044,000 or 48%. This cost of sales decrease was caused by decreases of:

     o   $1,541,000  in product costs;
     o   $186,000    in provision for inventory obsolescence;
     o   $147,000    in royalty costs;
     o   $105,000    in freight costs; and
     o   $65,000     in reclamation and other cost of sales.

The $1,541,000 decrease in product costs was caused primarily by the overall net sales decrease from the prior year period. Product costs also decreased because we stopped distributing low margin third-party software products to drug store retailers that had required these titles to be part of promotional displays also containing our software products, combined with a decrease in low margin inventory liquidation sales during the same period a year ago.

The $186,000 decrease in the provision for inventory obsolescence also resulted from our decision to discontinue distributing software products to drug store retailers. During fiscal 2002, our products did not sell through to consumers at drug store retailers at the rates we had anticipated. Much of the product costs associated with products returned from drug store retailers had to be scrapped due to the short product lifecycle of this inventory combined with the extended period of time it took these retailers to return products to us. We believe the primary reason for this cost improvement is our focus on increasing product distribution to traditional software retailers and distributors servicing such retailers, where our products remain on the retailers' store shelves longer and product sell-through results to consumers have historically been better than we experienced with drug store retailers.

The $147,000 decrease in royalty costs was caused by the decrease in net sales, which was partially offset by a higher average royalty rate associated with net sales of newly acquired titles.

The $105,000 decrease in freight costs was due to the overall reduction in product shipments combined with an increase in cost effective product shipments to a more concentrated group of retail and distribution customer warehouses. Additionally, fiscal 2003 freight costs have benefited from the reduction in product returns largely attributable to our fiscal 2002 decision to stop distributing software products to drug store retailers.

The $65,000 decrease in reclamation and other cost of sales, resulted primarily from our decision to discontinue distributing software products to drug store retailers with whom we had previously experienced high product return rates, combined with cost reductions in warehousing, packaging and direct-to-store handling costs.

Gross Profit Margin
-------------------
Our gross profit margin for the nine months ended March 31, 2003 increased to 58.8% of net sales from 46.2% of net sales for the nine months ended March 31, 2002. The 12.6% increase in gross profit margin was caused by cost decreases, as a percentage of net sales, as follows:

     o   12.2% in product costs;
     o    2.0% in provision for inventory obsolescence;
     o    0.4% in freight costs; and
     o    0.1% in reclamation and other cost of sales.

In particular, the 12.2% decrease in product costs, as a percentage of net sales, was caused by:

     o Discontinuation of low margin sales of third-party publisher software titles to drug store retailers;
     o Decreased low margin inventory liquidation sales of end-of-lifecycle software products; and
     o Increased sales of higher-priced consumer entertainment PC gaming software titles.

The reasons for the percentage of net sales decreases in the provision for inventory obsolescence, freight costs, reclamation costs, and other cost of sales are discussed under "Cost of Sales," above.

These cost of sales decreases, as a percentage of net sales, were partially offset by a 2.1% increase, as a percentage of net sales, in royalty costs due to higher royalty rates being associated with current period's software titles, combined with a larger proportion of net sales being related to internally published titles that require us to pay a royalty compared to the prior nine-month period that included a larger proportion of finished good products purchased from third-party publishers that did not cause us to incur a royalty obligation.

Operating Expenses
------------------
Product development expenses for the nine months ended March 31, 2003 were $313,000 and represented no change from the amount for the nine months ended March 31, 2002.

Selling, general and administrative expenses for the nine months ended March 31, 2003 were $1,886,000 compared to $2,216,000 for the nine months ended March 31, 2002, a decrease of $330,000 or 15%. As a result of various cost saving initiatives we implemented during fiscal 2002, we continued to achieve cost savings in various categories. The primary cost reductions were:

     o   $245,000  in marketing promotional expenses;
     o   $79,000   in depreciation and amortization expense;
     o   $66,000   in cash discount expense;
     o   $58,000   in professional service expense; and
     o   $41,000   in other operating expenses.

These cost decreases were partially offset by cost increases of:

     o   $72,000   in salary related costs; and
     o   $87,000   in stock compensation expense related to the valuation of
                   stock options and warrants.

The $245,000 decrease in marketing promotional expenses resulted primarily from our decision to discontinue distributing software products directly to drug store retailers.

The $79,000 decrease in depreciation and amortization expense resulted from not replacing aging assets at historical rates in an effort to conserve cash. For the remainder of fiscal 2003, equipment expenditures are anticipated to be primarily associated with upgrading our internal computer network systems.

The $66,000 decrease in cash discount expense was caused because we no longer experience the 2% to 3% in cash discounts required by drug store retailers associated with their receivable payments.

The $58,000 decrease in professional service expense resulted from reduced litigation issues and consulting arrangements, combined with decreased accounting fees compared to the same nine-month period, a year ago.

The $41,000 decrease in other operating expenses resulted from cost savings in various categories, such as: building rent expense, bad debt provision and tradeshow costs.

The $72,000 increase in salary related costs resulted from a $106,000 increase in accrued employee bonus expense, which was partially offset by $34,000 in other salary related savings. We believe that we have now structured our employee workforce to a level that most effectively supports our projected operations for the foreseeable future, and we do not anticipate a significant decrease or increase in the number of employees during the remainder of fiscal 2003.

The $87,000 increase in stock compensation expense was comprised of $16,000 in expense relating to the common stock warrant issued to Fleet Bank during fiscal 2002 (and subsequently redeemed on January 16, 2003) and $71,000 in expense relating to the stock options granted to employees and non-employee directors during the first nine months of fiscal 2003. As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date.

Interest Expense, Net
---------------------
Net interest expense for the nine months ended March 31, 2003 was $36,000 compared to $104,000 for the nine months ended March 31, 2002, a decrease of $68,000. This $68,000 decrease was due to the decrease in the average outstanding balance of our bank debt, which was repaid on January 16, 2003, and had carried a floating interest rate of prime plus 3%.

(Benefit) Provision for Income Taxes
------------------------------------
During the nine months ended March 31, 2003, we recognized a ($51,000) benefit for income taxes that resulted from income tax refunds received during this period wherein there was no previously recorded deferred income tax asset, compared to a $1,000 provision for income taxes during the same period a year earlier.

Net Income
----------
As a result of the factors discussed above, our net income for the nine months ended March 31, 2003 was $951,000 compared to a $1,009,000 for the same period a year earlier, a decrease in net income of $58,000.

Weighted Average Common Shares
------------------------------
The weighted average common shares outstanding on a diluted basis increased by 9,720 for the nine months ended March 31, 2003 to 9,999,057 from 9,989,337 for the nine months ended March 31, 2002. The current period's increase in the diluted basis calculation of weighted average common shares resulted from additional common stock equivalents ("CSE's"), compared to the same period last year. The diluted basis calculation for the nine months ended March 31, 2002, excluded common stock equivalents due to their anti-dilutive impact caused by no CSE's being "in the money" or having an exercise price less than the average price of the Company's stock during that period.

Impact From Agreements with Various Retailers and Distributors
---------------------------------------------------------------
During the nine month period ended March 31, 2002, we entered into an agreement with one of our largest drug store retail customers, which among other things, eliminated any right of product return and allowed us to recognize net product sales of approximately $2,115,000 and net income of $1,122,000. During the nine months ended March 31, 2003, we entered into similar agreements with other retailers and distributors, which allowed us to recognize net product sales of $120,000 and net income of $108,000.

Liquidity and Capital Resources

At March 31, 2003, we had $1,057,000 in working capital and $1,088,000 in stockholders' equity, compared to $94,000 in working capital and $99,000 in stockholders' equity at June 30, 2002.

At March 31, 2003, we had $362,000 in cash compared to $700,000 at June 30, 2002. This $338,000 decrease in cash resulted from $947,000 in net cash used in financing activities and $7,000 in net cash used in investing activities, which cash uses were partially offset by $616,000 in net cash provided by operating activities.

For the nine months ended March 31, 2003, net cash provided by operating activities was $616,000 compared to net cash provided by operating activities of $951,000 for the nine months ended March 31, 2002. The $616,000 net cash provided by operating activities during the current period was caused by cash sources of:

     o   $951,000   in net income;
     o   $940,000   in provisions for product returns, price markdowns, bad
                    debts and inventory obsolescence; and
     o   $120,000   in depreciation, amortization and other non-cash items.

Partially offsetting these cash sources were cash uses of:

     o   $1,125,000 in increased accounts receivable;
     o   $115,000   in decreased accrued expenses;
     o   $109,000   in decreased in accounts payable; and
     o   $46,000    in increased prepaid expenses and inventory.

For the nine months ended March 31, 2003, net cash used in investing activities was $7,000 compared to $29,000 in net cash used in investing activities for the nine months ended March 31, 2002. For the remainder of fiscal 2003, we anticipate investing activities to relate mostly to additional upgrades to our computer network's hardware and software.

For the nine months ended March 31, 2003, net cash used in financing activities was $947,000 compared to net cash used in financing activities of $656,000 for the nine months ended March 31, 2002. The $947,000 net cash used in financing activities for the current period resulted from $840,000 in repayments of bank debt, $50,000 in the redemption of the common stock warrant issued to Fleet Bank and $57,000 in repayments of a note payable.

On July 23, 2001, Fleet Bank (the "Bank") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition, the Bank would no longer continue to fund the $2,000,000 credit facility. On November 2, 2001, we entered into an agreement with the Bank to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. The agreement provided that the remaining outstanding balance owed under the credit facility was to be repaid by July 31, 2003 in monthly installments, with interest at the prime rate plus three percent. On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on this term loan, together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement.

As part of the November 2, 2001 forbearance agreement, we issued a warrant to the Bank for the purchase of 750,000 shares of our common stock. The warrant was exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provided that the Bank had demand registration rights that began on November 1, 2002. On January 16, 2003, we redeemed this warrant from the Bank for $50,000.

Contractual Obligations and Commitments
---------------------------------------
In the normal course of obtaining additional product content, we continually enter into licensing agreements with third-party software developers that require us to pay quarterly royalty fees, based upon net sales of our software titles containing licensed content. Additionally, most of these agreements require us to make advance payments (primarily advanced royalty fees) to these developers prior to us recognizing any net sales of software titles containing this licensed software content. As of March 31, 2003, we had commitments to pay $95,000 to various developers for advanced developer payments under such agreements.

Our 5,000 square foot office and development facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2004. Additionally, we currently rent certain office equipment through various operating lease agreements.

As a result of an agreement with the third-party to which we sold our United Kingdom subsidiary in May 2001, we have purchase obligations for 50,000 units of consumer entertainment PC software from this third party for fiscal 2003 and 2004, at a delivered cost of $1.50 per unit, for a total annual commitment of $75,000 during each of those fiscal years. As of March 31, 2003, we had not purchased any of this fiscal year's annual commitment.

The following table represents a summary of contractual obligations and commitments as of March 31, 2003.

                                         Developer    Operating     Purchase
Payments Due by Period                  Commitments     Leases     Obligations    Totals
-------------------------------------   -----------   ----------   -----------   ---------
Remaining three months of fiscal 2003      $ 95,000    $  16,000      $ 75,000   $ 186,000
Fiscal 2004                                   - 0 -       63,000        75,000     138,000
Fiscal 2005                                   - 0 -       29,000         - 0 -      29,000
Fiscal 2006                                   - 0 -       19,000         - 0 -      19,000
Fiscal 2007 and thereafter                    - 0 -       28,000         - 0 -      28,000
-------------------------------------   -----------   ----------   -----------   ---------
Totals                                     $ 95,000    $ 155,000     $ 150,000   $ 400,000
                                        ===========   ==========   ===========   =========


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

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure provisions of this statement in the current quarter of fiscal year 2003.


During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts for prior periods reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. These costs were $16,000 and $11,000 for the three months ended March 31, 2003 and 2002, respectively, and $116,000 and $53,000 for the nine months ended March 31, 2003 and 2002, respectively.


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

In fiscal 2002 we earned net income of $2,181,000 compared to the $5,933,000 net loss we incurred in fiscal 2001. Prior to those periods, we earned approximately $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and 1998, respectively.
We began operations in July 1992, and experienced significant losses from inception through the end of fiscal 1997. Prior to fiscal 1998, we funded our operations mostly through proceeds from our initial public offering of common stock in October 1995 and through the sale of preferred stock in private offerings in November 1996, and January and April 1997, in addition to proceeds from the exercise of various common stock warrants and stock options. We have since funded our business activities from cash generated from operations and bank borrowings. Currently, we do not have access to any bank borrowings.

Our accumulated deficit at June 30, 2002 was $9,768,000. Even though we achieved modest profitability in fiscal 2002, given current market conditions in the United States in general, and the effects from the significant loss we sustained in fiscal 2001, there can be no assurance that we will be profitable in fiscal 2003 and beyond. Our operations today continue to be subject to all of the risks inherent in the operation of a small business, which has liquidity problems in a highly competitive industry dominated by larger competitors. These risks include, but are not limited to, development, distribution and marketing difficulties, competition, and unanticipated costs and expenses. Our future success will depend on our ability to be profitable in the development, marketing and distribution of our current and future software products.

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

While we no longer carry any bank debt, we also do not currently have access to a credit facility. Our ability to continue operations requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations.

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

Our success depends on continued viable business relationships with key distributors and retailers. Many of the largest mass-market retailers have buying relationships with certain distributors, and these retailers often will only buy consumer entertainment PC software from such distributors. Our financial condition could be materially harmed if these distributors were unwilling to distribute our products. Additionally, even if the distributors are willing to purchase our products, distributors are frequently able to dictate the price, timing and other terms on which we can distribute our products to such retailers. We also may not be able to distribute our products directly to key retailers on terms that we consider commercially acceptable. If we cannot negotiate sales terms with these retailers that are commercially acceptable, we may then choose to distribute our products to such retailers through a large distributor, such as Atari, which would further concentrate our sales to only a few large customers. Our inability to negotiate commercially viable distribution relationships with significant retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

A significant part of our sales come from a limited number of customers. Due to our decision during fiscal 2002 to discontinue selling our consumer entertainment PC software products directly to drug store retailers and distributors and to focus instead on selling our products to mass-merchant, specialty and PC software retailers that have traditionally sold value-priced consumer entertainment PC software, we now rely primarily on a concentrated group of large customers. The majority of our current sales are to mass-merchant, specialty and PC software retailers, and distributors serving such retailers, and in particular to Atari. Atari is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart, Target, and Best Buy, among others. Our net sales to Atari during the fiscal year ended June 30, 2002 were $2,311,000 and represented 21% of our total net sales. During the nine months ended March 31, 2003, our net sales to Atari accounted for 59% of our overall net sales. We anticipate that net sales to Atari may represent greater than 50% of our total net sales during fiscal 2003. Accordingly, we expect to continue depending upon a limited number of significant customers, and in particular Atari, for the foreseeable future.

Most of our customers, including Atari, may terminate their relationship with us at any time. In the event that we lose our distribution capability through Atari or any of our other large customers, it would significantly harm our financial condition and our ability to continue as a going concern.

We may experience customer payment defaults and uncollectible accounts receivable if our distributors' or retailers' businesses fail or if they otherwise cannot pay us. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and many of these businesses have failed. These business failures have increased and may continue to increase as a result of economic conditions in the United States. The insolvency or business failure of any significant retailer or distributor of our products would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. The failure to pay an outstanding receivable by a significant customer would significantly harm our business, operating results and financial condition.

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

The consumer entertainment software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for a shrinking amount of shelf space. Retailers have a limited amount of shelf space on which to display consumer entertainment PC software products. There is intense competition among consumer entertainment PC software publishers for shelf space and promotional support from retailers. As the number of PC software titles continues to increase, the competition for shelf space continues to intensify, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. Also, our larger competitors may have more leverage than us to negotiate more and better-positioned shelf space than us. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our sales would significantly decrease.

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

We may not be able to continue to maintain the trading of our stock on the OTC Bulletin Board, which later this year will begin implementing listing standards and an application approval requirement to transition to the new Bulletin Board Exchange (BBX) trading system. The BBX trading system will also require listing fees. Even if we are successful in maintaining trading of our stock on the OTC Bulletin Board or the BBX, many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which would make it difficult to sell our stock. If we are not eligible to list our common stock for trading on the BBX, our stock will then be traded on the Pink Sheets, which may have even less trading volume potential and more price fluctuations than the OTC Bulletin Board.

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

(b)    Reports on Form 8-K

On April 28, 2003, the Company filed a report on Form 8-K regarding a press release announcing its third quarter fiscal 2003 financial results.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: May 14, 2003                          /s/  Gerald W. Klein
      ------------                          --------------------
                                            Gerald W. Klein, President, Chief
                                            Executive Officer and Director


Date: May 14, 2003                          /s/ Thomas W. Murphy
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

Date: May 14, 2003

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


Date: May 14, 2003

                                        /s/ Thomas W. Murphy
                                        Thomas W. Murphy
                                        Chief Financial Officer and
                                        Chief Accounting Officer

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the three and nine months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

       1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Gerald W. Klein
Gerald W. Klein
President and Chief Executive Officer
May 14, 2003

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the three and nine months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
W. Murphy, Chief Financial Officer and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

       1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in theReport fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Thomas W. Murphy
Thomas W. Murphy
Chief Financial Officer and Chief Accounting Officer
May 14, 2003