Form 10KSB
period 2003-06-30
EGAMES INC
filed 2003-09-26
CIK 948703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark one)
    |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2003

    |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27102

                                  eGames, Inc.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                   23-2694937
   (State or other jurisdiction of               (IRS Employer Identification
    incorporation or organization)                           Number)

2000 Cabot Boulevard, Suite 110, Langhorne, PA             19047-1811
   (Address of principal executive offices)                (Zip code)

     Registrant's telephone number, including area code   215-750-6606

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------
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

State issuer's revenues for its most recent fiscal year:  $7,211,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,052,000 as of September 18, 2003.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of Common Stock, no par value per share, as of September 18, 2003.

Transitional Small Business Disclosure Format (check one): Yes (   )   No ( X )

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. With the exception of those portions, which are expressly incorporated by reference, the proxy statement is not deemed to be filed as a part of this report.

                                   eGames, Inc.
                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 2003

                                      INDEX


                                                                           Page
                                                                           ----
                                     PART I

Item  1.  Business........................................................   3

Item  2.  Properties......................................................  14


                                     PART II

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters.............................................  14

Item  6.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........................................  15

Item  7.  Financial Statements............................................  27

Item 8A.  Controls and Procedures.........................................  47

                                    PART III

Item  9.  Directors and Executive Officers of the Registrant..............  47

Item 10.  Executive Compensation..........................................  47

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................  47

Item 12.  Certain Relationships and Related Transactions..................  47

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K..........................  48

Item 14   Principal Accountant Fees and Services..........................  49

Index of Exhibits.........................................................  48
Signatures................................................................  50

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements about future events and our future financial performance that involve risks and uncertainties. Actual events and our actual future financial results may differ substantially from the events and results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 9 to 14.

Item 1.   Business

GENERAL

eGames, Inc., formerly RomTech, Inc. ("eGames", "our" or "we") is a publisher of consumer entertainment PC software games. We were incorporated in Pennsylvania in July 1992. We believe that consumers make their PC gaming software purchase decisions based on the same criteria they use for other consumer product purchases, relying on recognized brands for consistent quality, high value, and ease of use. Our fundamental business strategy is to establish and then leverage successful eGames brands to be sold to consumers at major mass-market retail stores and electronic specialty stores, such as Wal-Mart, Target, Best Buy, K-Mart, and CompUSA. We promote our proprietary brand names, including eGames(TM), Galaxy of Games(R), Game Master Series(TM), and Outerbound(TM), in order to generate customer loyalty, encourage repeat purchases and differentiate the eGames brands to both retailers and consumers. We target home personal computer ("PC") users who seek full-featured, value-priced and easy-to-use consumer entertainment software. All eGames titles are family friendly, easy-to-use, and most are rated E for Everyone by the ESRB (Entertainment Software Ratings Board), which means they are non-violent and appropriate for all ages. The majority of our software titles are typically sold in jewel case packaging that incorporate many of the attractive packaging features found in higher priced box products, yet sell at retail for only $9.99. Our Game Master Series titles are our premier software offering and are distributed as boxed software products, and generally sell at retail for $19.99, yet include game content and attractive packaging comparable to other boxed PC software titles priced significantly higher at retail.

Industry Background

The worldwide consumer entertainment software market is very competitive. We compete with other companies with operations that vary from small companies with minimal resources to larger companies with much greater resources than ours.

The growth in the worldwide consumer entertainment software market in recent years has been driven by many forces, such as: the increasing number of multimedia PCs in the home and office, the increasing access by consumers to the Internet through high-speed connections in order to play online games, the increasing number of game console devices in the home, the proliferation of game titles, the development of new technologies and expanding distribution channels. Technological advances and declining prices of microprocessors, graphics chips, CD-ROM drives, hard-drive storage capacities and other technical devices have made advanced computer entertainment more affordable to a growing number of consumers.

The growth in the installed base of multimedia PCs has created a mass market for consumer entertainment PC software games. The development of this mass market for consumer entertainment PC software games has led to the growing importance of mass merchant PC software sales as a distribution channel, and has increased the pricing pressure for these games and the competition for retail shelf space. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. Faced with the challenges of marketing and distribution, many independent software developers for PC games are pursuing relationships with publishing companies with broader distribution capabilities, including better access to mass market retailers and greater merchandising, marketing and promotional support. At the same time, retailers with limited shelf space in their stores are faced with the challenge of managing an increasing number of additional software titles. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment PC software companies and the diversification of products offered by these companies. This trend towards industry consolidation is expected to continue for the foreseeable future.

BUSINESS STRATEGY

The goal of our business strategy is to be a leading publisher of high quality, value-priced consumer entertainment PC software games. We continue to work towards implementing a business plan that focuses on:

     o gaining brand name recognition of our PC game software titles;
     o developing new top-selling titles within existing brands and core game genres;
     o developing additional top-selling titles within new brands and game categories;
     o strengthening existing and developing new distribution and retail relationships; and
     o expanding our Internet presence through improved strategies and more comprehensive websites.

The eGames Business Model. The dominant element of our strategy is to bring familiar, fun, family friendly games to PC users of all ages and capabilities at affordable prices, while maintaining a lean and focused business organization. Our business model is based on the premise that the under $20 retail price segment, the value-priced segment, of the PC game software market will continue to be the largest segment of the market in unit sales for the foreseeable future. Our business model focuses primarily on this segment of the market in an effort to gain market share, increase sales and grow both earnings and cash flow.

We Rely On Consumer Research and Marketplace Data. We use marketplace sales data to determine which types of products are achieving successful consumer acceptance via strong retail sell-through results of various consumer entertainment software categories. We then focus on developing successful titles that have a sustainable lifecycle and appeal to a broad range of consumers. This involves either developing or obtaining the rights to products that we anticipate meeting these criteria while complementing our branding strategy.

Deliver Products To Market Quickly To Maximize Sales Opportunities. We believe that the best method of bringing successful products to market is to identify products that consumers are currently enjoying and will likely continue seeking out. We then focus on quickly developing or procuring product content that we believe the consumer will be attracted to when it is combined with our appealing and distinctive packaging that is designed to encourage impulse purchases in retail stores. Our product development efforts focus on product design, a standard user-friendly interface, ease-of-use, product quality and consistency. Our internal product development team coordinates with third-party software developers in developing PC software games that we believe consumers will want to play. We maintain control over the creative and marketing aspects of our products by working closely with these third-party software developers on each project in order to minimize product development costs and to increase the potential consumer acceptance of new titles at retail locations.

Develop Products That Are Easy To Play. We design our products to be simple and easy to install and play, requiring little or no technical experience or subsequent support. We provide very basic customer support for our products to consumers who have purchased our products, and based on consumer feedback we may incorporate different or upgraded features within future titles.

Gaining Distribution. Gaining widespread retail distribution is a very important element of our business strategy. Our flexible distribution model enables retailers to buy eGames software titles directly from us or from a distribution partner that may already be effectively serving the retailer's software needs. Our challenge is to make retailers aware of our products and to assure that they have access to our products in a manner acceptable to them and profitable to us. Due to the additional costs associated with servicing certain retail customers directly, we attempt to seek either minimum order requirements for direct-to-store shipments or price increases to cover the additional costs associated with direct-to-store shipments. Our aim is to make eGames software titles readily available to consumers at the retail stores in which they shop most frequently.

Market Brand Names That Deliver Consistent Quality. We focus our marketing resources on developing brands that represent value, quality and consistency to the consumer. We believe that recognizable brands offer a safe and secure choice to the consumer in an otherwise confusing, fast changing and often intimidating software marketplace for games. We believe that consumers view successful brand logos as friendly marks of quality assurance. Once a consumer becomes highly satisfied with a brand in any given product category, we believe they will typically tend to actively seek out that brand versus competing brands. We believe that successful brands can lead to consistently successful product sell-through to consumers at retail stores, which is our objective.

INTERNET STRATEGY

Our Internet strategy is based upon three underlying principles: providing exceptional customer service; building customer equity; and creating mutually beneficial relationships with business partners. By focusing on these three fundamentals, eGames is working towards creating an Internet presence that not only reinforces our retail strengths, but also provides innovative and unique methods for building new business opportunities and generating additional revenue streams.

Our websites, www.egames.com, www.outerboundgames.com and www.realagegames.com, are comprehensive websites where visitors can: try out great demos; play fun games for free; buy our products (both physical and downloadable versions); register software purchases; access our SEC filings and press releases; or access product support. We seek to maintain leading edge websites that provide value added services and information to new and repeat visitors. While we strive for visually appealing websites, it is important that they be intuitive in their functionality. Our goal is to maintain this level of service so that our Internet presentation represents our commitment to providing fun, easy-to-use games and services.

MARKETING

Our marketing efforts include: participating in advertising programs with specific retailers; participating in retail trade shows; developing our websites, (www.egames.com, www.outerboundgames.com and www.realagegames.com); issuing press releases and establishing media contact; and distributing demonstration software through the Internet or on compact discs ("CD's"). Our marketing department is responsible for creating programs to generate product sell-in orders (sales to retailers and wholesale distributors) and sell-through results (retail sales to end consumers). Our graphic design department creates attractive package designs, catalogs, brochures, advertisements and related promotional materials. Our marketing personnel and outside contractors work together to coordinate retail and publicity programs so that they are in place when products are initially shipped to retailers. Accordingly, in-store advertising, public relations, and advertisements are designed and implemented in concert with product availability at retail stores.

SALES AND DISTRIBUTION

North American Sales and Distribution. We primarily sell our products through national software distributors servicing North American mass-merchant retailers including Wal-Mart, Target, Best Buy and K-Mart. Additionally, we have direct sales relationships with certain software retailers, including CompUSA. We utilize electronic data interchange ("EDI") hardware and software systems in order to satisfy our direct sales retailers that require direct-to-store distribution and replenishment capability.

During fiscal 2003, 76% of our net sales were attributable to product shipments to wholesale distributors, including Atari, Inc. ("Atari") and Jack of All Games, compared to fiscal 2002 when sales to wholesale distributors represented 44% of net sales.

During the year ended June 30, 2003, we had one major customer, Atari, that represented 61% of net sales, compared to the year ended June 30, 2002, when we had three major customers, Walgreen Company, Atari, and Rite Aid Corporation, which accounted for approximately 28%, 21% and 15% of net sales, respectively. (See "Our success depends on continued viable business relationships with key distributors and retailers" and "A significant part of our sales come from a limited number of customers" under "Risk Factors," page 10).

International Revenues. We have transitioned our international distribution efforts to a series of licensing agreements covering various territories outside of North America, with the majority of our international revenues originating from the United Kingdom, Germany, Australia and Brazil.

We seek to maximize our worldwide sales and earnings by releasing high quality localized foreign language titles, whenever practicable, and by continuing to expand the number of third-party licensees authorized to replicate and distribute our products. Currently, we license the publishing of localized versions of our products in French, German, Italian, Spanish, Portuguese and Japanese.

Our international net revenues, including both product net sales and licensing revenues, for the years ended June 30, 2003 and 2002 were $314,000 and $394,000, respectively. Our international net revenues, as a percentage of net sales, represented 4% of net sales during fiscal 2003 and 2002.

Distribution Procedures. Our sales staff calls on retail accounts directly and works with distributors' sales and purchasing personnel in order to help maximize the sales potential with specific retail accounts. Our sales staff works with the retail buyers and their distributors to ensure that an appropriate level of our products are inventoried for each retail outlet, stocking levels are adequate, promotions and advertising are coordinated with product availability, and in-store merchandising plans are properly implemented.

The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, all of which generally allow for product returns and price markdowns if our products do not sell through to the consumer at levels satisfactory to the retailers. We sell our product to distributors and retailers on credit, with standard terms of FOB Destination and payment due 60 days from invoice date. (See "Our customers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations", and "We may experience payment defaults and un-collectible accounts if our distributors' or retailers' businesses fail or they otherwise cannot pay us," page 10). Allowances for product returns and price markdowns by distributors and retailers are established and maintained at levels that we believe are adequate based primarily on reviewing regularly provided customer reports reflecting recent product sell-through results to consumers at retailers' stores and current field inventory levels, combined with historical product returns and price markdowns experience for our larger customers (See Note 1 to Financial Statements, "Summary of Significant Accounting Policies, Revenue Recognition" and Item 6 "Management's Discussion and Analysis of Results of Operations and Financial Condition"). However, there can be no assurance that the actual product returns and price markdowns we experience will not exceed our established allowances.

COMPETITION

The consumer entertainment PC game software industry is intensely competitive and is continuing to evolve and consolidate. The market for value-priced consumer entertainment PC software games is especially competitive. We believe that the principal competitive factors include content quality, brand name recognition, ease-of-use, merchandising, product features, reliability, on-line technology, distribution channels, and price.

We compete primarily with other PC software game publishers. Our competitors vary in size from very small companies with limited resources to very large operations with much greater financial, marketing, distribution, technical and other resources than us. Although there are a variety of consumer PC software game publishers, based on our product lines and price points, Microsoft, Electronic Arts, Atari, Activision, Disney, Vivendi, THQ, Cosmi, Take-Two Interactive, and Interplay are our primary competitors. In addition, it is possible that certain large PC software game companies, hardware companies and media companies may increasingly focus on the value-priced segment of the PC software market, particularly in on-line Internet gaming and other Internet-based gaming models, resulting in additional competition.

The market for product content from third-party PC software game developers and content providers is also extremely competitive. We may not be successful in competing for the best content for our products, if competitors achieve better access to distribution channels, have greater financial resources to pay for development services or structure royalty agreements, or have developed a widely recognized brand. (See "The consumer entertainment PC software market is highly competitive and changes rapidly," under "Risk Factors" page 11.)

PRODUCT DEVELOPMENT

We seek to develop a broad line of branded products in rapidly growing and sustainable market categories. We primarily use marketplace sales data (including reported industry sales and retail product sell-through results to consumers) to help determine which products are achieving successful sales results in the consumer entertainment PC software game categories we focus on. New product ideas are evaluated based on market research in the subject area, the type and demographics of the target consumer, and the existence and characteristics of competitive products. We then procure products that we expect will meet these criteria while complementing and supporting our branding strategy.

Our Manager of Product Development oversees the development of a product from conception through completion, and controls the scope, design, content and management of the project. We seek to publish new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and upgrades to achieve "better than" characteristics compared to directly competitive products.

Our internal development efforts focus primarily on product design and features, consistent user interfaces, and product quality and consistency. We supplement our internal product development resources by using existing technologies and externally developed programming and content. We believe this results in a more efficient method of creating a higher quality product. Using this method, we maintain internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development costs and risks. Development costs associated with externally licensed technology are represented by one-time customization fees reflected in operating expenses, and through royalty fees reflected in our cost of sales based on net sales of the licensed products. As competition for PC gaming software game content increases, and as we bring more higher-priced game titles to market, the likelihood that we will pay larger advance royalties will increase.

Developed products are tested for quality assurance before being released for mass production by our third-party replication vendor. Products are typically tested for performance, compatibility with numerous popular PC brands and configurations, typical installation issues, functionality, and ease-of-use. Marketing or development employees, under a manager's supervision, are responsible for reviewing customer feedback, competitive products, product performance, and market positioning in order to help introduce additional titles that reflect current consumer trends while still adhering to our business strategy.

BACKLOG

We typically ship our products within several days after accepting a customer's purchase order, which is common in the consumer entertainment PC software game industry. Consequently, we do not usually generate a backlog of customer orders that would be a significant indicator of future revenues or earnings.

CUSTOMER AND PRODUCT SUPPORT

Customer and product support standards are very high in the consumer entertainment PC software game market. In order to remain competitive, we provide telephone and Internet product support to the end consumer who purchases our product either at a retailer's store or through the Internet at no additional charge to them. The cost to provide this service is already included in the price we charge to our distributors and retailers. We believe that high-quality, user-friendly product support can provide valuable feedback to our marketing and software development personnel for use in the product development process. We sell high-quality, easy-to-play, basic software games for the PC. Accordingly, the support we provide to consumers is typically simple and low level in nature and usually occurs (if at all) shortly after consumers purchase our products. These services are rendered by our customer support staff and through the frequently asked questions ("FAQ") section of our website, and the costs to provide these services have historically been minimal (about 1% of net sales).

OPERATIONS

Our accounting, purchasing, inventory control, scheduling, order processing and development activities are conducted at our headquarters in Langhorne, Pennsylvania. Our information management system supports order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, and mailing list management. Subject to credit terms and product availability, orders are typically shipped from one of our third-party contractors' facilities shortly after we receive a customer's purchase order. Third-party contractors replicate our PC software game titles onto CD's and assemble our jewel case and box products based upon instructions from our operations department. The same third-party contractors ship most of our products directly from one of their warehousing facilities to our retail and distribution customers. We have multiple sources for all components of our products, and have not experienced any material delays in production or assembly.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of June 30, 2003, we had 15 full-time and 2 part-time employees, of which 5 were employed in product development, 3 in sales, marketing and customer support, and 9 in operations, finance and administration. In addition, at any point in time, we regularly utilize approximately 20 independent contractors in connection with our product development activities. Of these independent contractors, we are substantially dependent upon less than 5 of them to develop the PC software titles that have become and continue to be our best-selling products. No employees are represented by labor unions, and we have never experienced a work stoppage.

INTELLECTUAL PROPERTY RIGHTS

We rely primarily on a combination of trademark, copyright, trade secret and other proprietary rights laws, license agreements, third-party nondisclosure agreements and other methods to protect our proprietary rights. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized duplication or infringement of our software. We generally sell our published software products under licenses from independent software developers and, in such case we do not acquire the copyrights for the underlying content.

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

We sustained a significant loss in fiscal 2001, making it difficult to evaluate our future financial prospects based on current financial results. In fiscal 2002 we earned net income of $2,181,000 compared to the $5,933,000 net loss we incurred in fiscal 2001. In fiscal 2003 we earned net income of $1,592,000. Prior to those periods, we earned approximately $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and 1998, respectively. We began operations in July 1992, and experienced significant losses from inception through the end of fiscal 1997. Prior to fiscal 1998, we funded our operations mostly through proceeds from our initial public offering of common stock in October 1995 and through the sale of preferred stock in private offerings in November 1996, and January and April 1997, in addition to proceeds from the exercise of various common stock warrants and stock options. We have since funded our business activities from cash generated from operations and bank borrowings. Currently, we have access only to a $500,000 credit facility with Hudson United Bank ("HUB") that is subject to borrowing restrictions based on the value of our accounts receivable.

Our accumulated deficit at June 30, 2003 was $8,176,000. Even though we achieved modest profitability in fiscal 2003, given current economic conditions in the United States in general, there can be no assurance that we will be profitable in fiscal 2004 and beyond. Our operations today continue to be subject to all of the risks inherent in the operation of a small business, which has suffered liquidity problems in a highly competitive industry dominated by larger competitors. These risks include, but are not limited to, development, distribution and marketing difficulties, competition, and unanticipated costs and expenses. Our future success will depend on our ability to be profitable in the development, marketing and distribution of our current and future software products.

We have experienced severe liquidity problems. On July 23, 2001, Fleet Bank ("Fleet") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition, Fleet would no longer continue to fund the $2,000,000 credit facility. On November 2, 2001, we entered into a forbearance agreement with Fleet to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. The remaining outstanding balance owed under the credit facility was to be repaid by July 31, 2003 in monthly installments, with interest at the prime rate plus three percent.

On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on our term loan with Fleet, together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement. Additionally on January 16, 2003, we redeemed from Fleet the warrant associated with the forbearance agreement for $50,000.

While we currently have access to a $500,000 credit facility, it is subject to limitations based on the value of our accounts receivable, and therefore working capital may not be available when we need it. Our ability to continue operations essentially requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations.

We may need additional funds. Our capital requirements are currently funded from the cash flow generated from product sales and our $500,000 credit facility. If we are not able to achieve cash flow from operations at a level sufficient to support our business activities, we may require additional funds. Our current financial condition and our poor financial performance in fiscal 2001 could adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Additionally, we may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, to access funds from our credit facility when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

Our success depends on continued viable business relationships with key distributors and retailers. Many of the largest mass-market retailers have buying relationships with certain distributors, such as Atari, and these retailers often will only buy consumer entertainment PC software from such distributors. Our financial condition could be materially harmed if these distributors were unwilling to distribute our products. Additionally, even if the distributors are willing to purchase our products, distributors are frequently able to dictate the price, timing and other terms on which we can distribute our products to such retailers. We also may not be able to distribute our products directly to key retailers on terms that we consider commercially acceptable. Our inability to negotiate commercially viable distribution relationships with significant retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

A significant part of our sales come from a limited number of customers. Due to our decision during fiscal 2002 to discontinue selling our consumer entertainment PC software products directly to drug store retailers and distributors and to focus instead on selling our products to mass-merchant, specialty and PC software retailers that have traditionally sold value-priced consumer entertainment PC software, we now rely on a concentrated group of large customers. The majority of our current sales are to mass merchant, specialty and PC software retailers, and distributors serving such retailers, and in particular to Atari. Atari is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, K-Mart, Target, and Best Buy, among others. Our net sales to Atari during the fiscal year ended June 30, 2003 were $4,370,000 and represented 61% of our total net sales. We anticipate that net sales to Atari may continue to represent greater than 60% of our total net sales during fiscal 2004. Accordingly, we expect to continue depending upon a limited number of significant customers, and in particular Atari, for the foreseeable future.

Most of our customers, including Atari, may terminate their relationship with us at any time. In the event that we lose our distribution capability through Atari or any of our other large customers, it would significantly harm our financial condition and our ability to continue as a going concern.

We may experience customer payment defaults and uncollectible accounts receivable if our distributors' or retailers' businesses fail or if they otherwise cannot pay us. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and many of these businesses have failed. These business failures have increased and may continue to increase as a result of economic conditions in the United States. The insolvency or business failure of any significant retailer or distributor of our products would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. The failure to pay an outstanding receivable by a major customer would significantly harm our business, operating results and financial condition.

Our customers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time revenue is recognized for sales to traditional software retail customers and distributors servicing such retailers. These allowances are based on historical product return and price markdown results with these types of customers, product sell-through information and channel inventory reports supplied by these retailers and the distributors that serve them, among other factors. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed these anticipated amounts, particularly for new products released during the 2003 fiscal year that have higher price points than our typical $9.99 jewel case products, which would negatively impact our future results of operations.

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

We are exposed to seasonality in the purchases of our products. The consumer entertainment PC software industry is highly seasonal, with sales tending to be higher during the third and fourth calendar quarters (our first and second fiscal quarters). This is due to increased demand for PC software games during the back-to-school and holiday selling seasons. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss key selling periods such as the year-end holiday buying season. Our ability to maintain adequate liquidity to satisfy critical software developers with required advance royalty payments and paying our manufacturing vendors within acceptable timeframes are critical to avoiding any such delays in having product available for sale throughout the year, but especially during seasonal peaks in demand. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet these critical selling periods, our net sales and operating results would be adversely affected. Additionally, if our products do not adequately sell-in to our customers' retail locations or sell-through to consumers at these retail locations during the back-to-school or holiday selling seasons, our financial results for the entire fiscal year would be adversely affected.

The consumer entertainment PC software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for a finite amount of shelf space. Retailers have a limited amount of shelf space on which to display consumer entertainment PC software products. There is intense competition among consumer entertainment PC software publishers for shelf space and promotional support from retailers. As the number of PC software titles continues to increase, the competition for shelf space continues to intensify, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. Also, our larger competitors may have more leverage than us to negotiate more and better-positioned shelf space than us. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our operating results and financial condition would be negatively impacted.

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

We are vulnerable to rapid technological change that could make our products less marketable. Frequent new product introductions and enhancements, rapid technological developments, evolving industry standards and swift changes in customer requirements characterize the market for our products. Our future success depends on our ability to continue to quickly and efficiently develop and introduce new products and enhance existing products to incorporate technological advances and responses to customer requirements. If any of our competitors introduce products more quickly than us, or if they introduce better products than ours, then our business could be adversely affected. We may also not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. Our new or enhanced products may not adequately address the changing needs of the marketplace. From time to time, our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products by competitors may cause customers to delay their purchasing decisions in anticipation of such products, which could adversely affect our business, liquidity and operating results. Additionally, technological advancements in computer operating systems that cause our products to be obsolete or not to function as expected would adversely affect our financial results if product returns exceeded our allowance, and the related inventory was deemed valueless (and exceeded our allowance for inventory obsolescence).

Our common stock has experienced low trading volumes and other risks on the OTC Bulletin Board. In April 2001, our common stock was delisted from the Nasdaq SmallCap Market as a result of our failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days. Our stock then began trading on the OTC Bulletin Board under the existing symbol EGAM. In March 2002, our common stock was not eligible to be traded on the OTC Bulletin Board because we were not current with our reporting requirements under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In April 2002, our common stock resumed trading on the OTC Bulletin Board, when we became current with our 1934 Act filings.

If we do not remain current with our 1934 Act filings, we would not be able to maintain the trading of our stock on the OTC Bulletin Board. Even if we are successful in maintaining trading of our stock on the OTC Bulletin Board, many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which would make it difficult to sell our stock. If our stock is not eligible to be traded on the OTC Bulletin Board, our stock will then be traded on the Pink Sheets, which may have even less trading volume potential and more price fluctuations than the OTC Bulletin Board.

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

We may experience unique risks with our international revenues and distribution efforts. International net revenues, including both product net sales and licensing revenues, represented 4% of our net sales for the fiscal years ended June 30, 2003 and 2002. We anticipate that in fiscal 2004 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party licensees, the business failure of any one of these licensees, and the resulting inability for us to collect outstanding licensing receivables, could have a material adverse effect on our financial condition.


Item 2.   Properties

As of June 30, 2003, we leased 5,000 square feet of office and development space in Langhorne, Pennsylvania under an operating lease scheduled to expire on September 30, 2004. We believe that our current operating facility will be adequate for our anticipated needs through at least June 30, 2004. Rent expense for our operating facility was $56,000 and $88,000 for the years ended June 30, 2003 and 2002, respectively. This $32,000 decrease in building rent expense was due to our decision during fiscal 2002 to reduce the amount of building space required for ongoing operations.





                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Our common stock began trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol "EGAM" on April 2, 2001. Prior to that date, our common stock traded on the Nasdaq SmallCap Market under the same symbol. The closing bid prices shown below are as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following are the range of high and low bid prices for the years ended June 30, 2003 and 2002, as reported by the OTCBB:



                                                High       Low
      Fiscal Year Ended June 30, 2003          -------   --------
      -------------------------------
           First Quarter                       $ 0.390   $ 0.060
           Second Quarter                      $ 0.370   $ 0.160
           Third Quarter                       $ 0.310   $ 0.180
           Fourth Quarter                      $ 0.430   $ 0.200
      Fiscal Year Ended June 30, 2002
      -------------------------------
           First Quarter                       $ 0.140   $ 0.030
           Second Quarter                      $ 0.160   $ 0.040
           Third Quarter                       $ 0.140   $ 0.040
           Fourth Quarter                      $ 0.160   $ 0.030

As of June 30, 2003, we had approximately 150 shareholders of record. We have not paid any dividends on our common stock. We currently intend to retain earnings, if any, for use in funding our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Annual Report on Form 10-KSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business and economic risk and management's expectations, and are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.

The following important factors, as well as those factors discussed under "Risk Factors" at pages 9 to 14 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

     - the market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;

     - the continued successful business relationship between us and Atari, as our largest customer and our distributor to Wal-Mart, K-Mart, Target, and Best Buy, among others;

     - the amount of unsold product that is returned to us by retail stores and distributors;

     - the amount of price markdowns granted to retailers and distributors;

     - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;

     - the successful sell-through to consumers of our new higher price point products, in all retail channels where they are sold;

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

     - the allocation of shelf space (retail facings) for our products in major retail chain stores;

     - the ability of our international product distribution through licensing agreements to earn a royalty and the ability of our licensees to pay us such royalties within agreed upon terms;

     - our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;

     - the continued increase in the number of computers in homes in North America and worldwide;

     - the ability to deliver products in response to customer orders within a commercially acceptable time frame;

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

and various other factors, many of which are beyond our control.

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

We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, all of which generally allow for product returns and price markdowns. For product shipments to customers that have traditionally sold consumer entertainment PC software products, we record a provision for product returns and price markdowns as a reduction of gross sales at the time title of the product passes to our customer.

The provision for anticipated product returns and price markdowns is based upon many factors, including our analysis of historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, outstanding return material authorizations, and the extent to which new products with higher price points or unproven genres are being launched. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable balance and is reflected in "Accounts receivable, net of allowances" on our balance sheet.

Historically, the allowance for product returns and price markdowns has represented a substantial portion of our gross accounts receivable. This occurs because we have product return exposure relating to paid receivables while the products relating to these receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until the products actually sell through to the end consumers or are returned to us, we continue to evaluate our product return or price markdown exposure for these units not yet sold through to consumers. Our average receivable payment is received approximately 95 days from the invoice date, whereas our game titles can remain available to consumers in retailers' stores from three to twelve months based on how well the titles sell-through to consumers at those retail locations. During these time periods, through customer provided reports, we have regular and timely visibility of the sell-through results for each title to help us estimate our exposure for product returns or price markdowns.

Additionally, we have experienced significant sales growth to distributors and retailers that have traditionally sold consumer entertainment PC software games since June 30, 2002, so that our overall allowance for and exposure to product returns and price markdowns has increased as a function of having more total units of our products (combined with higher average selling prices for those units) in the traditional PC software retail channel during fiscal 2003 compared to prior years.

We recognize revenues from product shipments to customers that have traditionally sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48, "Revenue Recognition When the Right of Return Exists," at the time of the sale based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title of the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and the returns can be reasonably estimated at the time of sale. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sale transaction. Most of our customers require shipping terms of FOB destination, which results in the title to our product passing at the time that the customer actually receives our product. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, we obtain proof of deliveries from the freight companies that deliver our products to our customers for product shipments made during the last two weeks of a reporting period. Revenues and cost of revenues associated with product shipments received by our customers after the reporting period and having FOB destination terms are excluded from the current period's operating results. The results of these sales cut-off tests for each reporting period are then reviewed by our Controller, Chief Financial Officer and the Company's outside accountants before the period's earnings release is distributed.

During fiscal 2002, we recognized revenues for product shipments to customers that have not traditionally sold consumer entertainment PC software products (primarily drug store retailers and distributors) when our products actually sold through to the end consumer at these retail locations or when the right of return no longer existed. We did not recognize these revenues at the time we shipped our products to these drug store retailers or distributors based upon our revenue recognition policy for these types of customers. During fiscal 2002, we discontinued the distribution of our products directly to these types of retailers and distributors.

Inventory Valuation
-------------------
Our accounting policy for inventory valuation requires management to make estimates and assumptions as to the recoverability of the carrying value of inventory that affect the reported value of inventory and cost of sales for any reporting period. Differences may result in the valuation of our inventory at the close of any reporting period and the amount reflected as cost of sales during any reporting period, if management's judgments or estimates with respect to provisions for the potential impairment of inventory value prove to be insufficient or excessive based upon actual results. These differences, if material, would significantly affect our operating results and financial condition.

We are exposed to product obsolescence due to the relatively short product life cycles (averaging six to eighteen months) of our consumer entertainment PC software products. From time to time, our competitors may introduce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products, which would require us to write-down the value of such inventory. Additionally, from time to time, we have been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements with third-party software developers for product content may also expire before such inventory has been sold. Although we attempt to accurately match production requirements of our products to forecasted consumer demand, we may from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product, causing us to liquidate these excess quantities of remaining inventory at close-out prices below the carrying costs net of our allowance for obsolescence. The adequacy of our allowance for inventory obsolescence is reviewed at the close of each reporting period, and any adjustments (positive or negative) are reflected in the current period's provision. During the fiscal years ended June 30, 2003 and 2002, our provisions for inventory obsolescence were $77,000 and $266,000, respectively, or 1% and 2% of net sales, respectively.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 27.

Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

Net Sales
---------
For the year ended June 30, 2003, our net sales decreased by $3,668,000, or 34%, to $7,211,000 from $10,879,000 during the prior year. The $3,668,000 decrease resulted from a net sales decrease of $5,709,000 to North American non-traditional software retailers and distributors, combined with a $119,000 decrease in net sales to International software distributors, which decreases were partially offset by a $2,060,000 net sales increase to North American traditional software retailers and distributors and a $100,000 increase in worldwide licensing revenues. The following tables represent our net sales by distribution channel and major customer for fiscal 2003 and 2002, respectively:

                                                                                 Years ended June 30,
                                                                      ----------------------------------------
                                                                                                     Increase
Distribution Channels                                                    2003           2002        (Decrease)
------------------------------------------------------------------    -----------   ------------   ------------
North American traditional software retailers and distributors        $ 6,662,000   $  4,602,000   $  2,060,000
North American non-traditional software retailers and distributors        115,000      5,824,000     (5,709,000)
Worldwide licensing revenues                                              429,000        329,000        100,000
International software distributors                                         5,000        124,000       (119,000)
------------------------------------------------------------------    -----------   ------------   ------------
Net Sales                                                             $ 7,211,000   $ 10,879,000   ($ 3,668,000)
                                                                      ===========   ============   ============


                                                                                 Years ended June 30,
                                                                      ----------------------------------------
                                                                                                     Increase
Major Customers                                                          2003           2002        (Decrease)
------------------------------------------------------------------    -----------   ------------    -----------
Atari                                                                 $ 4,370,000    $ 2,311,000    $ 2,059,000
Walgreen Company                                                            - 0 -      3,069,000     (3,069,000)
Rite Aid Corporation                                                        - 0 -      1,631,000     (1,631,000)
Inventory Liquidation Customers                                           439,000        862,000       (423,000)
CompUSA                                                                   436,000        214,000        222,000
Jack of All Games                                                         405,000        200,000        205,000
United American Video ("UAV")                                              81,000        997,000       (916,000)
Other Customers                                                         1,480,000      1,595,000       (115,000)
------------------------------------------------------------------    -----------   ------------    -----------
Net Sales                                                             $ 7,211,000   $ 10,879,000   ($ 3,668,000)
                                                                      ===========   ============    ===========

The net sales decrease to North American non-traditional software retailers and distributors in fiscal 2003 was the result of our fiscal 2002 decision to transition our direct distribution relationships with drug store retailers and distributors to a licensing relationship with a third-party distributor. In connection with this decision to discontinue distributing directly to drug store retailers and distributors, we recognized $3,234,000 in net sales during fiscal 2002 as a result of agreements with Rite Aid Corporation and Walgreen Company, which made all prior sales to these drug store retailers final and eliminated any further right of product return. These sales, that became final in fiscal 2002, had been deferred in prior reporting periods because (based on our revenue recognition policy for this type of customer) revenue could only be recognized on these sales upon product sell-through to consumers or when the right of return no longer existed for these products. Additionally in fiscal 2002, net sales to North American non-traditional software retailers and distributors benefited from revenues that were recognized following our notification, by drug store retailers or distributors, that additional eGames' products had sold through to the end consumer at retail locations or when no further right of product return existed for prior product shipments.

During the fourth quarter of fiscal 2002, we transitioned our prior direct distribution relationships with drug store retailers to what we believe is a lower-risk, higher-margin licensing model with a third-party distributor (United American Video or "UAV"). UAV assumes the responsibilities and costs of order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to drug store retailers.

During fiscal 2003, we recognized $81,000 in licensing revenues under our agreement with UAV, compared to fiscal 2002, when we recognized $41,000 in licensing revenues under our agreement with UAV and $956,000 from net sales relating to physical product shipments to UAV. During fiscal 2004, we expect that any net sales of our software products generated at drug store retail locations will be through our licensing agreement with UAV. We also expect that licensing revenues from UAV will continue to be much lower than previously recognized net sales of physical product shipments to UAV in fiscal 2002. Due to the overall performance of the PC software category at drug store retailers, we expect that licensing revenues from UAV and any other similar sources will remain at these lower levels.

The net sales increase to North American traditional software customers resulted primarily from the $2.1 million increase in net sales recognized from product shipments to Atari, which represented an 89% increase in net sales to Atari, compared to the prior year. During fiscal 2003, we were able to continue increasing the number of retail facings (designated positions for our software titles within a retailer's shelf space) at mass-merchant retailers such as Wal-Mart, Target, K-Mart and Best Buy, as well as PC software retailers like CompUSA. Product distribution to these customers --- which have historically been successful in merchandising consumer entertainment PC software --- increased as a result of our increased sales focus on these retailers combined with improved product sell-through results at these retail locations in fiscal 2003.

As the table above indicates, we primarily sell our products through national software distributors servicing North American mass-merchant retailers such as Wal-Mart, Target, Best Buy and K-Mart. Additionally, we have established direct sales relationships with certain PC software retailers such as CompUSA. We also have electronic data interchange ("EDI") hardware and software systems available in order to process orders from retailers that require direct-to-store distribution and replenishment capability.

During fiscal 2003, our net sales were categorized as follows:

     o 76% of product shipments to wholesale distributors, including Atari and Jack of All Games;
     o 18% of product shipments made directly to retailers, including
           CompUSA; and
     o  6% of worldwide licensing revenues.

This compares to fiscal 2002, when our net sales were categorized as follows:

     o 44% of product shipments to wholesale distributors, including Atari, Jack of All Games and various liquidation distributors;
     o 53% of product shipments made directly to retailers, including Walgreen Company, Rite Aid Corporation and CompUSA; and
     o  3% of worldwide licensing revenues.

During the year ended June 30, 2003, we had one major customer, Atari, that represented 61% of net sales, compared to the year ended June 30, 2002, when we had three major customers, Walgreen Company, Atari, and Rite Aid Corporation, which accounted for approximately 28%, 21% and 15% of net sales, respectively. (See "Our success depends on continued viable business relationships with key distributors and retailers" and "A significant part of our sales come from a limited number of customers" under "Risk Factors," page 10).

We have transitioned our international distribution efforts to a series of licensing agreements covering various territories outside of North America, with the majority of our international revenues originating from the United Kingdom, Germany, Australia and Brazil. As a result of these agreements we no longer bear the working capital risk of supporting these multi-country sales efforts, but expect to earn a licensing fee based on these third-party distributors' sales of our products. These third-party licensees assume the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion, and merchandising of our products with their retail customers. However, these arrangements give us much less direct control over the marketing and sales of our products in these territories, making us dependent on our licensees' capability to effectively market and sell our products, and on their ability to pay us royalties earned when due.

International net revenues, including both product net sales and licensing revenues, for the years ended June 30, 2003 and 2002 were $314,000 and $394,000, respectively. Our international net revenues, as a percentage of net sales, represented 4% of our net sales during fiscal 2003 and 2002. During fiscal 2004, we believe that international net revenues may represent approximately 5% of net sales and will be generated primarily from licensing revenues split equally between Greenstreet Software Limited ("GSL") and Rondomedia.

Worldwide licensing revenues (which includes revenues from GSL - United Kingdom, Rondomedia - Germany, UAV - United States, Anasoft - Brazil, and Atari - Australia) for the years ended June 30, 2003 and 2002, were $429,000 and $329,000, respectively, or 6% and 3%, respectively, of net sales. This $100,000 increase was primarily due to licensing revenue increases generated from Rondomedia and from UAV, both of which achieved favorable sales growth in their respective markets.

We experienced some difficulty in the collection of our accounts receivable from GSL during fiscal 2002 and early fiscal 2003. Accordingly, during fiscal 2004, we will continue to evaluate GSL's ability to increase or maintain their market share in the territories where they distribute our products, as well as their ability to make timely receivable payments to us. We will continue to base our decision to recognize revenue from this licensing arrangement with GSL on the information available to us as of each reporting period. As of June 30, 2003, our accounts receivable balance with GSL was $26,000 and was subsequently satisfied.

Internet sales accounted for 3% and 2%, respectively, of net sales for the years ended June 30, 2003 and 2002, and we anticipate Internet sales representing about 3% of net sales during fiscal 2004. During fiscal 2004, we are launching a new e-commerce system, which is intended to increase the profitability of our Internet sales. In conjunction with the launch of this new system, we are revamping the look of our websites and we will continue to improve the more popular features of our websites, including our free online game arcade, in order to drive web traffic and sales on our websites. We will also continue programs implemented in fiscal 2003 to expand on-line registration of our retail products in order to increase our database of registered users who are interested in receiving promotional offers about our products.

Product Returns and Price Markdowns

During the years ended June 30, 2003 and 2002, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) was $1,016,000 and $666,000, respectively, or 13% and 12% of related gross sales, respectively. This $350,000 increase resulted primarily from the $2.4 million increase in gross sales to these customers during fiscal 2003 compared to the prior year, and as a percentage of related gross sales, represented a 1% increase from the year ago period.

Based upon historical results and current trends in our product sell-through rates to consumers, combined with continued inventory controls being maintained by retailers and distributors, we anticipate our overall fiscal 2004 provision for product returns and price markdowns to range from 12% to 15% of related gross sales. Among other things, a factor that we will continue to closely evaluate in determining our provision for anticipated product returns and price markdowns will be the consumer sell-through results of our higher price point products that were first introduced during the first quarter of this fiscal year. We expect to continue expanding our distribution of certain higher price point products during fiscal 2004. The sale of such products, with a targeted retail price point of $19.99, represents a departure from our typical value-priced product offering to the casual gamer that has historically been retail priced at about $9.99. Accordingly, these higher priced titles represent a greater risk (in total and per unit due to their higher average selling price) of requiring additional price markdowns if these products do not sell-through to consumers at anticipated rates.

Cost of Sales
-------------
Cost of sales for the year ended June 30, 2003 were $2,904,000 compared to $5,436,000 for the year ended June 30, 2002, representing a decrease of $2,532,000 or 47%. This cost of sales decrease was caused primarily by decreases of:

     o  $1,959,000 in product costs;
     o  $  216,000 in royalty costs;
     o  $  189,000 in provision for inventory obsolescence;
     o  $  140,000 in freight costs; and
     o  $   28,000 in other cost of sales.

The $1,959,000 decrease in product costs was caused primarily by the overall net sales decrease from the prior year. Product costs also decreased because we discontinued distributing low margin third-party software products to drug store retailers that had required these titles to be part of promotional displays also containing our software products. Low margin inventory liquidation sales also decreased from the year ago period.

The $216,000 decrease in royalty costs was caused by the decrease in net sales, which was partially offset by a higher average royalty rate associated with net sales of products sold during fiscal 2003. As competition for software content increases, we anticipate royalty costs in total and per unit to continue increasing for the foreseeable future.

The $189,000 decrease in the provision for inventory obsolescence also resulted from our decision to discontinue distributing software products to drug store retailers. During fiscal 2002, we experienced a high level of product returns from drug store retailers. Much of the product costs associated with the products returned from drug store retailers had to be scrapped due to the short product lifecycle of this inventory combined with the extended period of time it took these retailers to return products to us. We believe the primary reason for this cost improvement is our increased product distribution to traditional software retailers and distributors servicing such retailers, where our products remain on the retailers' store shelves for longer periods of time and product sell-through results to consumers have historically been better than we experienced with drug store retailers.

The $140,000 decrease in freight costs was due to the overall reduction in product shipments combined with an increase in cost effective product shipments to a more concentrated group of retailers' and distributors' warehouses. Additionally, fiscal 2003 freight costs have benefited from the reduction in product returns largely attributable to our decision during fiscal 2002 to discontinue direct distribution of our software products to drug store retailers.

The $28,000 decrease in other cost of sales resulted primarily from our decision to discontinue distributing software products to drug store retailers with whom we had previously experienced high product return rates, combined with cost reductions in warehousing, packaging and direct-to-store handling costs.

Gross Profit Margin
-------------------
Our gross profit margin for the year ended June 30, 2003 increased to 59.7% of net sales from 50.0% of net sales for the year ended June 30, 2002. The 9.7% increase in gross profit margin was caused by cost decreases, as a percentage of net sales, of:

     o  10.5% in product costs;
     o   1.4% in provision for inventory obsolescence; and
     o   0.4% in freight costs.

In particular, the 10.5% decrease in product costs, as a percentage of net sales, was caused by:

     o Discontinuation of low margin sales of third-party publisher software titles to drug store retailers;
     o Decreased low margin inventory liquidation sales of end-of-lifecycle software products; and
     o Increased sales of higher-priced consumer entertainment PC gaming software titles.

The reasons for the percentage of net sales decreases in the provision for inventory obsolescence and freight costs are discussed under "Cost of Sales," above.

These cost of sales decreases experienced in fiscal 2003 were partially offset by a 2.0% increase, as a percentage of net sales, in royalty costs because of the higher royalty rates related to the current year's sales of software titles. We also had a larger proportion of net sales of our own published titles (which require us to pay a royalty) compared to the prior year, when we had a larger proportion of finished good products purchased from third-party publishers which did not require a royalty charge.

Operating Expenses
------------------
Product development expenses for the year ended June 30, 2003 were $440,000 compared to $401,000 for the year ended June 30, 2002, an increase of $39,000 or 10%. This $39,000 increase was caused primarily by increased utilization of outside services and labor relating to product development efforts.

Selling, general and administrative expenses for the year ended June 30, 2003 were $2,360,000 compared to $2,736,000 for the year ended June 30, 2002, a decrease of $376,000 or 14%. As a result of various cost saving initiatives we began to implement during fiscal 2002, we continued to achieve cost savings in various categories. The primary cost reductions were:

     o $185,000 in marketing promotional expenses;
     o $115,000 in depreciation and amortization expense;
     o $ 87,000 in professional services and consultants expense;
     o $ 75,000 in bad debt expense; and
     o $ 41,000 in other various operating expenses.

These cost decreases were partially offset by cost increases of:

     o $57,000 in salary related costs; and
     o $70,000 in stock-based compensation expense related to the valuation of stock options and warrants.

The $185,000 decrease in marketing promotional expenses resulted primarily from our decision to discontinue distributing software products directly to drug store retailers, which had previously caused us to incur additional costs for such items as temporary display units used to merchandise our products.

The $115,000 decrease in depreciation and amortization expense resulted from not replacing aging assets at historical rates in an effort to conserve cash.

The $87,000 decrease in professional services and consultants expense resulted from decreased legal and accounting fees, combined with reduced consultants costs compared to the prior year. During fiscal 2004, we anticipate an increase in these types of costs, and in particular we expect to incur additional public relations costs associated with the launch of a new software title, RealAge Games & Skills.

The $75,000 decrease in bad debt expense was caused primarily by the payment of a receivable during fiscal 2003 that had been provided for as of June 30, 2002, combined with an overall improvement in the quality of our accounts receivable during fiscal 2003 compared to fiscal 2002.

The $41,000 decrease in other operating expenses resulted from cost savings in various categories, such as: building rent expense and tradeshow costs.

The $57,000 increase in salary related costs resulted from an increase in employee bonus expense, which was partially offset by other salary related savings. We believe that we have now structured our employee workforce to a level that effectively supports our projected operations for the foreseeable future, and we do not anticipate a significant change in the number of employees during fiscal 2004.

The $70,000 increase in stock-based compensation expense was comprised of an $88,000 increase in expense relating to stock options granted to employees and non-employee directors during fiscal 2003, which was partially offset by an $18,000 decrease in expense relating to the common stock warrant issued to Fleet Bank during fiscal 2002 and subsequently redeemed on January 16, 2003. As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date.

Interest Expense, Net
---------------------
Net interest expense for the year ended June 30, 2003 was $36,000 compared to $125,000 for the year ended June 30, 2002, a decrease of $89,000. This $89,000 decrease was due to the reduction in the average outstanding balance of our bank debt, which was repaid in full on January 16, 2003, and had carried a floating interest rate of prime plus 3%.

(Benefit) Provision for Income Taxes
------------------------------------
During the year ended June 30, 2003, we recognized a ($121,000) benefit for income taxes that resulted from ($51,000) in income tax refunds received during this period wherein there was no previously recorded deferred income tax asset, combined with a ($70,000) benefit from the favorable resolution of a prior year's foreign tax assessment. There was no required provision for income taxes made during the 2002 fiscal year.

Net Income
----------
As a result of the factors discussed above, our net income for the year ended June 30, 2003 was $1,592,000 compared to $2,181,000 for the same period a year earlier, a decrease in net income of $589,000.

Weighted Average Common Shares
------------------------------
The weighted average common shares outstanding on a diluted basis increased by 10,307 for the year ended June 30, 2003 to 9,999,848 from 9,989,541 for the year ended June 30, 2002. The current year's increase in the diluted basis calculation of weighted average common shares resulted from including additional common stock equivalents ("CSE's"), compared to the prior year, due to more CSE's being "in the money" or having an exercise price less than the average price of the Company's stock during the current year.

Impact From Agreements with Various Retailers and Distributors
--------------------------------------------------------------
During the year ended June 30, 2002, we entered into agreements with two national drug store retailers, which among other things, made all prior sales to these North American non-traditional software retailers final and eliminated any further right of product return. As a result of these agreements, we recognized net sales of $3,234,000 and net income of $2,105,000 for the year ended June 30, 2002. During the year ended June 30, 2003, we entered into similar agreements with other retailers and distributors, which allowed us to recognize net sales of $120,000 and net income of $108,000.

Liquidity and Capital Resources

At June 30, 2003, we had $1,727,000 in working capital and $1,746,000 in stockholders' equity, compared to $94,000 in working capital and $99,000 in stockholders' equity at June 30, 2002.

At June 30, 2003, we had $1,024,000 in cash compared to $700,000 at June 30, 2002. This $324,000 increase in cash resulted from $1,278,000 in net cash provided by operating activities, which was partially offset by $947,000 in net cash used in financing activities and $7,000 in net cash used in investing activities.

For the year ended June 30, 2003, net cash provided by operating activities was $1,278,000 compared to net cash provided by operating activities of $1,581,000 for the year ended June 30, 2002. The $1,278,000 in net cash provided by operating activities during fiscal 2003 was from cash sources generated from increases of:

     o  $1,592,000 in net income;
     o  $  999,000 in provision for product returns, price markdowns, bad debts and inventory obsolescence;
     o  $  240,000 in accounts payable;
     o  $  104,000 in stock-based compensation; and
     o  $   44,000 in depreciation and amortization.

Partially offsetting these cash sources were cash uses incurred from:

     o  $1,251,000 in increased accounts receivable;
     o  $  214,000 in decreased accrued expenses;
     o  $  126,000 in increased prepaid and other expenses; and
     o  $  110,000 in increased inventory.

For the year ended June 30, 2003, net cash used in financing activities was $947,000 compared to net cash used in financing activities of $887,000 for the year ended June 30, 2002. The $947,000 in net cash used in financing activities for the current year resulted from $840,000 in repayments of bank debt, $50,000 in the redemption of the common stock warrant issued to Fleet Bank and $57,000 in the repayment of a note payable.

For the year ended June 30, 2003, net cash used in investing activities was $7,000 compared to $20,000 in net cash used in investing activities for the year ended June 30, 2002. The $7,000 in net cash used in investing activities during fiscal 2003 related primarily to upgrades of our computer network. During fiscal 2004, we anticipate investing activities to continue to relate to scheduled upgrades to our computer network's hardware and software.

On July 23, 2001, Fleet Bank ("Fleet") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and the material adverse changes in our financial condition, Fleet would no longer continue to fund the $2,000,000 credit facility. On November 2, 2001, we entered into an agreement with Fleet to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. The agreement provided that the remaining outstanding balance owed under the credit facility was to be repaid by July 31, 2003 in monthly installments, with interest at the prime rate plus three percent. On January 16, 2003, we repaid the remaining $420,000 principal balance outstanding on this term loan, together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement.

As part of the November 2, 2001 forbearance agreement, we issued a common stock warrant to Fleet for the purchase of 750,000 shares of our common stock. The warrant was exercisable until October 31, 2006 at an exercise price of $0.09 per share, and a separate registration rights agreement provided that Fleet had demand registration rights that began on November 1, 2002. On January 16, 2003, we redeemed this warrant from Fleet for $50,000.

On September 18, 2003, we entered into a $500,000 credit facility ("new credit facility") with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this new credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds will be limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns or bad debts. The new credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of September 26, 2003, we were in compliance with each of those covenants. This new credit facility was established to provide working capital for our operations. As of September 26, 2003, we did not have any outstanding balance under this new credit facility.

Contractual Obligations and Commitments

In the normal course of obtaining additional product content, we enter into license agreements with third-party software developers that require us to pay quarterly royalty fees, based upon net sales of our software titles containing licensed content. Additionally, most of these agreements require us to make advance payments (primarily royalty fees) to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of June 30, 2003, we had commitments to pay $7,000 to various developers for advance developer payments under such agreements.

As we continue to seek higher quality product content, the size and frequency of guaranteed royalty commitments will most likely increase. Additionally, we may periodically seek to obtain the rights to license the use of an established brand developed by a third party, which arrangements are likely to include a guaranteed licensing commitment. We expect that our cash flows generated through anticipated income from operations will be the primary source of funds to pay for these additional advance commitments.

Our 5,000 square foot office and development facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2004. Additionally, we currently rent certain office equipment through various operating lease agreements.

In conjunction with the anticipated fiscal 2004 launch of a new software title, RealAge Games & Skills, we entered into two contracts in fiscal 2003 that contain relatively significant financial commitments. Specifically, we contracted with a public relations firm for services to be performed during the first six months of fiscal 2004 for $50,000. A second contract for the license of a trademark requires that a second of two $50,000 advance royalty payments be made by May 2004, regardless of actual royalties earned. The first $50,000 advance royalty payment was made to this licensor during fiscal 2003 upon signing the contract, and was classified on our June 30, 2003 balance sheet within "Prepaid and other expenses". These commitments represent a substantial drain on our liquidity and are expected to be funded through cash provided from anticipated future operating income. If we do not achieve adequate cash flow from operations to meet these obligations as well as our ongoing trade accounts payable obligations, our liquidity and ability to maintain normal operations will be negatively impacted.

As of June 30, 2003, we were obligated to purchase from Greenstreet Software Limited ("GSL") $14,000 of PC software products published by GSL, as finished goods, and pay an advance royalty to GSL of $40,000 for the licensing of one of their PC software titles. We paid the $14,000 for the GSL software titles in August 2003 and the $40,000 advance royalty payment is due by August 2004.

The following table represents a summary of our contractual obligations and commitments as of June 30, 2003.

                                     Developer    Operating    Product     Purchase
Payments Due by:                    Commitments     Leases     Launch     Obligations    Totals
----------------------------------  -----------   ---------   ---------   -----------  ----------
Fiscal 2004                             $ 7,000    $ 63,000   $100,000      $ 14,000   $  184,000
Fiscal 2005                               - 0 -      29,000      - 0 -        40,000       69,000
Fiscal 2006                               - 0 -      19,000      - 0 -         - 0 -       19,000
Fiscal 2007                               - 0 -      19,000      - 0 -         - 0 -       19,000
Fiscal 2008 and thereafter                - 0 -       9,000      - 0 -         - 0 -        9,000
----------------------------------  -----------   ---------   --------   -----------   ----------
Totals                                  $ 7,000    $139,000   $100,000      $ 54,000   $  300,000
------                              ===========   =========   ========   ===========   ==========



Liquidity Risk
--------------
From the first quarter of fiscal 2002 until September 18, 2003, when we entered into our new credit facility, we did not have access to a credit facility, and have been dependent entirely on cash flow from operations to meet our financial obligations. Even though we recently entered into our new credit facility, our ability to achieve and maintain positive cash flow remains essential to our survival as a going concern. Our ability to do this depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, the development and sell-through of our products to consumers, and the costs of developing, producing and marketing such products.

We believe that our projected cash and working capital balances may be sufficient to fund our operations, including the contractual obligations and commitments described above, through June 30, 2004, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time and beyond. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; and maintaining timely receivable payments from our concentrated group of customers. For example, our liquidity would be severely impacted if Atari, and to a lesser extent Jack of All Games or CompUSA, did not make payments on a timely basis, or if other business conditions caused them to fail to pay us. Additionally, our accounts payable have historically increased substantially during our first and second fiscal quarters (third and fourth calendar quarters) when we increase the amount of inventory we purchase to meet anticipated customer orders for the back to school and holiday selling seasons. If we are not paid timely by our customers during the period following this seasonal increase in inventory purchases, we may have difficulty paying our vendors in a timely manner, which would then significantly impact our ability to meet our financial obligations and to continue normal operations.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our current products to consumers, and the growth of the consumer entertainment PC software market, and in particular our share of that market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns and a lack of customer replenishment orders for these products, which could severely reduce the accounts receivable that we would be able to collect from such retailers or distributors of our products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Additional outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS No. 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure provisions of this statement in fiscal 2003.

During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the years ended June 30, 2003 and 2002, these amounts were $112,000 and $71,000, respectively.

EITF Issue 00-25 was subsequently codified by EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". We do not expect any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Item 7.   Financial Statements


                                  eGames, Inc.

                          Index to Financial Statements


                                                                      Page
                                                                      ----

     Independent Auditors' Report...................................   28

     Balance Sheet as of June 30, 2003..............................   29

     Statements of Operations for the years
     ended June 30, 2003 and 2002...................................   30

     Statements of Stockholders' Equity for the years
     ended June 30, 2003 and 2002...................................   31

     Statements of Cash Flows for the years
     ended June 30, 2003 and 2002...................................   32

     Notes to Financial Statements..................................   34

                          Independent Auditors' Report


The Board of Directors and Stockholders
eGames, Inc.:

We have audited the accompanying balance sheet of eGames, Inc. as of June 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of eGames' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eGames, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
August 20th, 2003
                                   eGames, Inc.
                                  Balance Sheet


                                                                     As of
                                                                    June 30,
ASSETS                                                                2003
------                                                             -----------
Current assets:
   Cash and cash equivalents                                       $ 1,024,237
   Accounts receivable, net of allowances of $805,672                1,148,535
   Inventory                                                           499,515
   Prepaid and other expenses                                          237,236
                                                                   -----------
          Total current assets                                       2,909,523

Furniture and equipment, net                                            19,254
                                                                   -----------
          Total assets                                             $ 2,928,777
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                $   573,097
   Accrued expenses                                                    609,869
                                                                   -----------
          Total current and total liabilities                        1,182,966

Commitments and contingencies - Notes 8, 9 and 13

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          10,221,237 issued and 9,989,337 outstanding)               9,179,827
   Additional paid-in capital                                        1,243,137
   Accumulated deficit                                              (8,175,736)
   Treasury stock, at cost - 231,900 shares                           (501,417)
                                                                   -----------
          Total stockholders' equity                                 1,745,811
                                                                   -----------
          Total liabilities and stockholders' equity               $ 2,928,777
                                                                   ===========











                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                       Years ended June 30, 2003 and 2002

                                                                  2003           2002
                                                               -----------   ------------
Net sales                                                      $ 7,210,712   $ 10,879,465

Cost of sales                                                    2,904,104      5,436,271
                                                               -----------   ------------

Gross profit                                                     4,306,608      5,443,194

Operating expenses:
    Product development                                            439,894        401,296
    Selling, general and administrative                          2,360,021      2,735,983
                                                               -----------   ------------

        Total operating expenses                                 2,799,915      3,137,279
                                                               -----------   ------------

Operating income                                                 1,506,693      2,305,915

Interest expense, net                                               35,617        125,392
                                                               -----------   ------------

Income before income taxes                                       1,471,076      2,180,523

Benefit for income taxes                                          (121,399)         - 0 -
                                                               -----------   -----------

Net income                                                     $ 1,592,475   $  2,180,523
                                                               ===========   ============

Net income per common share:
Basic and diluted net income per common share                  $      0.16   $       0.22
                                                               ===========   ============

Weighted average common shares outstanding - Basic               9,989,337      9,989,337

Dilutive effect of common share equivalents                         10,511            204
                                                               -----------   ------------
Weighted average common shares
      and common share equivalents outstanding - Diluted         9,999,848      9,989,541
                                                               ===========   ============









                 See accompanying notes to financial statements.

                                  eGames, Inc.
                       Statements of Stockholders' Equity
                       Years ended June 30, 2003 and 2002



                                                Common Stock        Additional                   Treasury Stock
                                            ---------------------    Paid-in     Accumulated   ------------------    Stockholders'
                                              Shares     Amount      Capital       Deficit      Shares    Amount    Equity (Deficit)
------------------------------------------  ---------- ----------   ----------   -----------   -------- ---------   ---------------

Balance as of June 30, 2001                 10,221,237 $9,179,827   $1,155,479  ($11,948,735)   231,900 ($501,417)      ($2,114,846)


Net income                                                                         2,180,523                              2,180,523

Common stock warrants issued to Fleet Bank                              33,750                                               33,750

------------------------------------------  ---------- ----------   ----------   -----------   --------  --------   ---------------
Balance as of June 30, 2002                 10,221,237  9,179,827    1,189,229    (9,768,212)   231,900  (501,417)           99,427


Net income                                                                         1,592,475                              1,592,475

Rounding                                                                                   1                                      1

Common stock options issued to employees
    and directors                                                       87,658                                               87,658

Common stock warrants redeemed from
    Fleet Bank                                                         (33,750)                                             (33,750)

------------------------------------------  ---------- ----------   ----------   -----------   --------  --------   ---------------
Balance as of June 30, 2003                 10,221,237 $9,179,827   $1,243,137   ($8,175,736)   231,900 ($501,417)       $1,745,811
                                            ========== ==========   ==========   ===========   ======== =========   ===============










                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                       Years ended June 30, 2003 and 2002

                                                                       2003           2002
 Cash flows from operating activities:                              -----------    -----------
 -------------------------------------
     Net income                                                     $ 1,592,475    $ 2,180,523
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Stock-based compensation                                           103,908         33,750
     Depreciation and amortization                                       44,107        158,606
     Provisions for sales returns, price markdowns, bad debts, and
         inventory obsolescence, net of adjustments                     999,313        801,797
     Sell-through of prior year's customer advance payments               - 0 -     (1,892,029)
     Gain on disposal of furniture and equipment                          - 0 -        (10,824)
     Changes in items affecting operations:
          Restricted cash                                                 - 0 -         30,000
          Accounts receivable                                        (1,251,212)       190,153
          Prepaid and other expenses                                   (126,170)       149,119
          Inventory                                                    (109,688)     2,834,318
          Accounts payable                                              240,014     (1,415,692)
          Customer advance payments                                       - 0 -     (1,593,384)
          Accrued expenses                                             (214,384)       114,967
                                                                    -----------    -----------
Net cash provided by operating activities                             1,278,363      1,581,304

Cash flows from investing activities:
-------------------------------------
     Purchase of furniture and equipment                                 (7,685)       (27,342)
     Proceeds from disposal of furniture and equipment                    - 0 -         10,824
     Purchase of software rights and other assets                         - 0 -         (3,000)
                                                                    -----------    -----------
Net cash used in investing activities                                    (7,685)       (19,518)

Cash flows from financing activities:
-------------------------------------
     Proceeds from credit facility/bank debt                              - 0 -        280,000
     Repayments of credit facility/bank debt                           (840,000)      (640,000)
     Redemption of common stock warrants                                (50,000)         - 0 -
     Repayments of notes payable                                        (56,550)       (63,151)
     Repayments of capital lease obligations                              - 0 -        (90,184)
     Proceeds from note receivable                                        - 0 -        110,000
     Repayments of trade notes payable                                    - 0 -       (484,079)
                                                                    -----------    -----------
Net cash used in financing activities                                  (946,550)      (887,414)
                                                                    -----------    -----------

Net increase in cash and cash equivalents                               324,128        674,372

Cash and cash equivalents:
    Beginning of period                                                 700,109         25,737
                                                                    -----------    -----------
    End of period                                                   $ 1,024,237    $   700,109
                                                                    ===========    ===========







                       See accompanying notes to financial statements.

                                  eGames, Inc.
                       Statements of Cash Flows, continued
                       Years ended June 30, 2003 and 2002


                                                                       2003           2002
                                                                    -----------    -----------
Supplemental cash flow information:
    Cash paid for interest                                          $    38,211    $   108,321
                                                                    ===========    ===========

    Cash refunded for income taxes                                  $    51,007    $    40,939
                                                                    ===========    ===========

Non-cash investing and financing activities:

    Conversion of selected accounts payable to trade notes payable  $     - 0 -    $   484,079
                                                                    ===========    ===========

    Common stock warrants issued to Fleet Bank                      $     - 0 -    $    33,750
                                                                    ===========    ===========


























                           See accompanying notes to financial statements.

                                  eGames, Inc.
                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. is a Pennsylvania corporation incorporated in July 1992 that develops, publishes, markets and sells value-priced consumer entertainment PC software games. Our product line enables us to serve customers who are seeking a broad range of high-quality, value-priced PC software, distributed on CD-ROM media and also electronically via the Internet. In North America, our products are mostly distributed through third-party distributors on a non-exclusive basis who service mass-merchant retailers. We also sell our products directly to certain PC software retailers. In territories outside North America, our products are distributed through third-party distributors that license our PC software content for their own manufacture and distribution within specific geographic territories.

Liquidity

As of June 30, 2003, we had stockholders' equity of $1,746,000 and working capital of $1,727,000. For the fiscal year ended June 30, 2003, we earned net income of $1,592,000. Additionally, as of June 30, 2003, we had a cash balance of $1,024,000 representing a $324,000 increase in cash since the start of fiscal 2003.

From the first quarter of fiscal 2002 until September 18, 2003, when we entered into our new credit facility, we did not have, access to a credit facility, and have been dependent entirely on cash flow from operations to meet our financial obligations. Even though we recently entered into our new credit facility, our ability to achieve and maintain positive cash flow remains essential to our survival as a going concern. Our ability to do this depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, the development and sell-through of our products to consumers, and the costs of developing, producing and marketing such products.

We believe that our projected cash and working capital balances may be sufficient to fund our operations, including the contractual obligations and commitments described on page 25 in Item 6 "Management's Discussion and Analysis of Results of Operations and Financial Condition", through June 30, 2004, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time and beyond. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; and maintaining timely receivable payments from our concentrated group of customers. For example, our liquidity would be severely impacted if Atari, and to a lesser extent Jack of All Games or CompUSA, did not make payments on a timely basis, or if other business conditions caused them to fail to pay us. Additionally, our accounts payable have historically increased substantially during our first and second fiscal quarters (third and fourth calendar quarters) when we increase the amount of inventory we purchase to meet anticipated customer orders for the back to school and holiday selling seasons. If we are not paid timely by our customers during the period following this seasonal increase in inventory purchases, we may have difficulty paying our vendors in a timely manner, which would then significantly impact our ability to meet our financial obligations and to continue normal operations.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our current products to consumers, and the growth of the consumer entertainment PC software market, and in particular our share of that market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns or price markdowns and a lack of customer replenishment orders for these products, which could severely reduce the accounts receivable that we would be able to collect from such retailers or distributors of our products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Additional outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.

Basis of Presentation

The accompanying audited annual financial statements were prepared in accordance with generally accepted accounting principles for financial information as promulgated in the United States of America. These statements include all adjustments that management believes are necessary for a fair presentation of the statements. Certain dollar amounts discussed within the "Notes to Financial Statements" have been rounded to the nearest thousand ("000").

Fair Value of Financial Instruments

The recorded amounts of accounts receivable and accounts payable at June 30, 2003 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable is reflected at the amount we expect to ultimately collect from outstanding customer balances, and is shown on our balance sheet net of allowances for product returns, price markdowns and bad debts. The adequacy of these allowances is reviewed at the end of each reporting period and any necessary adjustments to these allowances are made through additional provisions for: product returns and price markdowns (reflected as a reduction to net sales); and customer bad debts (reflected as an operating expense). Actual product returns, price markdowns and bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable.

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

Intangible Assets

As of June 30, 2003, we had intangible assets totaling $741,000, which costs have been fully amortized. These assets resulted primarily from the purchase of software rights, and their expense was amortized, on a straight-line basis, over no more than a three-year period. For the year ended June 30, 2003, we did not record any amortization expense, compared to $29,000 in amortization expense for the year ended June 30, 2002.

Revenue Recognition

Product Sales:
--------------
We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, all of which generally allow for product returns and price markdowns. We recognize revenues from product shipments to the customers that traditionally have sold consumer entertainment PC software products at the time title to our inventory passes to these customers, less a provision for anticipated product returns and price markdowns.

The provision for anticipated product returns and price markdowns is based upon, among other factors: historical product return and price markdown results, analysis of customer provided product sell-through and field inventory data when available to us, and review of outstanding return material authorizations. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sales transaction. Most of our customers require shipping terms of FOB destination, which results in the title to our product passing at the time when the customer actually receives our product. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, we obtain proof of deliveries from the freight companies that deliver our products to our customers for product shipments made during the last two weeks of a reporting period. Revenues and cost of revenues associated with product shipments received by our customers after the reporting period and having FOB destination terms are excluded from the current period's operating results. The results of these sales cut-off tests are then reviewed by our Controller, Chief Financial Officer and the Company's outside accountants before the period's earnings release is distributed.

We recognize product sales to the customers that traditionally have sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48 at the time of the sale, based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay us, title of the product transfers to the buyer, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the product returns and price markdowns can be reasonably estimated at the time of sale. After deliveries to our distribution and retail customers are made, we do not provide any further services or materials that are essential to our products' functionality. However, we do provide basic telephone and web-based customer support to consumers who purchase our products as a means of fostering consumer loyalty. Costs associated with our customer support effort usually occur within one year from the period we recognize revenue and these costs have continued to be minimal (averaging about 1% of net sales). These costs to render our customer support services are comprised of the salary and related costs of our one customer support representative, are expensed in the period incurred and are reflected within the Statements of Operations as operating expenses under "Selling, general and administrative."

During fiscal 2002, we recognized revenues for product shipments to customers that have not traditionally sold consumer entertainment PC software products (primarily drug store retailers and distributors) when our products actually sold through to the end consumer at these retail locations or when the right of return no longer existed. We did not recognize these revenues at the time we shipped our products to these drug store retailers or distributors based upon our revenue recognition policy for these types of customers. During fiscal 2002, we transitioned our direct distribution relationships with drug store retailers to a licensing relationship with a third-party distributor, United American Video ("UAV"), which assumes the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to these drug store retailers. We recognize licensing revenues, which are reflected in net sales, based upon contractual royalty rates applied to the licenses' net sales of our software titles during each reporting period.

Provision for Product Returns and Price Markdowns:
--------------------------------------------------
We currently distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain PC software retailers, which retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, all of which generally allow for product returns and price markdowns. The provision for anticipated product returns and price markdowns is based upon, among other factors, our analysis of historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, and outstanding return material authorizations. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected on our balance sheet.

During the years ended June 30, 2003 and 2002, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) were $1,016,000 and $666,000, respectively, or 13% and 12% of related gross sales, respectively.

Customer Advance Payments

Prior to our fiscal 2002 agreements with two drug store retailers and our decision to stop distributing our products directly to drug store retailers and distributors, we had recognized revenue from drug store retailers and distributors based on the timing of the actual sell-through of our products to end consumers. During reporting periods prior to the end of fiscal 2002, we had received payments from these drug store retailers or distributors in advance of our products being sold to the end consumer at drug store retail locations. These payments had been recorded as customer advance payments on our balance sheet in those prior periods until such time as the products were actually sold through to end consumers. After the products had sold through to end consumers, or agreements were reached with a drug store retailer or distributor that eliminated all further right of return, the customer advance payment amount was recorded as revenue.

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

Marketing, Sales Incentive and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising fees and display costs, are charged to expense as incurred or when shipped to a customer. These costs were $60,000 and $245,000 for the years ended June 30, 2003 and 2002, respectively.

Sales incentives, such as rebates and coupons, that we grant retailers or consumers are recorded as reductions to net sales as incurred, and were $88,000 and $211,000 for the years ended June 30, 2003 and 2002, respectively.

Promotional costs, such as slotting fees required by certain retailers, are recorded as reductions to net sales on a straight-line basis over the contractual period. These costs were $112,000 and $71,000 for the years ended June 30, 2003 and 2002, respectively.

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

Computation of Net Income per Common Share

Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents ("CSE's") outstanding during each period that we report net income. CSE's may include stock options and warrants using the treasury stock method.

Accounting for Stock-Based Compensation

As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date. For stock option grants made prior to July 1, 2002, we recognized stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (see Note 12 below for additional information).

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowances for inventory obsolescence, product returns, price markdowns and bad debts (from uncollectible accounts receivable), and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we recognize that actual results could differ from any of our estimates and such differences could have a negative or positive impact on future financial results.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS No. 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure provisions of this statement in fiscal 2003.

During fiscal 2002, we adopted Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that certain promotional costs, such as slotting fees charged by retailers, be reclassified as reductions to net sales, as opposed to being reflected as operating expenses. Accordingly, net sales amounts reflect the reclassification of expenses, such as slotting fees, from selling, general and administrative expenses to a reduction of net sales. For the years ended June 30, 2003 and 2002, these amounts were $112,000 and $71,000, respectively.

EITF Issue 00-25 was subsequently codified by EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". We do not expect any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

2.  Accounts Receivable, net

Accounts receivable consist of the following:

     Accounts receivable, gross                                  $ 1,954,207
     Allowance for product returns                                  (625,445)
     Allowance for price markdowns                                  (168,227)
     Allowance for bad debts                                         (12,000)
                                                                 -----------
     Accounts receivable, net                                    $ 1,148,535
                                                                 ===========


3.  Inventory, net

Inventory consists of the following:

     Raw materials in warehouse                                  $   100,607
     Finished goods in warehouse                                     356,187
     Finished goods at customer locations                            104,188
                                                                 -----------
                                                                     560,982

     Allowance for obsolescence                                      (61,467)
                                                                 -----------
     Inventory, net                                              $   499,515
                                                                 ===========


4.  Prepaid and Other Expenses

Prepaid and other expenses consist of the following:

     Prepaid royalties                                           $   156,877
     Prepaid insurances                                               32,447
     Slotting fees                                                    27,000
     Maintenance contracts                                            10,629
     Other expenses                                                   10,283
                                                                 -----------
      Prepaid and other expenses                                 $   237,236
                                                                 ===========


5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Equipment                                                   $   499,849
     Furniture                                                       404,657
                                                                 -----------
                                                                     904,506
     Accumulated depreciation                                       (885,252)
                                                                 -----------
    Furniture and equipment, net                                 $    19,254
                                                                 ===========


6.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued payroll, bonus and vacation                         $   318,595
     Customers with credit balances                                   62,418
     Accrued professional fees                                        61,782
     Accrued royalties                                                56,864
     Accrued marketing promotions                                     52,742
     Other accrued expenses                                           57,468
                                                                 -----------
     Accrued expenses                                            $   609,869
                                                                 ===========

7.  Note Payable

As of June 30, 2003, we had repaid a note payable to a bank that bore interest at the floating prime rate plus 2.75%. As of June 30, 2002, this note payable had a balance of $56,550 and was guaranteed by a former officer of eGames, Inc. and the Small Business Administration.

8.  Bank Debt Repayment and Warrant Redemption

On January 16, 2003, we repaid the then remaining $420,000 principal balance outstanding on our prior term loan with Fleet Bank (the "Bank"), together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement and underlying loan documents. As of June 30, 2002, there was an $840,000 principal balance outstanding on this term loan. Additionally on January 16, 2003, we redeemed the warrant we issued to the Bank in connection with the forbearance agreement for $50,000.

9.  Lease Obligations

Our 5,000 square foot office and development facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2004. Additionally, we currently rent certain office equipment through various operating lease agreements. Net rent expense incurred under our operating leases was $80,000 and $100,000 for the years ended June 30, 2003 and 2002, respectively.

Our future payments for operating leases are as follows:


Period                                                             Amount
---------------------------------------------------------------------------
Fiscal 2004                                                      $   63,000
Fiscal 2005                                                          29,000
Fiscal 2006                                                          19,000
Fiscal 2007                                                          19,000
Fiscal 2008 and thereafter                                            9,000
                                                                 ----------
Total Lease Obligations                                          $  139,000
                                                                 ==========


10.  Income Taxes

The provision (benefit) for income taxes is comprised of the following components for the years ended June 30, 2003 and 2002:


                                                     2003           2002
Current                                           ----------     ----------
-----------
    Federal                                      ($   43,000)    $    - 0 -
    State                                             (8,000)         - 0 -
    Foreign                                          (70,000)         - 0 -
                                                  ----------     ----------
                                                    (121,000)         - 0 -

Deferred
-----------
    Federal                                          536,000        716,000
    State                                            202,000        301,000
                                                  ----------     ----------
                                                     738,000      1,017,000

Valuation allowance                                 (738,000)    (1,017,000)
                                                  ----------     ----------

Provision (benefit) for income taxes             ($  121,000)    $    - 0 -
                                                  ==========     ==========

The current foreign benefit from income taxes noted above represents the resolution of a prior year's assessment by the United Kingdom's Department of Inland Revenue, which related to royalty payments made to us from our former wholly-owned subsidiary.

The reconciliation between the statutory federal income tax rate and our effective rate for income tax expense (benefit) for the years ended June 30, 2003 and 2002 is as follows:

                                                     2003           2002
                                                  ----------     ----------

Statutory federal income tax rate                     34%            34%

Increase (decrease) in taxes resulting from:

    Change in valuation allowance and other          (42%)          (34%)
                                                  ----------     ----------
Effective rate for income tax provision (benefit)     (8%)            0%
                                                      ====            ==


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 is as follows:

                                                        2003          2002
                                                     ----------    ----------
Net deferred tax assets:
  Accrued expenses and other                         $   35,000    $   33,000
  Allowances for accounts receivable and inventory      347,000       404,000
  Depreciation                                           56,000        42,000
  Tax credits                                             - 0 -        43,000
  Net operating losses and capital losses             1,700,000     2,354,000
                                                     ----------    ----------
      Gross deferred tax assets                       2,138,000     2,876,000
  Less: Valuation allowance                          (2,138,000)   (2,876,000)
                                                     ----------    ----------
Net deferred tax assets                              $    - 0 -    $    - 0 -
                                                     ==========    ==========


The deferred tax asset is offset by a full valuation allowance as of June 30, 2003, as management currently believes that it is more likely than not that the deferred tax asset will not be realized. During fiscal 2003, the valuation allowance for net deferred tax assets decreased by approximately $738,000. The decrease was a result of net changes in the temporary differences in the accounts reflected in the table above.

As of June 30, 2003, we have approximately $4,900,000 of net operating loss carryforwards for federal income tax purposes, (expiring in years 2011 through 2022), which are available to offset future federal taxable income. Additionally, we have $540,000 of net operation loss carryforwards for state purposes available to offset future state taxable income.

11.  Common and Preferred Stock

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

During fiscal 2001, we issued 239,362 shares of common stock in connection with a legal settlement. These shares of our common stock were valued at their fair value of $45,593 on the date of the settlement.

12.  Stock Options and Warrants

Stock Option Plans:

During 1995, we adopted, amended and restated our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"). At our 1997 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of common stock approved during the 1996 Annual Meeting of Stockholders to a total of 1,950,000 shares. At our 2000 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 1,950,000 shares of common stock previously approved to a total of 2,950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of our company. Each non-employee director will receive options for 10,000 shares of common stock upon appointment or election to the board and, in addition, each director receives options for 5,000 shares of common stock on the first trading day in January of each year.

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

On January 2, 2002, options for the purchase of 5,000 shares of common stock were automatically granted to each non-employee director at an exercise price of $0.10. Additionally during fiscal 2002, an option for the purchase of 2,500 shares of common stock was granted to a new employee at an exercise price of $0.06.

During the year ended June 30, 2003, we granted options to purchase 1,176,000 shares of common stock with exercise prices ranging from $0.19 to $0.75. Included in these 1,176,000 options granted in fiscal 2003 were options for the purchase of 25,000 shares of common stock that were granted to each non-employee director at an exercise price of $0.25, in lieu of the automatic annual option grants for 5,000 shares to each non-employee director pursuant to the 1995 Plan, which would have been issued in January 2003. As of June 30, 2003, all of our stock options have been granted at or above the fair market value of our common stock on their grant date.

Except with respect to automatic grants of options to non-employee directors, the expiration of a stock option and its vesting period are determined by the Board of Directors at the time of the grant, but in no event will an option be exercisable after 10 years from the date of grant, or in the case of non-employee directors, after 5 years from the date of grant. In most cases, upon termination of employment, vested options must be exercised by the optionee within 3 months after the termination of the optionee's employment with our company.

Information regarding our stock options is as follows:


                                               Number
                                                 of         Weighted Average
                                               Options       Exercise Price
                                             -----------    ----------------
     Balance, June 30, 2001                    2,155,900        $ 1.56

       Granted                                    17,500          0.09
       Canceled                                 (448,900)         1.91
       Exercised                                   - 0 -         - 0 -
                                             -----------    ----------------
     Balance, June 30, 2002                    1,724,500        $ 1.46

       Granted                                 1,176,000          0.48
       Canceled                                 (555,000)         1.71
       Exercised                                   - 0 -         - 0 -
                                             -----------    ----------------
     Balance, June 30, 2003                    2,345,500        $ 0.91
                                             ===========        ======


At June 30, 2003, 1,276,450 stock options outstanding were vested and 596,668 stock options were available for issuance. The following summarizes information about our stock options outstanding at June 30, 2003:

                                  Options Outstanding                    Options Exercisable
                      --------------------------------------------   ---------------------------
                                         Weighted Avg.    Weighted                     Weighted
                          Number          Remaining         Avg.         Number          Avg.
  Range of Exercise   Outstanding at   Contractual Life   Exercise   Exercisable at    Exercise
        Prices        June 30, 2003       (in years)        Price    June 30, 2003      Price
  -----------------   --------------   ----------------   --------   --------------   ----------
   $0.060 - $0.500       1,384,834           3.39          $0.307        646,250        $0.246
   $0.750 - $3.188         960,666           2.22          $1.781        630,200        $2.321
   ---------------       ---------           ----          ------       ---------       ------
   $0.060 - $3.188       2,345,500           2.91          $0.910       1,276,450       $1.271
                         =========                                      =========

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


                                                           Years Ended
                                                             June 30,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------

Net income, as reported                             $ 1,592,475     $ 2,180,523

Add: Stock-based employee compensation
expense included in reported net income,
net of tax effects                                       87,658           - 0 -

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for stock option grants,
net of tax effects                                     (207,939)       (298,933)
                                                    -----------     -----------
Net income, pro forma                               $ 1,472,194     $ 1,881,590
                                                    ===========     ===========


Net income per common share:

-  Basic, as reported                                 $   0.16        $   0.22
                                                      ========        ========
-  Basic, pro forma                                   $   0.15        $   0.19
                                                      ========        ========

-  Diluted, as reported                               $   0.16        $   0.22
                                                      ========        ========
-  Diluted, pro forma                                 $   0.15        $   0.19
                                                      ========        ========

The per share weighted-average fair values of stock options granted during the years ended June 30, 2003 and 2002 were $0.12 and $0.09, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                          Years Ended
                                                            June 30,
                                                   ---------------------------
                                                      2003            2002
                                                   -----------     -----------
     Dividend Yield                                    0%              0%
     Volatility Factor                                300%            317%
     Risk-Free Interest Rate                          3.01%           3.69%
     Average Expected Option Life                    3 Years         3 Years

Common Stock Warrants:

On October 18, 1995, in connection with the initial public offering of our Common Stock, the underwriter was granted 155,000 warrants. These warrants were exercisable at anytime on or before October 13, 2002 at an exercise price of $3.60 per share. In addition, 425,000 warrants were issued to the former owners of Applied Optical Media Corporation. These warrants were exercisable anytime before October 16, 2002 at an exercise price of $0.50 per share. In November 1996, we issued 177,988 warrants at an exercise price of $6.00 per share.

During the year ended June 30, 2002, we issued 750,000 warrants to Fleet Bank with an exercise price of $0.09. The value of these warrants was initially determined as $45,000 by using the Black-Scholes valuation model and was being expensed at a monthly rate of $3,750 on a straight-line basis over the warrants' one-year vesting period. On January 16, 2003, we redeemed these 750,000 warrants for $50,000 and recognized the additional $5,000 in valuation expense during the period ended December 31, 2002.

Information regarding our warrants is as follows:


                                                   Number of       Exercise
                                                    Warrants        Price
                                                   ---------    --------------
     Balance, June 30, 2001                          468,794    $ 0.50 - $6.00

       Warrants granted                              750,000              0.09
       Warrants canceled                            (423,694)      2.81 - 6.00
       Warrants exercised                              - 0 -             - 0 -
                                                   ---------    --------------
     Balance, June 30, 2002                          795,100       0.09 - 3.60
       Warrants granted                                - 0 -             - 0 -
       Warrants canceled                             (45,100)      0.50 - 3.60
       Warrants redeemed                            (750,000)             0.09
       Warrants exercised                               -0 -             - 0 -
                                                   ----------   --------------
    Balance, June 30, 2003                              - 0-             $0.00
                                                   ==========   ==============


During the year ended June 30, 2002, 423,694 warrants with exercise prices ranging from $2.81 to $6.00 expired per their original terms. During the year ended June 30, 2003, an additional 45,100 warrants with exercise prices ranging from $0.50 to $3.60 expired per their original terms.

13.  Commitments and Contingencies

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Royalty expense under such agreements, which is recorded in cost of sales, was $859,000 and $1,074,000 for the years ended June 30, 2003 and 2002, respectively. Additionally, most of these licensing agreements require us to make advance payments (primarily royalty fees) to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of June 30, 2003, we had commitments to pay $7,000 to various developers for advance developer payments under such agreements.

As of June 30, 2003, in conjunction with the anticipated fiscal 2004 launch of a new software title, RealAge Games & Skills, we entered into two contracts in fiscal 2003 that contain relatively significant financial commitments. Specifically, we contracted with a public relations firm for services to be performed during the first six months of fiscal 2004 for $50,000. A second contract for the license of a trademark requires that a second of two $50,000 advance royalty payments be made by May 2004, regardless of actual royalties earned. The first $50,000 advance royalty payment was made to this licensor during fiscal 2003 upon signing the contract, and was classified on our June 30, 2003 balance sheet within "Prepaid and other expenses". These commitments represent a substantial drain on our liquidity and are expected to be funded through cash provided from anticipated future operating income. If we do not achieve adequate cash flow from operations to meet these obligations as well as our ongoing trade accounts payable obligations, our liquidity and ability to maintain normal operations will be negatively impacted.

As we continue to seek higher quality product content, the size and frequency of guaranteed royalty commitments will most likely increase. Additionally, we may periodically seek to obtain the rights to license the use of an established brand developed by a third party, which arrangements are likely to include a guaranteed licensing commitment. As these guaranteed royalty and licensing commitments are expected to negatively impact our future liquidity, we expect that our cash flows generated through anticipated income from operations will be the primary source of funds to pay for these additional advance commitments.

As of June 30, 2003, we were obligated to purchase from Greenstreet Software Limited ("GSL") $14,000 of PC software products published by GSL, as finished goods, and pay an advance royalty to GSL of $40,000 for the licensing of one of their PC software titles. We paid the $14,000 for the GSL software titles in August 2003 and the $40,000 advance royalty payment is due by August 2004.

We financed our Directors and Officers Liability and Employment Practices Liability insurance policies for the coverage period of August 1, 2002 through August 1, 2003 with a third-party financing company. This expense is recorded monthly on a straight-line basis over the period covered by the relevant insurance policies. During the years ended June 30, 2003 and 2002, we recorded $141,000 and $111,000 in related insurance expense and made related payments of $145,000 and $87,000, respectively. On August 1, 2003, we obtained one-year replacement policies for this insurance coverage for a total cost of $114,000, and made the entire payment for these policies in August 2003. As of August 31, 2003, there was no remaining payment obligation relating to these insurance policies.

On August 29, 2003, based on approval from our Board of Directors' Compensation Committee, the Company made bonus payments to its employees totaling $253,000, relating to the fiscal 2003 employee incentive compensation plan that was established on July 29, 2002. This obligation had been accrued as of June 30, 2003 and was included in the "Accrued expenses" section on our balance sheet as of that date and in note 6 "Accrued expenses" to the financial statements.

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. We match 50% of each dollar contributed by all participants. Our matching contribution to this plan was $60,000 and $61,000, respectively, for the years ended June 30, 2003 and 2002. Our matching contributions vest in fifty percent increments over a two-year period, beginning on the first day of an individual's employment.

As of June 30, 2003, we were involved in certain legal actions that arose in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will most likely not have a material adverse impact on our future financial results.

14. Major Customers, Worldwide Licensing Revenues, International Net Revenues, and Internet Sales

During the year ended June 30, 2003, we had one major customer, Atari, that represented 61% of net sales, compared to the year ended June 30, 2002, when we had three major customers, Walgreen Company, Atari, and Rite Aid Corporation, which accounted for approximately 28%, 21% and 15% of net sales, respectively.

Worldwide licensing revenues, (which includes revenues from third parties, such as GSL - United Kingdom, Rondomedia - Germany, UAV - United States, Anasoft - Brazil, and Atari - Australia), represented 6% and 3%, respectively, of net sales for the years ended June 30, 2003 and 2002. This increase, as a percentage of net sales, was primarily due to revenue increases generated from Rondomedia and UAV, both of which, achieved favorable sales growth in their respective markets during fiscal 2003, combined with a reduction of total net sales compared to the prior year.

International net revenues, including both product net sales and licensing revenues, represented 4% of our net sales during both fiscal 2003 and 2002, and Internet sales accounted for 3% and 2%, respectively, of net sales for the years ended June 30, 2003 and 2002.

15. Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about an enterprise's operating segments and related disclosures about our products, geographic areas and major customers.

Based on our organizational structure, we operate in only one geographic area, which is North America, and only one reportable segment, which is publishing consumer entertainment software for personal computers.

Item 8A.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2003 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, in the periods specified in the SEC's rules and forms, the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

The information appearing under the captions "Election of Directors", "Executive Officers of the Company", and "Compliance with Securities Laws" of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 10.  Executive Compensation

The information appearing under the captions "Executive Compensation" and "Election of Directors" of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions

The information appearing under the caption "Certain Transactions" of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.    Description of Exhibit
-----------    ----------------------
(1) 2.1        Share Purchase Agreement dated May 11, 2001 by and between the
               Registrant and Greenstreet Software Limited.
(2) 3.1        Amended and Restated Articles of Incorporation of the Registrant.
(3) 3.2        By-Laws of the Registrant.
(4) 4.1        Rights Agreement, dated as of June 1, 1999, between the
               Registrant and StockTrans, Inc.
(5) 10.1       Amended and Restated 1995 Stock Option Plan.
(6) 10.2       Forbearance Agreement by and between Fleet National Bank and the
               Registrant dated October 31, 2001.
(6) 10.3       Common Stock Purchase Warrant of the Registrant dated
               October 31, 2001.
(6) 10.4       Registration Rights Agreement by and between Fleet National Bank and the Registrant dated October 31, 2001.
(7) 10.5       Business Loan Agreement by and between Hudson United Bank and the
               Registrant dated September 18, 2003.
(7) 10.6       Promissory Note dated September 18, 2003.
(7) 10.7       Commercial Security Agreement dated September 18, 2003.
    10.8       Description of Registrant's Fiscal 2004 Employee Incentive
               Compensation Plan.
    23.1       Consent of Stockton Bates, LLP.
    31.1       Certification of Gerald W. Klein as President and Chief Executive
               Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       Certification of Thomas W. Murphy as Chief Financial Officer of
               eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1       Certification of Gerald W. Klein as President and Chief Executive
               Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       Certification of Thomas W. Murphy as Chief Financial Officer of
               eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)            Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on May 25, 2001.
(2)            Incorporated by reference herein from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
(3)            Incorporated by reference herein from the Registrant's Form
               10-QSB for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 16, 1998.
(4)            Incorporated by reference herein from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 10, 1999.
(5)            Incorporated by reference herein from the Registrant's Form
               10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 10, 1998.
(6)            Incorporated herein by reference with the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 13, 2001.
(7)            Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on September 19, 2003.

Reports on Form 8-K
-------------------
On April 28, 2003, eGames, Inc. filed a report on Form 8-K regarding a press release announcing its financial results for the three and nine months ended March 31, 2003.


Item 14.  Principal Accountant Fees and Services

The information encouraged to be included in this Annual Report on Form 10-KSB under Item 14 will be included in our Proxy Statement under the caption "Audit Fees" under "Ratification of the Appointment of Auditors" and is hereby incorporated by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

eGames, Inc.

By:  /s/ Gerald W. Klein
     ------------------------------------------------------
     Gerald W. Klein, President and Chief Executive Officer

Date: September 26, 2003
------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2003            /s/  Gerald W. Klein
      ------------------            --------------------
                                    Gerald W. Klein, President and
                                    Chief Executive Officer

Date: September 26, 2003            /s/ Thomas W. Murphy
      ------------------            --------------------
                                    Thomas W. Murphy, Chief Financial
                                    Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 26th of September 2003.


Name                                Title
-------------------------           -----------------------------------------
/s/Gerald W. Klein                  President and Chief Executive Officer and
--------------------                Director
Gerald W. Klein

/s/Robert M. Aiken, Jr.             Chairman of the Board of Directors
-------------------------
Robert M. Aiken, Jr.

/s/Thomas D. Parente                Director
----------------------
Thomas D. Parente

/s/Lambert C. Thom                  Director
--------------------
Lambert C. Thom

                                                                 Exhibit 10.10

      DESCRIPTION OF EGAMES, INC. 2004 EMPLOYEE INCENTIVE COMPENSATION PLAN


On July 30, 2003, the Compensation Committee of eGames, Inc. ("eGames", "we" or "our") approved the adoption of a company-wide Employee Incentive Compensation Plan (the "Plan"). The amount of incentive compensation that each employee is eligible to earn under the Plan is contingent on eGames achieving a certain threshold of operating income. Under the Plan, employees are eligible to earn a specified percentage of their total annual salary in incentive compensation. These percentages range from 15% to 30% of an employee's annual salary.

Employees are only eligible to be paid a bonus under the plan if eGames earns operating income of at least $2,100,000, before deducting the $300,000 in bonus expense that would be paid out to employees if the threshold is achieved. If employee bonuses are earned, we will distribute these bonus payments following the completion of the annual audit of our fiscal 2004 financial statements by the independent auditors appointed by the eGames Audit Committee.

If during fiscal 2004 we earn more than $2,100,000 in operating income before deducting any bonus expense, then the bonus pool may be increased at the discretion of the Compensation Committee of eGames, Inc.

                                                                  Exhibit 23.1

                         Consent of Independent Auditors

The Board of Directors
eGames, Inc

We consent to the incorporation by reference in the registration statement (No. 333-42661) on Form S-8 of eGames, Inc. of our report dated August 20th, 2003, with respect to the balance sheet as of June 30, 2003 and the statements of operations, stockholders' equity, and cash flows of eGames, Inc. for the years ended June 30, 2003 and 2002, which report appears in the June 30, 2003 annual report on Form 10-KSB of eGames, Inc.



/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
September 26, 2003

                                                                  Exhibit 31.1

                                  Certification

I, Gerald W. Klein, certify that:

1. I have reviewed this annual report on Form 10-KSB of eGames, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 26, 2003

                                    /s/ Gerald W. Klein
                                    Gerald W. Klein
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                                                  Exhibit 31.2

                                  Certification

I, Thomas W. Murphy, certify that:

1. I have reviewed this annual report on Form 10-KSB of eGames, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 26, 2003

                                    /s/ Thomas W. Murphy
                                    Thomas W. Murphy
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
September 26, 2003

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
September 26, 2003

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.