Form 10QSB
period 2003-09-30
EGAMES INC
filed 2003-11-13
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

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

                                 Yes ( )  No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of common stock, no par value per share, as of November 10, 2003.

Transitional Small Business Disclosure Format (check one): Yes ( )  No (X)

                                      INDEX

                                                                         Page
Part I.        Financial Information

Item 1.        Financial Statements:

               Balance Sheet as of September 30, 2003....................  3

               Statements of Operations for the three months
                   ended September 30, 2003 and 2002 ....................  4

               Statements of Cash Flows for the three months
                   ended September 30, 2003 and 2002.....................  5

               Notes to Financial Statements.............................  6

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................  15

               Risk Factors..............................................  26

Item 3.        Controls and Procedures...................................  31

Part II        Other Information

Item 6.        Exhibits and Reports on Form 8-K..........................  32

Exhibit Index  ..........................................................  32

Signatures     ..........................................................  33

Exhibits       ..........................................................  34

Item 1.  Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                   September 30,
ASSETS                                                                 2003
                                                                    -----------
Current assets:
   Cash and cash equivalents                                        $   757,524
   Accounts receivable, net of allowances totaling $865,252           1,659,951
   Inventory                                                            609,952
   Prepaid and other expenses                                           309,345
                                                                    -----------
          Total current assets                                        3,336,772

Furniture and equipment, net                                             22,875
                                                                    -----------
          Total assets                                              $ 3,359,647
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current and total liabilities:
   Accounts payable                                                 $   584,098
   Accrued expenses                                                     543,335
                                                                    -----------
          Total current liabilities and total liabilities             1,127,433


Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          10,221,237 issued and 9,989,337 outstanding)                9,179,827
   Additional paid-in capital                                         1,251,195
   Accumulated deficit                                               (7,697,391)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                  2,232,214
                                                                    -----------
          Total liabilities and stockholders' equity                $ 3,359,647
                                                                    ===========




                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                        Three months ended
                                                           September 30,
                                                   ---------------------------

                                                       2003           2002
                                                   ------------   ------------
Net sales                                          $  2,052,472   $  1,859,156

Cost of sales                                           818,185        879,803
                                                   ------------   ------------

Gross profit                                          1,234,287        979,353

Operating expenses:
    Product development                                 126,390        102,806
    Selling, general and administrative                 602,284        645,292
                                                   ------------   ------------
        Total operating expenses                        728,674        748,098
                                                   ------------   ------------

Operating income                                        505,613        231,255

Interest expense, net                                     4,983         18,475
                                                   ------------   ------------

Income before income taxes                              500,630        212,780

Provision for income taxes                               22,284          - 0 -
                                                   ------------   ------------

Net income                                         $    478,346   $    212,780
                                                   ============   ============


Net income per common share:

       - Basic                                     $       0.05   $       0.02
                                                   ============   ============
       - Diluted                                   $       0.05   $       0.02
                                                   ============   ============


Weighted average common shares outstanding
        - Basic                                       9,989,337      9,989,337

Dilutive effect of common share
          equivalents                                   483,761        303,344
                                                   ------------   ------------
Weighted average common shares outstanding
        - Diluted                                    10,473,098     10,292,681
                                                   ============   ============


                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Three months ended
                                                                        September 30,
                                                                 --------------------------
                                                                    2003           2002
                                                                 -----------    -----------
Cash flows from operating activities:
    Net income                                                   $   478,346    $   212,780
    Adjustment to reconcile net income to net cash
             used in operating activities:
    Stock-based compensation                                           8,058         34,260
    Depreciation, amortization and other non-cash items                4,152         10,704
    Provisions for product returns, price markdowns, bad debts
             and inventory obsolescence, net of adjustments          392,073        355,730
    Changes in items affecting operations:
             Accounts receivable                                    (821,128)      (903,891)
             Prepaid and other expenses                              (72,109)        27,663
             Inventory                                              (192,798)        14,555
             Accounts payable                                         11,001        257,681
             Accrued expenses                                        (66,534)      (211,858)
                                                                 -----------    -----------
Net cash used in operating activities                               (258,939)      (202,376)
                                                                 -----------    -----------

Cash flows from investing activities:
    Purchases of furniture and equipment                              (7,774)         - 0 -
                                                                 -----------    -----------
Net cash used in investing activities                                 (7,774)         - 0 -
                                                                 -----------    -----------

Cash flows from financing activities:
    Repayments of credit facility/bank debt                            - 0 -       (210,000)
    Repayments of note payable                                         - 0 -        (16,592)
                                                                 -----------    -----------
Net cash used in financing activities                                  - 0 -       (226,592)
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                           (266,713)      (428,968)

Cash and cash equivalents:
    Beginning of period                                            1,024,237        700,109
                                                                 -----------    -----------
    End of period                                                $   757,524    $   271,141
                                                                 ===========    ===========


Supplemental cash flow information:

    Cash paid for interest                                       $     5,475    $    18,475
                                                                 ===========    ===========

    Cash received from income tax refunds                        $       253    $     - 0 -
                                                                 ===========    ===========



                 See accompanying notes to financial statements.

                                  eGames, Inc.

                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells value-priced consumer entertainment PC software games. PC software games today are a substantial consumer products category at mass-merchant and specialty retail stores. Our product line enables us to serve consumers who are seeking a broad range of high-quality, value-priced PC software, distributed on CD-ROM media and also electronically via the Internet. In North America, our products are mostly distributed through third-party distributors on a non-exclusive basis who service mass-merchant and specialty retailers. We also sell our products directly to certain PC software retailers. In territories outside North America, our products are distributed through third-party distributors that license our PC software content for their own manufacture and distribution within specific geographic territories. The word "customer (s)" as used in this document is defined as third-party distributor
(s)and/or retailer (s), as compared to the word "consumer (s)," which is defined as being the end consumer (s) shopping at retail stores or over the Internet.

Liquidity

As of September 30, 2003, we had stockholders' equity of $2,232,000 and working capital of $2,209,000. For the three months ended September 30, 2003, we earned net income of $478,000. Additionally, as of September 30, 2003, we had a cash balance of $757,000 representing a $267,000 decrease in cash since June 30, 2003.

From the first quarter of fiscal 2002 until September 18, 2003, the date on which we entered into our new credit facility agreement, we did not have access to a credit facility and had been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to achieve and maintain positive cash flow remains essential to our survival as a going concern, because our access to this credit facility is limited to the lesser of $500,000 or seventy-five percent of our qualified accounts receivable. Our ability to do this depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, and sell-through of our products to consumers, and the costs of producing and marketing such products.

We believe that our projected cash and working capital balances may be sufficient to fund our operations, including the contractual obligations and commitments described in our "Management's Discussion and Analysis of Results of Operations and Financial Condition", through June 30, 2004, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time and beyond. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; and maintaining timely receivable payments from a concentrated group of customers. Additionally, our accounts payable have historically increased substantially during our first and second fiscal quarters (third and fourth calendar quarters) when we increase the amount of inventory we purchase to meet anticipated customer orders for the back to school and holiday selling seasons. If we are not paid timely by our customers during the period following this seasonal increase in inventory purchases, we may have difficulty paying our vendors in a timely manner, which would then significantly impact our ability to continue normal operations.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our current products to consumers, and the growth of the consumer entertainment PC software market, and in particular our share of that market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns or price markdowns and a lack of customer replenishment orders for these products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Additional outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as promulgated in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Notes to Financial Statements included in our Form 10-KSB for the fiscal year ended June 30, 2003 should be read in conjunction with the accompanying statements. These statements include all adjustments that management believes are necessary for a fair presentation of the statements. These interim operating results are not necessarily indicative of the results for a full year. Certain dollar amounts discussed within the "Notes to Financial Statements" have been rounded to the nearest thousand ("000").

Fair Value of Financial Instruments

The recorded amounts of accounts receivable and accounts payable at September 30, 2003 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable is reflected at the amount we expect to ultimately collect from outstanding customer balances, and is shown on our balance sheet net of allowances for product returns, price markdowns and bad debts. The adequacy of these allowances is reviewed at the end of each reporting period and any necessary adjustments to these allowances are made through additional provisions for: product returns and price markdowns (reflected as a reduction to net sales); and customer bad debts (reflected as an operating expense). Actual product returns, price markdowns and bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable balances.

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

Intangible Assets

As of September 30, 2003, we had intangible assets totaling $741,000, which costs have been fully amortized. These assets resulted primarily from the purchase of software rights, and their expense was amortized, on a straight-line basis, over no more than a three-year period. For the three months ended September 30, 2003 and 2002, we did not record any amortization expense.

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

The provision for anticipated product returns and price markdowns is based upon, among other factors: historical product return and price markdown results, analysis of customer provided product sell-through and field inventory data when available to us, the introduction of new and/or competing software products, review of outstanding return material authorizations, and the extent to which new products with higher price points or unproven genres are being launched. Title passes to these customers either upon shipment of the product or receipt of the product by these customers based on the terms of the sales transaction. Most of our customers require shipping terms of FOB destination, which results in the title to our product passing at the time when the customer actually receives our product. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, we obtain proof of deliveries from the freight companies that deliver our products to our customers for product shipments made during the last two weeks of a reporting period. Revenues and cost of revenues associated with product shipments received by our customers after the reporting period and having FOB destination terms are excluded from the current period's operating results. The results of the sales cut-off tests are reviewed by our Controller, Chief Financial Officer and independent auditors before the period's earnings release is distributed.

We recognize product sales to the customers that traditionally have sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48 at the time of the sale, based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay us, title of the product transfers to the buyer, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the product returns and price markdowns can be reasonably estimated at the time of sale. After deliveries to our distribution and retail customers are made, we do not provide any further services or materials that are essential to our products' functionality. However, we do provide basic telephone and web-based customer support to consumers who purchase our products as a means of fostering consumer loyalty. Costs associated with our customer support effort usually occur within one year from the period we recognize revenue and these costs have continued to be minimal (averaging about 1% of net sales). These costs to render our customer support services, which are comprised of the salary and related costs of our one customer support representative, are expensed in the period incurred and are reflected within the Statements of Operations as operating expenses under "Selling, general and administrative."

Prior to fiscal 2003, we recognized revenues for product shipments to customers that have not traditionally sold consumer entertainment PC software products (primarily drug store retailers and distributors) when our products actually sold through to the end consumer at these retail locations or when the right of return no longer existed. We did not recognize these revenues at the time we shipped our products to these drug store retailers or distributors based upon our revenue recognition policy for these types of customers. During fiscal 2002, we transitioned our direct distribution relationships with drug store retailers to a licensing relationship with a third-party distributor, United American Video ("UAV"), which assumed the responsibilities and costs of: order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to these drug store retailers. We recognize licensing revenues, which are reflected in net sales, based upon contractual royalty rates applied to the licensees' net sales of our software titles during each reporting period.

Provision for Product Returns and Price Markdowns:
--------------------------------------------------
We currently distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain PC software retailers, which retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements or purchase orders, all of which generally allow for product returns and price markdowns. The provision for anticipated product returns and price markdowns is based upon, among other factors, our analysis of historical product return and price markdown results, product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, outstanding return material authorizations, and the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected on our balance sheet.

During the three months ended September 30, 2003 and 2002, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) were $308,000 and $316,000, respectively, or 14% and 15% of related gross sales, respectively.

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

Marketing, Sales Incentive and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising fees and display costs, are charged to expense as incurred or when shipped to a customer. These costs were $23,000 and $19,000 for the three months ended September 30, 2003 and 2002, respectively.

Sales incentives, such as rebates and coupons, that we grant retailers or consumers are recorded as reductions to net sales as incurred, and were $26,000 and $10,000 for the three months ended September 30, 2003 and 2002, respectively.

Promotional costs, such as slotting fees required by certain retailers, are recorded as reductions to net sales on a straight-line basis over the contractual period. These costs were $32,000 and $52,000 for the three months ended September 30, 2003 and 2002, respectively.

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

Accounting for Stock-Based Compensation

As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date. For stock option grants made prior to July 1, 2002, we recognized stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (see Note 10).

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowances for inventory obsolescence, product returns, price markdowns and bad debts (from uncollectible accounts receivable), and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we also recognize that actual results could differ from any of our estimates and such differences could have a negative or positive impact on future financial results.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS No. 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions of this statement effective January 1, 2003.

In March 2003, the Emerging Issues Task Force published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 on July 1, 2003 did not have any impact on our financial statements.

2.  Accounts Receivable, net

Accounts receivable consists of the following:

     Accounts receivable, gross                                   $ 2,525,203
     Allowance for product returns                                   (773,880)
     Allowance for price markdowns                                    (77,372)
     Allowance for bad debts                                          (14,000)
                                                                  -----------
     Accounts Receivable, net                                     $ 1,659,951
                                                                  ===========

3.  Inventory

Inventory consists of the following:

     Raw materials                                                $   167,257
     Finished goods                                                   437,380
     Product returns, estimated                                       130,253
                                                                  -----------
                                                                      734,890

     Allowance for inventory obsolescence                            (124,938)
                                                                  -----------
     Inventory                                                    $   609,952
                                                                  ===========


4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Advance royalty fees                                         $   140,582
     Prepaid insurance expenses                                       109,746
     Slotting fees                                                     41,000
     Other expenses                                                    18,017
                                                                  -----------
     Prepaid and Other Expenses                                   $   309,345
                                                                  ===========


5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment                                      $   912,279

     Accumulated depreciation                                        (889,404)
                                                                  -----------
     Furniture and Equipment, net                                 $    22,875
                                                                  ===========


6.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued payroll, bonus and vacation expenses                 $   120,974
     Accrued royalty fees                                             110,475
     Inventory receipts                                               107,828
     Customers with credit balances                                    59,696
     Accrued professional fees                                         40,730
     Income taxes                                                      32,538
     Accrued marketing promotion costs                                 24,665
     Other accrued expenses                                            46,429
                                                                  -----------
     Accrued Expenses                                             $   543,335
                                                                  ===========


7.   Dependence on One Major Distributor

We distribute the majority of our products through third-party software distributors to mass-merchant retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products successfully, and they typically designate the distributor they want us to use to fulfill the distribution of our products to their stores, or they may decide to have us distribute our products directly to them.

Atari, Inc. ("Atari") is our primary North American distributor serving the major mass-merchant retailers in North America, such as Wal-Mart, Target and Best Buy, among others. During the three months ended September 30, 2003 and 2002, Atari accounted for $1,569,000 and $992,000, in net sales, or 76% and 53% of net sales, respectively. We have continued to increase our product distribution through Atari to these major mass-merchant retailers by increasing the number of retail facings - designated positions for our software titles within a retailer's shelf space - in these retailers' stores.

eGames' financial condition and our ability to continue as a going concern could be significantly affected in the event that we would lose our distribution capability through Atari. However, product distribution to these retailers is a competitive business within itself and there are other distributors who also serve these leading national retail chains. These alternative distributors could potentially distribute our products to these retailers if, for example, Atari would chose to discontinue distributing our titles or if any of these retailers would decide to discontinue their relationship with Atari.

8.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2004. Additionally, we currently rent certain office equipment through various operating lease agreements. Net rent expense incurred under our operating leases was $21,000 and $18,000 for the three month periods ended September 30, 2003 and 2002, respectively.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Royalty expense under such agreements, which is recorded in cost of sales, was $226,000 and $224,000 for the three months ended September 30, 2003 and 2002, respectively. Additionally, most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. We have commitments to pay $214,000 in advance royalty payments to various software developers under such agreements. Included in this $214,000, is our remaining obligation to pay Greenstreet Software Limited ("GSL") by August 2004 an advance royalty of $40,000 for the licensing of one of its PC software titles.

In conjunction with the launching of a new software title, RealAge Games & Skills, the Company has two existing contracts that contain relatively significant financial commitments by the Company. Specifically, we have a $15,000 commitment remaining with a public relations firm for future services to be performed during fiscal 2004. A second contract for the license of a trademark requires that a second of two $50,000 advance royalty payments be made by May 2004, regardless of actual royalties earned. The first $50,000 advance royalty payment was made to this licensor during fiscal 2003 upon signing the contract, and is classified on our September 30, 2003 balance sheet within "Prepaid and other expenses".

These guaranteed royalty and licensing commitments are expected to be funded by cash flows generated through anticipated income from operations.

9.  International Sales, Licensing Revenues and Internet Sales

International net sales (including both licensing revenues and product net sales) represented 4% and 3%, respectively, of net sales for the three months ended September 30, 2003 and 2002. For the three months ended September 30, 2003 and 2002, licensing revenues comprised 100% and 95%, respectively, of international net sales.

Licensing revenues represented 5% and 6%, respectively, of net sales for the three months ended September 30, 2003 and 2002.

Internet sales accounted for 2% of net sales for both three-month periods ended September 30, 2003 and 2002.

10. Accounting for Stock-based Compensation - Transition and Disclosure, per SFAS No. 148

As of September 30, 2003, we had one existing stock-based employee compensation plan, which was adopted, amended and restated during 1995. This Plan, known as our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"), is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. At our fiscal 2000 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 1,950,000 shares of common stock previously approved to a total of 2,950,000 shares.

Prior to July 1, 2002, we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost relating to stock option grants is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended September 30, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all stock option grants since the original effective date of SFAS No. 123. Additionally, the stock-based employee compensation amounts ($23,010 and $91,245) included in the table below for the three months ended September 30, 2002 do not include $11,250 in stock-based compensation expense reflected in that period's net income, due to being related to a common stock warrant issued to a non-employee third-party (Fleet Bank).

As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding stock option grants in each period.


                                                             Three Months Ended
                                                                September 30,
                                                            ---------------------

                                                              2003        2002
                                                            ---------   ---------
Net income, as reported                                     $ 478,346   $ 212,780

Add: Stock-based employee compensation expense included
   in reported net income, net of tax effects                   8,058      23,010

Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   stock option grants, net of tax effects                     (8,416)    (91,245)
                                                            ---------   ---------
Pro forma net income                                        $ 477,988   $ 144,545
                                                            =========   =========

Net income per common share:

-  Basic, as reported                                         $  0.05     $  0.02
                                                              =======     =======
-  Basic, pro forma                                           $  0.05     $  0.01
                                                              =======     =======

-  Diluted, as reported                                       $  0.05     $  0.02
                                                              =======     =======
-  Diluted, pro forma                                         $  0.05     $  0.01
                                                              =======     =======

11. Credit Facility and Repayment of Prior Bank Debt

On September 18, 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this new credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns or bad debts. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of September 30, 2003, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of September 30, 2003, we did not have any outstanding balance under this credit facility.

On January 16, 2003, we repaid the then remaining $420,000 principal balance outstanding on our term loan with Fleet Bank ("Fleet"), together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement and underlying loan documents. Additionally on January 16, 2003, we redeemed the warrant we had previously issued to Fleet in connection with the forbearance agreement for $50,000.

12. Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about an enterprise's operating segments and related disclosures about our products, geographic areas and major customers.

Based on our organizational structure, we operate in only one geographic area, which is North America, and one reportable segment, which is publishing consumer entertainment software for personal computers.

13. Listing of Company's Common Stock

In April 2001, our common stock was delisted from the Nasdaq SmallCap Market as a result of our failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days. Our stock then began trading on the OTC Bulletin Board under the existing symbol EGAM. We periodically review our alternatives with respect to listing on an exchange, such as the American Stock Exchange or the Nasdaq SmallCap Market. At this time we do not meet several of the criteria for listing on these exchanges. We will, therefore, from time to time continue to evaluate our available alternatives to the OTC Bulletin Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business and economic risk, and are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.

The following important factors, as well as those factors discussed under "Risk Factors" at pages 26 to 31 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

    - the market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;
    - the continued successful business relationship between us and Atari, as our largest customer and our distributor to Wal-Mart, Target, and Best Buy, among others;
    - the amount of unsold product that is returned to us by retail stores and distributors;
    -   the amount of price markdowns granted to retailers and distributors;
    - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
    - the successful sell-through to consumers of our new higher price point products, in all retail channels where they are sold;
    - the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant, specialty and PC software retailers;
    - our ability to control the manufacturing and distribution costs of our software titles;
    - the success of our distribution strategy, including the ability to continue to increase the distribution of our products into key North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
    - the allocation of shelf space (retail facings) for our products in major retail chain stores;
    - the ability of our international product distribution through licensing agreements to earn a royalty and the ability of our licensees to pay us such royalties within agreed upon terms;
    - our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
    - the continued increase in the number of computers in homes in North America and worldwide;
    - the ability to deliver products in response to customer orders within a commercially acceptable time frame;
    -   downward pricing pressure;
    -   fluctuating costs of producing and marketing our products;
    -   our ability to license quality content for our products;
    - the success of our efforts to increase website traffic and product sales over the Internet;
    - consumers' continued demand for value-priced consumer entertainment PC software;
    -   increased competition in the value-priced software category;

and various other factors, many of which are beyond our control.

Critical Accounting Policies
----------------------------
Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our accounting policies with respect to revenue recognition and the valuation of inventory involve the most significant management judgments and estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make and judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, price markdowns, bad debts, inventory obsolescence, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.


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

We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, all of which generally allow for product returns and price markdowns. For product shipments to distributors or retailers that have traditionally sold consumer entertainment PC software products, we record a provision for product returns and price markdowns as a reduction of gross sales at the time title of the product passes to the distributors or retailers.

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

Additionally, we have experienced significant sales growth to distributors and retailers that have traditionally sold consumer entertainment PC software games since June 30, 2002, so that our overall allowance for and exposure to product returns and price markdowns has increased as a function of having more total units of our products (combined with higher average selling prices for those units) in the traditional PC software retail channel.

We recognize revenues from product shipments to distributors and retailers that have traditionally sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48, "Revenue Recognition When the Right of Return Exists," at the time of the sale based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title of the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and the returns can be reasonably estimated at the time of sale. Title passes to these distributors or retailers either upon shipment of the product or receipt of the product by these distributors or retailers based on the terms of the sale transaction. Most of our distributors and retailers require shipping terms of FOB destination, which results in the title to our product passing at the time that the distributors or retailers actually receive our product. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, we obtain proof of deliveries from the freight companies that deliver our products to our customers for product shipments made during the last two weeks of a reporting period. Revenues and cost of revenues associated with product shipments received by our distributors or retailers after the reporting period and having FOB destination terms are excluded from the current period's operating results. The results of the sales cut-off tests for each reporting period are reviewed by our Controller, Chief Financial Officer and independent auditors before the reporting period's earnings release is distributed.

During fiscal 2002, we recognized revenues for product shipments to customers that have not traditionally sold consumer entertainment PC software products (primarily drug store retailers and distributors serving these drug store retailers) when our products actually sold through to the end consumer at these retail locations or when the right of return no longer existed. We did not recognize these revenues at the time we shipped our products to these drug store retailers or distributors based upon our revenue recognition policy for these types of customers. During fiscal 2002, we discontinued the distribution of our products directly to these drug store retailers and distributors serving these drug store retailers.

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

We are exposed to product obsolescence due to the relatively short product life cycles (averaging six to eighteen months) of our consumer entertainment PC software products. From time to time, our competitors may introduce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products, which would require us to write-down the value of such inventory. Additionally, from time to time, we have been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements with third-party software developers for product content may also expire before such inventory has been sold. Although we attempt to accurately match production requirements of our products to forecasted consumer demand, we may from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product. When this occurs, we attempt to liquidate these excess quantities of remaining inventory, frequently at closeout prices below their previous carrying costs net of our allowance for obsolescence. If we cannot liquidate such inventory, or if we are unable to sell any remaining units due to legal or other reasons, we then write down the remaining value to zero. The adequacy of our allowance for inventory obsolescence is reviewed at the close of each reporting period, and any adjustments (positive or negative) are reflected in the current period's provision.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 3. The word "customer (s)" as used in this document is defined as third-party distributor (s) and/or retailer (s), as compared to the word "consumer (s)," which is defined as being the end consumer (s) shopping at retail stores or over the Internet.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Sales
---------
For the three months ended September 30, 2003, net sales increased by $193,000, or 10%, to $2,052,000 compared to $1,859,000 for the same quarter a year ago. The $193,000 increase in net sales resulted from a $506,000 increase in net product sales to traditional software distributors and retailers, due primarily to the increased distribution of our software titles to the major North American mass-merchant and specialty retailers served by our largest distributor (Atari, Inc.). This $506,000 net sales increase to traditional software distributors and retailers was partially offset by a $233,000 decrease in net product sales to inventory liquidation distributors and retailers, combined with a $75,000 decrease in net product sales to non-traditional software distributors and retailers and a $5,000 decrease in licensing revenues compared to the prior year's same quarter.

The following tables represent our net sales by distribution channel and customer for the three months ended September 30, 2003 and 2002, respectively:

                                                                             Three Months Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                                                Increase
Distribution Channel                                                    2003         2002      (Decrease)
-------------------------------------------------------------------- -----------  -----------  ---------
Traditional software distributors and retailers                      $ 1,951,000  $ 1,445,000  $ 506,000
Inventory liquidation distributors and retailers                           - 0 -      233,000   (233,000)
Non-traditional software distributors and retailers                        - 0 -       75,000    (75,000)
Licensing revenues                                                       101,000      106,000     (5,000)
-------------------------------------------------------------------- -----------   ----------  ---------
Net Sales                                                            $ 2,052,000  $ 1,859,000  $ 193,000
                                                                     ===========  ===========  =========

                                                                             Three Months Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                                                Increase
Customer                                 Customer Type                  2003         2002      (Decrease)
-------------------------------------- ----------------------------- -----------  -----------  ---------
Atari                                    Distributor                 $ 1,569,000  $   992,000  $ 577,000
CompUSA                                  Retailer                         93,000       67,000     26,000
Jack of All Games                        Distributor                      54,000       61,000     (7,000)
Inventory liquidators, various           Distributors & Retailers          - 0 -      233,000   (233,000)
Licensees, various                       Distributors                    101,000      106,000     (5,000)
Other                                    Distributors & Retailers        235,000      400,000   (165,000)
-------------------------------------- ----------------------------- -----------  -----------  ---------
Net Sales                                                            $ 2,052,000  $ 1,859,000  $ 193,000
                                                                     ===========  ===========  =========

Increased distribution of our software titles to major North American mass-merchant and specialty retailers served by our largest distributor, Atari, Inc. ("Atari"), combined with an increase in our average selling price, were the major factors contributing to the $506,000 increase in net product sales to traditional software distributors and retailers. Our net product sales increase to Atari was $577,000 during the current quarter, which represented a 58% increase over the net product sales during the same quarter a year ago. As the table above indicates, we primarily sell our products through national software distributors, in particular, Atari, that serve North American mass-merchant retailers such as Wal-Mart, Target and Best Buy. We have also established direct sales relationships with certain PC software retailers, such as CompUSA, that require direct-to-store distribution and replenishment capability, and accordingly we have electronic data interchange ("EDI") hardware and software systems available in order to process these type of orders.

We have continued to increase the number of retail facings - designated positions for our software titles within a retailer's shelf space - at mass-merchant retailers such as Wal-Mart, Target and Best Buy, as well as PC software retailers like CompUSA. Product distribution to these retailers, which have historically been successful in merchandising consumer entertainment PC software, has increased as a result of strong product sell through activity to consumers at these retailers' store locations. These retailers typically designate the distributor that they want us to use to fulfill the distribution of our products to their stores, and in certain instances retailers have decided to have us distribute software products directly to them. Distribution to these retailers is a competitive business within itself and there are other distributors who also serve these leading national retail chains. If Atari chose to discontinue distributing our titles or if any of these retailers decided to discontinue their relationship with Atari, one or more of these alternative distributors could potentially distribute our products to these retailers.

During the three months ended September 30, 2003, our net sales were categorized as follows:

    o 87% of product shipments to traditional software distributors, including Atari and Jack of All Games;
    o 8% of product shipments made directly to traditional software retailers, such as CompUSA; and
    o    5% of licensing revenues.

This compares to the three months ended September 30, 2002, when our net sales were categorized as follows:

    o 62% of product shipments to traditional software distributors, including Atari and Jack of All Games;
    o 15% of product shipments to traditional software retailers, such as CompUSA;
    o   13% of product shipments to various inventory liquidators;
    o    6% of licensing revenues; and
    o 4% of product shipments to non-traditional software retailers and distributors.

During the three months ended September 30, 2003 and 2002, we had one major distributor, Atari that represented 76% and 53%, respectively, of net sales. (See "Our success depends on continued viable business relationships with key distributors and retailers" and "A significant part of our sales come from a limited number of customers" under "Risk Factors," page 27).

We did not have any sales to inventory liquidation distributors and retailers during the quarter ended September 30, 2003, compared to $233,000 in such sales during the quarter ended September 30, 2002, primarily due to the improved quality of our on-hand inventory units. Additionally, we did not receive anticipated units of recently discontinued titles back from the retail channel before the end of the current reporting period, and accordingly any future inventory liquidation sales of such discontinued titles received after September 30, 2003 will be reflected in those subsequent periods. Throughout fiscal 2004, as retailers periodically reset the mix of software titles on their store shelves, we expect to receive additional quantities of certain discontinued titles back from the retail channel that will then need to be liquidated through sales to liquidation distributors and retailers.

The decrease in net sales to non-traditional software retailers and distributors was the result of our fiscal 2002 decision to transition our direct distribution relationships with drug store retailers and distributors to a licensing relationship with a third-party distributor (United American Video or "UAV"). We believe this is a lower-risk, higher-margin relationship, due to UAV assuming the responsibilities and costs of order processing and receivable collections, inventory production, distribution, promotion and merchandising of our products to drug store retailers, who have not traditionally sold software products to consumers. During fiscal 2004, we expect that any net sales of our software products generated at drug store retail locations will be through our licensing agreement with UAV. Due to the overall performance of the PC software category at drug store retailers (compared to the stronger sales performance of similar titles sold at mass-merchant and specialty software retailers), we expect that licensing revenues from UAV and any other similar sources will remain low.

We have transitioned our international distribution efforts to a series of licensing agreements covering various territories outside of North America, with the majority of our international revenues originating from the United Kingdom, Germany, Australia and Brazil. As a result of these agreements, we no longer bear the working capital risk of supporting these multi-country sales efforts, but expect to earn a licensing fee based on these third-party distributors' sales of our products. These third-party licensees assume the responsibilities and costs of order processing, accounts receivable collections, inventory production, distribution, promotion, and merchandising of our products with their retail customers. However, these arrangements give us much less direct control over the marketing and sales of our products in these territories, making us dependent on our licensees' capability to effectively market and sell our products, and on their ability to pay us royalties earned when due.

International net revenues, including both product net sales and licensing revenues, for the three months ended September 30, 2003 and 2002 were $79,000 and $58,000, respectively, or 4% and 3%, respectively, of net sales. During fiscal 2004, we believe that international net revenues may represent approximately 5% of net sales and will be generated primarily from licensing revenues split equally between Greenstreet Software Limited ("GSL") and Rondomedia.

Licensing revenues for the three months ended September 30, 2003 and 2002, were $101,000 and $106,000, respectively, or 5% and 6%, respectively, of net sales. Licensing revenues are generated primarily from sales made by our international distributors. This $5,000 decrease in licensing revenues was primarily due to licensing revenue decreases from UAV and Anasoft, which were partially offset by licensing revenue increases from Rondomedia and GSL.

We experienced some difficulty in the collection of our accounts receivable from GSL during fiscal 2003. Accordingly, during fiscal 2004, we will continue to evaluate GSL's ability to increase or maintain its market share in the territories in which it distributes our products, as well as its ability to make timely receivable payments to us. We will continue to base our decision to recognize revenue from this licensing arrangement with GSL on the information available to us as of each reporting period. As of September 30, 2003, our accounts receivable balance with GSL was approximately $33,000.

Internet sales accounted for 2% of net sales for the three months ended September 30, 2003 and 2002, and we anticipate Internet sales representing about 3% of net sales during the remainder of fiscal 2004. During fiscal 2004, we have launched a new e-commerce system, which is intended to increase the profitability of our Internet sales. In conjunction with the launch of this new system, we have revamped the look of our websites and we will continue to improve the more popular features of our websites, including our free online game arcade, in order to drive web traffic and sales on our websites. We will also continue programs implemented in fiscal 2003 to expand on-line registration of our retail products in order to increase our database of registered users who are interested in receiving promotional offers about our products.

Product Returns and Price Markdowns

During the three months ended September 30, 2003 and 2002, our provision for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) was $308,000 and $316,000, respectively, or 14% and 15% of related gross sales, respectively.

Based upon historical results and current trends in our product sell-through rates to consumers, combined with continued inventory controls being maintained by retailers and distributors, we anticipate our overall fiscal 2004 provision for product returns and price markdowns may be approximately 15% of related gross sales. Among other things, a factor that we will continue to closely evaluate in determining our provision for anticipated product returns and price markdowns will be the consumer sell-through results of our higher priced products that were introduced during the first quarter of this fiscal year. We expect to continue expanding our distribution of certain higher priced products during fiscal 2004. The sale of such products, with a targeted retail price of $19.99, represents a departure from our typical value-priced product offering to the casual gamer that has historically been retail priced at about $9.99. Accordingly, these higher priced titles represent a greater risk of price markdown exposure if they do not sell through to consumers at anticipated rates.

Cost of Sales
-------------
Cost of sales for the three months ended September 30, 2003 were $818,000 compared to $880,000 for the three months ended September 30, 2002, representing a decrease of $62,000 or 7%. This cost of sales decrease was caused primarily by decreases of:

    o   $75,000 in product costs;
    o   $20,000 in freight costs; and
    o   $14,000 in other cost of sales.

These cost of sales decreases were partially offset by cost of sales increases of:

    o   $45,000 in provision for inventory obsolescence; and
    o   $2,000  in royalty costs.

The $75,000 decrease in product costs was caused primarily by the reduction in inventory liquidation sales of end-of-lifecycle products. This decrease in product costs was partially offset by an increase in sales of box titles having higher product costs, due to these box titles containing additional CD's, compared to similarly priced box titles sold during the year ago quarter.

The $20,000 decrease in freight costs was due to the increase in cost effective product shipments to a concentrated group of retailers' and distributors' locations.

The $14,000 decrease in other cost of sales resulted primarily from cost reductions in warehousing, packaging and direct-to-store handling costs.

The $45,000 increase in the provision for inventory obsolescence resulted from our determination that the remaining inventory quantities of certain titles, recently discontinued by various retailers, needed to be revalued down to estimated inventory liquidation sales values that were below their previous carrying costs.

The $2,000 increase in royalty costs was caused by the increase in overall net sales, which was partially offset by a slightly lower average royalty rate on titles sold during the current quarter, compared to the average royalty rate on the titles sold in the same quarter last year, due to product mix.

Gross Profit Margin
-------------------
Our gross profit margin for the three months ended September 30, 2003 increased to 60.1% of net sales from 52.7% of net sales for the three months ended September 30, 2002. The 7.4% increase in gross profit margin was caused by cost decreases, as a percentage of net sales, of:

    o   6.2% in product costs;
    o   1.3% in freight costs;
    o   1.0% in royalty costs; and
    o   0.9% in other costs.

The reasons for the percentage of net sales decreases in these cost of sales categories are discussed under "Cost of Sales," above.

These cost of sales decreases were partially offset by a 2.0% increase, as a percentage of net sales, in the provision for inventory obsolescence, which was related to our determination that the remaining inventory quantities of certain titles, recently discontinued by various retailers, needed to be revalued down to estimated inventory liquidation sales values that were below their previous carrying costs.

Operating Expenses
------------------
Product development expenses for the three months ended September 30, 2003 were $126,000 compared to $103,000 for the three months ended September 30, 2002, an increase of $23,000 or 22%. This $23,000 increase was caused primarily by increased salary and related costs, combined with costs associated with upgrading our web site.

Selling, general and administrative expenses for the three months ended September 30, 2003 were $603,000 compared to $645,000 for the three months ended September 30, 2002, a decrease of $42,000 or 7%. As a result of various cost saving initiatives, we have continued to achieve cost savings across various categories. The primary cost reductions were:

    o   $40,000 in professional services, outside labor and consultants expense;
    o   $23,000 in bad debt expense; and
    o   $26,000 in stock-based compensation expense related to the valuation of stock options and warrants.

These cost decreases were partially offset by cost increases of:

    o   $40,000 in public relations costs related to a new product launch; and
    o   $7,000  in other various operating expenses.

The $40,000 decrease in professional services, outside labor and consultants expense resulted from non-recurring support and consulting costs relating to our EDI system and administrative services incurred in the year ago quarter, combined with decreased legal and accounting fees.

The $23,000 decrease in bad debt expense was caused by the overall improvement in the quality and related collectibility of our accounts receivable balances.

The $26,000 decrease in stock-based compensation expense was comprised of a $14,000 decrease in expense related to the vesting of stock options previously granted, combined with a $12,000 decrease related to the prior period's stock warrant expense.

The $40,000 increase in public relations costs resulted from costs associated with the launching of a new software title, RealAge Games & Skills. We have contracted with a public relations firm to incur at least another $15,000 on this project, and during the next few months we will decide how much more in financial resources, if any, to commit towards additional services with this firm.

The $7,000 increase in other operating expenses resulted from cost savings in various categories, such as depreciation expense and tradeshow costs.

Interest Expense, Net
---------------------
Net interest expense for the three months ended September 30, 2003 was $5,000 compared to $18,000 for the three months ended September 30, 2002, a decrease of $13,000. This $13,000 decrease was due to the elimination of our previous bank debt, which was repaid in full on January 16, 2003. The decrease in net interest expense was partially offset by a $5,000 commitment fee related to our recently established credit facility with Hudson United Bank.

Provision for Income Taxes
--------------------------
During the three months ended September 30, 2003, our provision for income taxes was $22,000 compared to no provision for the quarter ended September 30, 2002. The current period's provision related to the estimated taxable income related to various states, combined with no estimated taxable income calculated for federal income tax purposes because of remaining federal net operating loss carry-forwards ("NOL's"), which were sufficient to offset estimated taxable income for federal income tax purposes for the quarter ended September 30, 2003.

Net Income
----------
As a result of the factors discussed above, our net income for the three months ended September 30, 2003 was $478,000 compared to $213,000 for the same period a year earlier, an increase in net income of $265,000.

Weighted Average Common Shares
------------------------------
The weighted average common shares outstanding on a diluted basis increased by 180,417 for the three months ended September 30, 2003 to 10,473,098 from 10,292,681 for the three months ended September 30, 2002. The current period's increase in the diluted basis calculation of weighted average common shares resulted from including additional common share equivalents ("CSE's"), compared to the year ago period, due to more CSE's being "in the money" or having an exercise price less than the average price of the Company's common shares during the current period.

Liquidity and Capital Resources

At September 30, 2003, we had $2,209,000 in working capital and $2,232,000 in stockholders' equity, compared to $1,727,000 in working capital and $1,746,000 in stockholders' equity at June 30, 2003.

At September 30, 2003, we had $757,000 in cash compared to $1,024,000 at June 30, 2003. This $267,000 decrease in cash resulted from $259,000 in net cash used in operating activities, combined with $8,000 in net cash used in investing activities.

For the three months ended September 30, 2003, net cash used in operating activities was $259,000 compared to net cash used in operating activities of $202,000 for the three months ended September 30, 2002. The $259,000 in net cash used in operating activities during the three months ended September 30, 2003 was from cash uses incurred from:

    o   $821,000 in increased accounts receivable;
    o   $193,000 in increased inventory;
    o   $72,000  in increased prepaid and other expenses; and
    o   $66,000  in decreased accrued expenses.

Partially offsetting these cash uses were cash sources generated from $478,000 in net income, in addition to increases of:

    o   $392,000 in provision for product returns, price markdowns, bad debts and inventory obsolescence;
    o   $11,000  in accounts payable;
    o   $8,000   in stock-based compensation; and
    o   $4,000   in depreciation and amortization.

For the three months ended September 30, 2003, net cash used in investing activities was $8,000 compared to no investing activities for the three months ended September 30, 2002. The $8,000 in net cash used in investing activities during the three months ended September 30, 2003 related to upgrades of our computer network. During fiscal 2004, we anticipate investing activities to continue relating to scheduled upgrades of our computer network's hardware and software.

For the three months ended September 30, 2003, we had no financing activities compared to the three months ended September 30, 2002 when we had net cash used in financing activities of $227,000.

On September 18, 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this new credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns or bad debts. The new credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of November 12, 2003, we were in compliance with each of those covenants. This new credit facility was established to provide working capital for our operations. As of November 12, 2003, we did not have any outstanding balance under this new credit facility.

On July 23, 2001, Fleet Bank ("Fleet") notified us that due to our violation of the financial covenants under our credit facility as of June 30, 2001, and material adverse changes in our financial condition, Fleet would no longer continue to fund the prior $2,000,000 credit facility. On November 2, 2001, we entered into an agreement with Fleet to pay off the credit facility's then outstanding balance of $1,400,000 over a twenty-two month period. The agreement provided that the remaining outstanding balance owed under the credit facility was to be repaid by July 31, 2003 in monthly installments, with interest at the prime rate plus three percent. On January 16, 2003, we repaid the then remaining $420,000 principal balance outstanding on this term loan, together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement.

Contractual Obligations and Commitments
---------------------------------------
Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2004. Additionally, we currently rent certain office equipment through various operating lease agreements. Net rent expense incurred under our operating leases was $21,000 and $18,000 for the three month periods ended September 30, 2003 and 2002, respectively.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Royalty expense under such agreements, which is recorded in cost of sales, was $226,000 and $224,000 for the three months ended September 30, 2003 and 2002, respectively. Additionally, most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. We have commitments to pay $214,000 in advance royalty payments to various software developers under such agreements. Included in this $214,000 is our remaining obligation to pay Greenstreet Software Limited ("GSL") by August 2004 an advance royalty of $40,000 for the licensing of one of its PC software titles.

In conjunction with the launching of a new software title, RealAge Games & Skills, the Company has two existing contracts that contain relatively significant financial commitments by the Company. Specifically, we have a $15,000 commitment remaining with a public relations firm for future services to be performed during fiscal 2004. A second contract for the license of a trademark requires that a second of two $50,000 advance royalty payments be made by May 2004, regardless of actual royalties earned. The first $50,000 advance royalty payment was made to this licensor during fiscal 2003 upon signing the contract, and is classified on our September 30, 2003 balance sheet within "Prepaid and other expenses".

These guaranteed royalty and licensing commitments are expected to be funded by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments.

                                              Payments Due by Period
                              -------------------------------------------------------

                                          Less than     1-3         3-5     More than
Contractual Obligations         Total      1 year      years       years     5 years
---------------------------------------   ---------  ----------  ---------  ---------
Operating Leases              $ 125,000   $  63,000  $  38,000   $  24,000  $   - 0 -
Advance Royalty Commitments     214,000     189,000     25,000       - 0 -      - 0 -
Product Launch                   65,000      65,000      - 0 -       - 0 -      - 0 -
---------------------------------------   ---------  ----------  ---------  ---------
Total                         $ 404,000   $ 317,000  $   63,000  $  24,000  $   - 0 -
                              =========   =========  ==========  =========  =========

Liquidity Risk
--------------
From the first quarter of fiscal 2002 until September 18, 2003, the date on which we entered into our new credit facility agreement, we did not have access to a credit facility and had been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to achieve and maintain positive cash flow remains essential to our survival as a going concern because our access to this credit facility is limited to the lesser of $500,000 or seventy-five percent of our qualified accounts receivable. Our ability to do this depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of the primary distributors and retail customers of our products, the sell-through of our products to consumers, and the costs of developing, producing and marketing such products.

We believe that our projected cash and working capital balances may be sufficient to fund our operations, including the contractual obligations and commitments described above, through June 30, 2004, but there are significant challenges that we will need to successfully manage in order to be able to fund our operations through that period of time and beyond. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; and maintaining timely receivable payments from our concentrated group of customers. For example, our liquidity would be severely impacted if Atari, and to a lesser extent Jack of All Games or CompUSA, did not make payments on a timely basis, or if other business conditions caused them to fail to pay us. Additionally, our accounts payable have historically increased substantially during our first and second fiscal quarters (third and fourth calendar quarters) when we increase the amount of inventory we purchase to meet anticipated customer orders for the back to school and holiday selling seasons. If we are not paid timely by our customers during the period following this seasonal increase in inventory purchases, we may have difficulty paying our vendors in a timely manner, which would then significantly impact our ability to continue normal operations.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our current products to consumers, and the growth of the consumer entertainment PC software market, and in particular our share of that market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns and a lack of customer replenishment orders for these products. As a result of these factors, we may not be able to achieve or maintain positive cash flow. Additional outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the dilution it may cause or other costs associated with such financing.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS No. 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions of this statement effective January 1, 2003.

In March 2003, the Emerging Issues Task Force published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 on July 1, 2003 did not have any impact on our financial statements.

Listing of Company's Common Stock

In April 2001, our common stock was delisted from the Nasdaq SmallCap Market as a result of our failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days. Our stock then began trading on the OTC Bulletin Board under the existing symbol EGAM. We periodically review our alternatives with respect to listing on an exchange, such as the American Stock Exchange or the Nasdaq SmallCap Market. At this time we do not meet several of the criteria for listing on these exchanges. We will, therefore, from time to time continue to evaluate our available alternatives to the OTC Bulletin Board.

FACTORS AFFECTING FUTURE PERFORMANCE

Risk Factors
------------
Our business is subject to many risks and uncertainties that could affect our future financial performance. The following discussion highlights some of the more important risks we have identified, but they may not be the only factors that could affect future performance.

During our recent history, we have experienced significant volatility in our financial results, making it difficult to evaluate our future financial prospects. In particular, we experienced a $5,933,000 loss in fiscal 2001, followed by net income of $2,181,000 in fiscal 2002 and net income of $1,592,000 in fiscal 2003, Prior to those periods, we earned approximately $253,000, $463,000 and $1,253,000 in fiscal 2000, 1999 and 1998, respectively. We began operations in July 1992, and experienced significant losses from inception through the end of fiscal 1997. Prior to fiscal 1998, we funded our operations mostly through proceeds from our initial public offering of common stock in October 1995 and through the sale of preferred stock in private offerings in November 1996, and January and April 1997, in addition to proceeds from the exercise of various common stock warrants and stock options. We have since funded our business activities from cash generated from operations and bank borrowings. Currently, we have access only to a $500,000 credit facility with Hudson United Bank ("HUB") that is subject to borrowing restrictions based on the value of our accounts receivable.

Our accumulated deficit at June 30, 2003 was $8,176,000. Even though we achieved profitability in fiscal 2002 and 2003, given current economic conditions in the United States in general, there can be no assurance that we will be profitable in fiscal 2004 and beyond. Our operations today continue to be subject to all of the risks inherent in the operation of a small business, which has suffered liquidity problems in a highly competitive industry dominated by larger competitors. These risks include, but are not limited to, development, distribution and marketing difficulties, competition, and unanticipated costs and expenses. Our future success will depend on our ability to be profitable in the development, marketing and distribution of our current and future software products.

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

On January 16, 2003, we repaid the then remaining $420,000 principal balance outstanding on our term loan with Fleet, together with accrued interest, in full satisfaction of all obligations under the November 2, 2001 forbearance agreement. Additionally on January 16, 2003, we redeemed from Fleet the warrant associated with the forbearance agreement for $50,000.

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

A significant part of our sales come from a limited number of customers. Due to our decision during fiscal 2002 to discontinue selling our consumer entertainment PC software products directly to drug store retailers and distributors serving these drug store retailers and to focus instead on selling our products to mass-merchant, specialty and PC software retailers that have traditionally sold value-priced consumer entertainment PC software, we now rely on a concentrated group of large customers. The majority of our current sales are to mass merchant, specialty and PC software retailers, and distributors serving such retailers, and in particular to Atari. Atari is our primary North American distributor that services the major mass-merchant retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. Our net sales to Atari during the fiscal year ended June 30, 2003 were $4,370,000 and represented 61% of our total net sales. We anticipate that net sales to Atari may represent greater than 65% of our total net sales during fiscal 2004. Accordingly, we expect to continue depending upon a limited number of significant customers, and in particular Atari, for the foreseeable future.

Most of our customers, including Atari, may terminate their relationship with us at any time. In the event that we lose our distribution capability through Atari or any of our other large distributors or retailers, it would significantly harm our financial condition and our ability to continue as a going concern.

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

Our customers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time revenue is recognized for sales to traditional software retail customers and distributors servicing such retailers. These allowances are based on historical product return and price markdown results with these types of customers, product sell-through information and channel inventory reports supplied by these retailers and the distributors that serve them, among other factors. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed these anticipated amounts, particularly for products that have higher price points than our typical $9.99 jewel case products, which would negatively impact our future results of operations.

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

Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, in the periods specified in the SEC's rules and forms, the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                        Description of Exhibit
-----------                        ----------------------
    31.1 Certification of Gerald W. Klein as President and Chief Executive Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification of Thomas W. Murphy as Vice President and Chief Financial Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1 Certification of Gerald W. Klein as President and Chief Executive Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 Certification of Thomas W. Murphy as Vice President and Chief Financial Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

On July 23, 2003, the Company furnished a report on Form 8-K under Item 12 regarding a press release announcing the date that it expects to release its financial results for the fiscal year ended June 30, 2003.

On August 25, 2003, the Company furnished a report on Form 8-K under Item 12 regarding a press release announcing the Company's financial results for the fiscal year ended June 30, 2003.

On September 19, 2003, the Company filed a report on Form 8-K under Item 5 regarding a press release announcing it had entered into a Business Loan Agreement with Hudson United Bank ("HUB") to permit the Company to borrow up to $500,000 from HUB.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: November 13, 2003                   /s/ Gerald W. Klein
      -----------------                   --------------------
                                          Gerald W. Klein, President, Chief
                                          Executive Officer and Director


Date: November 13, 2003                   /s/ Thomas W. Murphy
      -----------------                   --------------------
                                          Thomas W. Murphy, Chief Financial
                                          Officer and Chief Accounting Officer

                                                                   Exhibit 31.1

                                  Certification
                                  -------------

I, Gerald W. Klein, certify that:

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


Date: November 13, 2003
-----------------------

                                     /s/ Gerald W. Klein
                                     -------------------
                                     Gerald W. Klein
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                                                                   Exhibit 31.2

                                  Certification
                                  -------------

I, Thomas W. Murphy, certify that:

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


Date: November 13, 2003
-----------------------

                                     /s/ Thomas W. Murphy
                                     --------------------
                                     Thomas W. Murphy
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
November 13, 2003

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

                                                                   Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                 ---------------------------------------------


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
November 13, 2003

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.