Form 10QSB
period 2003-12-31
EGAMES INC
filed 2004-02-13
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (Mark One)

          |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2003

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

                               Yes (X)    No ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,989,337 shares of common stock, no par value per share, as of February 12, 2004.

Transitional Small Business Disclosure Format (check one):  Yes (  )  No ( X )

                                      INDEX

                                                                       Page
                                                                       ----
Part I.       Financial Information

Item 1.       Unaudited Financial Statements:

              Balance Sheet as of December 31, 2003...................  3

              Statements of Operations for the three and six months
                  ended December 31, 2003 and 2002 ...................  4

              Statements of Cash Flows for the six months
                   ended December 31, 2003 and 2002...................  5

              Notes to Financial Statements...........................  6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................  14

              Risk Factors............................................  28

Item 3.       Controls and Procedures.................................  33

Part II       Other Information

Item 4.       Submission of Matters to a Vote of Security Holders.....  34

Item 6.       Exhibits and Reports on Form 8-K........................  34

Exhibit Index ........................................................  34

Signatures    ........................................................  35

Exhibits      ........................................................  36

Item 1.  Unaudited Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)
                                December 31, 2003



ASSETS

Current assets:
   Cash and cash equivalents                                        $ 1,787,278
   Accounts receivable, net of allowances of $1,275,596               1,107,807
   Inventory, net                                                       738,352
   Prepaid and other expenses                                           335,219
                                                                    -----------
          Total current assets                                        3,968,656


Furniture and equipment, net                                             36,170
                                                                    -----------
          Total assets                                              $ 4,004,826
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   754,826
   Accrued expenses                                                     529,257
                                                                    -----------
          Total current liabilities                                   1,284,083


Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
         10,221,237 issued and 9,989,337 outstanding)                 9,179,827
   Additional paid-in capital                                         1,268,469
   Accumulated deficit                                               (7,226,136)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                  2,720,743
                                                                    -----------
          Total liabilities and stockholders' equity                $ 4,004,826
                                                                    ===========




                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                       Three months ended            Six months ended
                                          December 31,                  December 31,
                                    -------------------------    -------------------------

                                       2003          2002           2003          2002
                                    -----------   -----------    -----------   -----------
Net sales                           $ 2,115,561   $ 1,945,817    $ 4,168,033   $ 3,804,973

Cost of sales                           892,630       741,291      1,710,815     1,621,094
                                    -----------   -----------    -----------   -----------
Gross profit                          1,222,931     1,204,526      2,457,218     2,183,879

Operating expenses:
    Product development                 140,696       101,941        267,086       204,747
    Selling, general and
       administrative                   589,534       648,810      1,191,818     1,294,102
                                    -----------   -----------    -----------   -----------
        Total operating expenses        730,230       750,751      1,458,904     1,498,849
                                    -----------   -----------    -----------   -----------

Operating income                        492,701       453,775        998,314       685,030

Interest (income) expense, net           (1,466)       11,688          3,517        30,162
                                    -----------   -----------    -----------   -----------

Income before income taxes              494,167       442,087        994,797       654,868

Provision for income taxes               22,913         - 0 -         45,197         - 0 -
                                    -----------   -----------    -----------   -----------

Net income                          $   471,254   $   442,087    $   949,600   $   654,868
                                    ===========   ===========    ===========   ===========


Net income per common share:

       - Basic                           $ 0.05        $ 0.04         $ 0.10        $ 0.07
                                         ======        ======         ======        ======
       - Diluted                         $ 0.04        $ 0.04         $ 0.09        $ 0.06
                                         ======        ======         ======        ======


Weighted average common shares
    outstanding - Basic               9,989,337     9,989,337      9,989,337     9,989,337

Dilutive effect of common share
    equivalents                         831,090       535,797        684,845       428,102
                                    -----------   -----------    -----------   -----------

Weighted average common shares
    outstanding - Diluted            10,820,427    10,525,134     10,674,182    10,417,439
                                    ===========   ===========    ===========   ===========


                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Six months ended
                                                                         December 31,
                                                                  -------------------------
                                                                      2003         2002
                                                                  -----------   -----------
Cash flows from operating activities:
    Net income                                                    $   949,600   $   654,868
    Adjustment to reconcile net income to net cash
             provided by operating activities:
    Stock-based compensation                                           25,332        62,319
    Depreciation, amortization and other non-cash items                 8,993        22,233
    Provisions for product returns, price markdowns, bad debts
             and inventory obsolescence, net of adjustments         1,153,452       718,191
    Changes in items affecting operations:
             Accounts receivable                                     (989,524)   (1,107,187)
             Prepaid and other expenses                               (97,983)       55,673
             Inventory                                               (362,037)     (161,524)
             Accounts payable                                         181,729       295,673
             Accrued expenses                                         (80,612)     (138,856)
                                                                  -----------   -----------
Net cash provided by operating activities                             788,950       401,390
                                                                  -----------   -----------

Cash flows from investing activities:
    Purchases of furniture, equipment and other assets                (25,909)       (4,127)
                                                                  -----------   -----------
Net cash used in investing activities                                 (25,909)       (4,127)
                                                                  -----------   -----------

Cash flows from financing activities:
    Repayments of credit facility/bank debt                             - 0 -      (420,000)
    Repayments of note payable                                          - 0 -       (33,522)
                                                                  -----------   -----------
Net cash used in financing activities                                   - 0 -      (453,522)
                                                                  -----------   -----------

Net increase (decrease) in cash and cash equivalents                  763,041       (56,259)

Cash and cash equivalents:
   Beginning of period                                              1,024,237       700,109
                                                                  -----------   -----------

   End of period                                                  $ 1,787,278   $   643,850
                                                                  ===========   ===========

Supplemental cash flow information:

   Cash paid for interest                                         $     5,475   $    31,321
                                                                  ===========   ===========

   Cash paid for income taxes                                     $    29,986   $     - 0 -
                                                                  ===========   ===========


                 See accompanying notes to financial statements.

                                  eGames, Inc.

                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells value-priced consumer entertainment PC software games. PC software games today are sold in most mass-merchant and specialty retail stores. Our product line enables us to serve consumers who are seeking a broad range of high-quality, value-priced PC software, distributed on CD-ROM media and also electronically via the Internet. In North America, our products are distributed primarily through third-party distributors on a non-exclusive basis who service mass-merchant and specialty retailers. We also sell our products directly to certain PC software retailers. In territories outside North America, our products are distributed through third-party distributors that license our PC software content for their own manufacture and distribution within specific geographic territories. The word "customer " as used in this document refers to third-party distributors and retailers, as compared to the word "consumer," which refers to the end consumer shopping at retail stores or over the Internet.

Liquidity

As of December 31, 2003, we had stockholders' equity of $2,721,000 and working capital of $2,685,000. For the three and six months ended December 31, 2003, we earned net income of $471,000 and $950,000, respectively. Additionally, as of December 31, 2003, we had a cash balance of $1,787,000 representing a $763,000 cash increase from June 30, 2003.

From the first quarter of fiscal 2002 until September 2003, when we entered into a new credit facility agreement, we did not have access to a credit facility and had been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to maintain positive cash flow remains essential to our survival as a going concern, because our access to this credit facility is limited to the lesser of $500,000 or 75% of our qualified accounts receivable. As of December 31, 2003, we had not utilized any of this credit facility, although we were eligible to draw up to $500,000 under this credit facility, based on qualified accounts receivable as of that date. Positive cash flow depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of our primary distributors and retailers, sell-through of our products to consumers, and the costs of producing and marketing such products.

There are significant challenges that we will need to successfully manage in order to be able to fund our operations in the future. These challenges include, but are not limited to: maintaining acceptable payment terms with our vendors; and maintaining timely receivable payments from a concentrated group of customers. For example, our liquidity would be severely impacted if Atari, and to a lesser extent EB Carlson, Take Two Interactive, Jack of All Games, or CompUSA, did not make payments on a timely basis, or if other business conditions caused them to fail to pay us. Additionally, our accounts payable have historically increased substantially during our first and second fiscal quarters (third and fourth calendar quarters) when we increase the amount of inventory we purchase to meet anticipated customer orders for the back to school and holiday selling seasons. If we are not paid timely by our customers during the period following this seasonal increase in inventory purchases, we may have difficulty paying our vendors in a timely manner, which would then significantly impact our ability to continue normal operations.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our products to consumers, the growth of the consumer entertainment PC software market, and in particular our share of that market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns or price markdowns and a lack of customer replenishment orders for these products. As a result of these factors, we may not be able to maintain positive cash flow. Additional outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the stockholder dilution it may cause or other costs associated with such financing.

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as promulgated in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Notes to Financial Statements included in our Form 10-KSB for the fiscal year ended June 30, 2003 should be read in conjunction with the accompanying statements. These statements include all adjustments that management believes are necessary for a fair presentation of the statements. These interim operating results are not necessarily indicative of the results for a full year. Certain dollar amounts discussed within the "Notes to Financial Statements" have been rounded to the nearest thousand.

Fair Value of Financial Instruments

The recorded amounts of accounts receivable and accounts payable at December 31, 2003 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable is reflected at the amount we expect to ultimately collect from outstanding customer balances, and is shown on our balance sheet net of allowances for product returns, price markdowns and bad debts. The adequacy of these allowances is reviewed at the end of each reporting period and any necessary adjustments to these allowances are made through additional provisions for: product returns and price markdowns (reflected as a reduction to net sales); and customer bad debts (reflected as an operating expense). Actual product returns, price markdowns and bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable balances (see Note 2).

Inventory, net

Inventory, net consisting primarily of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO) (see
Note 3).

Furniture and Equipment, net

Furniture and equipment, net are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to five years (see Note 5).

Leasehold improvements, net have been fully amortized on the straight-line method over the shorter of the lease term or estimated useful life of the assets. Maintenance and repair costs are expensed as incurred.

Long-Lived Assets, net

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record impairment losses on long-lived assets, including intangible assets, used in operations when the fair value of those assets, less the cost to sell, is lower than our carrying value for those assets.

Revenue Recognition

Product Sales:
--------------
We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by distribution agreements, direct sale agreements, or purchase orders, all of which generally allow for product returns and price markdowns. We recognize revenues from product shipments to these distributors or retailers that traditionally have sold consumer entertainment PC software products at the time title to our inventory passes to these distributors or retailers, less a provision for anticipated product returns and price markdowns. Title passes to most of these distributors and retailers upon receipt of the product by these customers, because most of these customers require shipping terms of FOB destination. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, as part of our sales cut-off tests, we obtain proof of deliveries from the freight companies that deliver our products to our customers for product shipments made during the last two weeks of a reporting period. The results of the sales cut-off tests are reviewed by our Controller, Chief Financial Officer and independent auditors before the reporting period's earnings release is distributed. Based on the results of the sales cut-off tests, any revenues and cost of revenues associated with product shipments received by our customers after the reporting period and having FOB destination terms are excluded from the current period's operating results.

We recognize product sales to the customers that traditionally have sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48 at the time title to our inventory passes to these distributors or retailers, based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay us, title of the product transfers to the buyer, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the product returns and price markdowns can be reasonably estimated at the time of sale. After deliveries to our distribution and retail customers are made, we do not provide any further services or materials that are essential to our products' functionality. However, we do provide basic telephone and web-based customer support to consumers who purchase our products as a means of fostering consumer satisfaction and loyalty. Costs associated with our customer support effort usually occur within one year from the period we recognize revenue and these costs have continued to be minimal (averaging about 1% of net sales). These costs to render our customer support services, which are comprised of the salary and related costs of our one customer support representative, are expensed in the period incurred and are reflected within the Statements of Operations as operating expenses under "Selling, general and administrative."

For product shipments to distributors or retailers that have not traditionally sold consumer entertainment PC software products, we recognize revenues based upon retailer reported product sell-through to consumers and not at time of product shipment to these types of distributors and retailers. As a result, no provision for anticipated product returns and price markdowns relating to these types of sales is recorded.

During the quarter ended December 31, 2003, we entered into a relationship with a new third-party distributor that expanded our product distribution into certain office superstores, which distribution was governed by a consignment sales agreement. Accordingly, revenues from product shipments pursuant to this arrangement are only recognized to the extent the third-party distributor has reported to us the actual product sell-through to end consumers at these office superstore retailers.

Provision for Product Returns and Price Markdowns:
--------------------------------------------------
Our provision for anticipated product returns and price markdowns is based upon, among other factors, our analysis of: historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; outstanding return material authorizations; and the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to the accounts receivable balance reflected on our balance sheet.

During the three months ended December 31, 2003 and 2002, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) were $726,000 and $354,000, respectively, or 26% and 16% of related gross sales, respectively.

During the six months ended December 31, 2003 and 2002, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products (inclusive of inventory liquidation distributors) were $1,034,000 and $670,000, respectively, or 20% and 15% of related gross sales, respectively.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for, among other things, items such as licensing of software and intellectual properties used in our products, maintenance contracts, certain insurance coverage and retailers' slotting fees. Prepaid and other expenses are usually expensed on a straight-line basis over the period of time covered by a contract, except for advance licensing payments, which are expensed at contractual rates based on the net sales of the related software title containing the licensed software or intellectual property (see Note 4).

Marketing Costs, Sales Incentives and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising fees and display costs, are expensed as incurred or when shipped to a customer. These costs were $21,000 and $18,000 for the three months ended December 31, 2003 and 2002, respectively and were $44,000 and $37,000 for the six months ended December 31, 2003 and 2002, respectively.

Sales incentives, such as rebates and coupons, that we grant retailers or consumers are recorded as reductions to net sales as incurred, and were $168,000 and $52,000 for the three months ended December 31, 2003 and 2002, respectively, and were $194,000 and $62,000 for the six months ended December 31, 2003 and 2002, respectively.

Promotional costs, such as slotting fees required by certain retailers, are recorded as reductions to net sales on a straight-line basis over the contractual period. These costs were $16,000 and $48,000 for the three months ended December 31, 2003 and 2002, respectively, and were $48,000 and $100,000 for the six months ended December 31, 2003 and 2002, respectively.

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

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowances for inventory obsolescence, product returns, price markdowns and bad debts (from uncollectible accounts receivable), in addition to disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we also recognize that actual results could differ from any of our estimates and such differences could have either a negative or positive impact on future financial results.

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

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                              $ 2,384,000
     Allowance for product returns                            (1,057,000)
     Allowance for price markdowns                              (211,000)
     Allowance for bad debts                                      (8,000)
                                                             -----------
     Accounts Receivable, net                                $ 1,108,000
                                                             ===========

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials                                             $ 153,000
     Finished goods                                              503,000
     Product returns, estimated                                  223,000
                                                               ---------
                                                                 879,000

     Allowance for inventory obsolescence                       (141,000)
                                                               ---------
     Inventory, net                                            $ 738,000
                                                               =========

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Advance royalties                                         $ 195,000
     Prepaid insurance expenses                                   81,000
     Prepaid federal income taxes                                 20,000
     Retailer slotting fees                                        9,000
     Other expenses                                               30,000
                                                               ---------
     Prepaid and Other Expenses                                $ 335,000
                                                               =========

5.  Furniture and Equipment, net

Furniture and equipment, net consists of the following:

     Furniture and equipment                                   $ 930,000

     Accumulated depreciation                                   (894,000)
                                                               ---------

     Furniture and Equipment, net                              $  36,000
                                                               =========

6.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued compensation                                      $ 224,000
     Accrued royalties                                           116,000
     Customers with credit balances                               45,000
     State income taxes                                           45,000
     Accrued public accountant fees                               33,000
     Accrued marketing promotion costs                            21,000
     Other accrued expenses                                       45,000
                                                               ---------
     Accrued Expenses                                          $ 529,000
                                                               =========

7.  Dependence on One Major Distributor

Atari, Inc. ("Atari") is our primary North American distributor serving the major mass-merchant retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During the three months ended December 31, 2003 and 2002, Atari accounted for $1,385,000 and $1,066,000 in net sales, or 65% and 55% of net sales, respectively. During the six months ended December 31, 2003 and 2002, Atari accounted for $2,954,000 and $2,058,000 in net sales, or 71% and 54% of net sales, respectively.

We have continued to increase our product distribution through Atari to these major mass-merchant retailers by increasing the number of our titles carried and the number of stores within each retailer's chain of stores that carry these titles.

Our financial condition and ability to continue as a going concern could be significantly affected in the event that we would lose our distribution capability through Atari. However, product distribution to these retailers is a competitive business within itself and there are other distributors who also serve these leading national retail chains. These alternative distributors could potentially distribute our products to these retailers if, for example, Atari chose to discontinue distributing our titles or if any of these retailers decided to discontinue their relationship with Atari. We can provide no assurance, however, that we would be able to secure agreements with such alternative distributors on commercially reasonable terms or at all.

8.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. Net rent expense incurred under our operating leases was $21,000 and $20,000 for the three months ended December 31, 2003 and 2002, respectively and $42,000 and $38,000 for the six months ended December 31, 2003 and 2002, respectively.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Royalty expense under such agreements, which is recorded in cost of sales, was $240,000 and $231,000 for the three months ended December 31, 2003 and 2002, respectively, and $465,000 and $456,000 for the six months ended December 31, 2003 and 2002, respectively. Additionally, most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. We have commitments to pay $155,000 in advance royalty payments to various software developers under such agreements. Included in this $155,000 is our remaining obligation to pay Greenstreet Software Limited, a U.K.-based company that also licenses and distributes our products, an advance royalty of $40,000 for the licensing of one of its PC software titles by August 2004.

In conjunction with the launch of a new software title, RealAge Games & Skills, we have an existing contract for the license of a trademark that required us to make the second of two $50,000 advance royalty payments by May 2004, regardless of actual royalties earned. During February 2004, we satisfied this obligation with a discounted payment of $45,000. The first $50,000 advance royalty payment was made to this licensor during fiscal 2003 upon signing the contract, and the remaining un-expensed portion of this first payment is classified on our December 31, 2003 balance sheet within "Prepaid and other expenses".

These guaranteed royalty and licensing commitments are expected to be funded by cash flows generated through anticipated income from operations.

9.  Licensing Revenues and Internet Sales

Licensing revenues for the three months ended December 31, 2003 and 2002, were $121,000 and $145,000, respectively, or 6% and 8%, respectively, of net sales, compared to the six months ended December 31, 2003 and 2002 when licensing revenues were $222,000 and $251,000, respectively, or 5% and 7%, respectively, of net sales.

Internet sales accounted for 4% and 3%, respectively, of net sales for the three months ended December 31, 2003 and 2002, and 3% of net sales for each of the six-month periods ended December 31, 2003 and 2002.

10. Accounting for Stock-based Compensation - Transition and Disclosure, per SFAS No. 148

As of December 31, 2003, we had one existing stock-based employee compensation plan, which was adopted, amended and restated during 1995. This Plan, known as our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"), is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant.

Prior to July 1, 2002, we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost relating to stock option grants is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended December 31, 2003 and 2002, respectively, is less than that which would have been recognized if the fair value based method had been applied to all stock option grants since the original effective date of SFAS No. 123. Additionally, the stock-based employee compensation included in the table below for the three and six months ended December 31, 2002 does not include $5,000 and $16,250, respectively, in stock-based compensation expense reflected in those periods' net income, due to being related to a common stock warrant issued to a non-employee third-party (Fleet Bank).

As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the following table illustrates the effect on net income and net income per share for the three and six months ended December 31, 2003 and 2002, respectively, if the fair value method had been applied to all outstanding stock option grants during those periods.

                                                                Three Months Ended        Six Months Ended
                                                                    December 31,            December 31,
                                                               ---------------------    ---------------------
                                                                 2003        2002         2003        2002
                                                                 ----        ----         ----        ----
Net income, as reported                                        $ 471,000   $ 442,000    $ 950,000   $ 655,000

Add: Stock-based employee compensation expense included
   in reported net income, net of tax effects                     17,000      23,000       25,000      46,000

Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   stock option grants, net of tax effects                       (17,000)    (74,000)     (26,000)   (154,000)
                                                               ---------   ---------    ---------   ---------

Pro forma net income                                           $ 471,000   $ 391,000    $ 949,000   $ 547,000
                                                               =========   =========    =========   =========


Net income per common share:

-  Basic, as reported                                             $ 0.05      $ 0.04       $ 0.10      $ 0.07
                                                                  ======      ======       ======      ======
-  Basic, pro forma                                               $ 0.05      $ 0.04       $ 0.10      $ 0.06
                                                                  ======      ======       ======      ======

-  Diluted, as reported                                           $ 0.04      $ 0.04       $ 0.09      $ 0.06
                                                                  ======      ======       ======      ======
-  Diluted, pro forma                                             $ 0.04      $ 0.04       $ 0.09      $ 0.05
                                                                  ======      ======       ======      ======

11.  Credit Facility

In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this new credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns or bad debts. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of December 31, 2003, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of December 31, 2003, we had not utilized any of this credit facility, although we were eligible to draw up to $500,000 under this credit facility, based upon qualified accounts receivable as of that date.

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

13.   Listing of Our Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol EGAM. We periodically review our alternatives with respect to listing on an exchange or dealer quotation system, such as the American Stock Exchange or the Nasdaq SmallCap Market. At this time we do not meet all of the criteria for listing on these markets. We will, therefore, from time to time continue to evaluate our available alternatives to the OTC Bulletin Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

         - our continued efforts to look for opportunities to expand the distribution of our products and our expectation that our gross profit margin may be reduced as distribution expands;
         - expectations regarding continued reduced sales to CompUSA and Jack of All Games, as compared to prior periods;
         - our ability to enter into agreements with other distributors, to the extent that our relationship with Atari is discontinued in the future;
         - the receipt of additional quantities of discontinued product titles back from retailers that will need to be liquidated through sale to liquidation distributors and liquidators;
         - the continued reduction of licensing revenues, as compared to prior periods;
         - our anticipated Internet sales during the remainder of fiscal 2004 and the expansion of on-line registration programs of our retail products;
         - expectations regarding our provision for product returns and price markdowns as a percentage of related gross sales and continued increases in rebates and slotting fees;
         - our intent to focus our distribution efforts on software titles at value-price points ($9.99), versus higher price point products;
         - anticipated reductions in product costs as a result of future price concessions from manufacturing vendors;
         - our ability to increase net sales to Atari for the remainder of fiscal 2004 to arrive at an annual increase of 20% to 25% compared to fiscal 2003 net sales to Atari; and
         - our ability to fund our operations based on our projected cash and working capital balances.

The following important factors, as well as those factors discussed under "Risk Factors" at pages 28 to 33 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

         - the market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;
         - our continued successful business relationship with Atari, our distributor to Wal-Mart, Target, and Best Buy, among other retailers;
         - the amount of unsold product that is returned to us by retail stores and distributors;
         - the amount of price markdowns granted to retailers and distributors;
         - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
         - the successful sell-through to consumers of our new higher price point products, in all retail channels through which they are sold;
         - the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant, specialty and PC software retailers;
         - our ability to control the manufacturing and distribution costs of our software products;
         - the success of our distribution strategy, including the ability to continue to increase the distribution of our products into key North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
         - the allocation of shelf space (retail facings) for our products in major retail chain stores;

         - the ability to earn royalties through our international product distribution under licensing agreements and the ability of our licensees to pay us such royalties within agreed upon terms;
         - our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
         - the continued increase in the number of computers in homes in North America and worldwide;
         - our ability to deliver products in response to customer orders within a commercially acceptable time frame;
         - downward pricing pressure and increased competition in the value-priced software category;
         - our ability to control the costs of producing and marketing our products on commercially reasonable terms or at all;
         -    our ability to license quality content for our products;
         - the success of our efforts to increase website traffic and product sales over the Internet;
         - consumers' continued demand for value-priced consumer entertainment PC software;

and various other factors, many of which are beyond our control.

Product, Industry and Market Data
---------------------------------
eGames publishes and markets a diversified line of Family Friendly(TM), value-priced consumer entertainment PC software games to the value-priced consumer, mostly through third-party distributors to major mass-merchant, specialty and computer software retailers. We secure the rights to publish PC software games through licensing agreements with third-party PC software developers. We do not develop PC software games internally, but we pay royalties to third-party game developers based on a percentage of net revenues for each licensed PC game. On average we release sixteen to twenty software titles per year, which number is primarily driven by retailer shelf reset requirements and the current projected remaining life of our titles in distribution. Our titles have historically had a product lifecycle of six to twelve months. Our product content is also frequently repackaged in subsequent collections that has the potential to extend the product content lifecycle to as much as two years or more.

Our core titles within the PC software market include Mahjongg, game collections, card & board games, Solitaire, puzzles and word games. We use industry market data from sources such as NPD Techworld to understand current trends in the PC market place (such as game genres realizing increased or decreased consumer demand and sales trends for the overall PC software market), our market position relative to other publishers, and how our titles are selling to consumers compared to our competitors' products. According to NPD Techworld data for December 2003, while the overall PC software industry decreased by 23% in unit sales compared to December 2002, our unit sales increased by 32% compared to December 2002. Industry-wide, overall PC software retail sales decreased by 4% during calendar 2003, compared to calendar 2002, while unit sales decreased by 9.5% from 2002 to 2003, according to NPD Techworld. In the value-priced segment ($14.99 and under) of the PC game category, NPD Techworld reported that three eGames titles were in the top ten during December 2003, including DROP! at number 3, 251 Games Collectors' Edition at number 4, and Card & Board 2 at number 5. Data from our distributors and retailers indicated that sell-through of our products to consumers during December 2003 increased by more than 40% compared to sell-through of our products during December 2002. We view this increase in product sell-through to consumers as a positive reflection on the market acceptance of our products during our most important selling season. There is, however, no way to predict with any certainty whether this increased product sell-through trend to consumers will continue.

Critical Accounting Policies
----------------------------
Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our accounting policies with respect to revenue recognition and the valuation of inventory involve the most significant management judgments and estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including estimated product returns, price markdowns, bad debts, inventory obsolescence, income taxes, contingencies and litigation risks. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition (Net Sales, Product Returns and Price Markdowns)
--------------------------------------------------------------------
Significant management judgments and estimates must be made and used in order to determine how much revenue can be recognized in any reporting period. Material differences may result in the amount and timing of our revenue for any period if management's judgments or estimates for product returns or price markdowns prove to be insufficient or excessive compared to actual results. These differences, if material, would significantly affect our operating results and financial condition in any given period.

We distribute the majority of our products through third-party distributors to mass-merchant retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, all of which generally allow for product returns and price markdowns. For product shipments to distributors or retailers that have traditionally sold consumer entertainment PC software products, we record a provision for product returns and price markdowns as a reduction of gross sales at the time title of the product passes to these distributors or retailers.

The provision for anticipated product returns and price markdowns is based upon many factors, including our analysis of historical product return and price markdown results, current product sell-through results at retail store locations, current field inventory quantities at distributors' warehouses and at retail store locations, the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products, outstanding return material authorizations, and the extent to which new products with higher price points or unproven genres are being launched. The adequacy of our allowance for product returns and price markdowns is reviewed at the end of each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable balance and is reflected in "Accounts receivable, net of allowances" on our balance sheet.

Historically, the allowance for product returns and price markdowns has represented a substantial portion of our gross accounts receivable. This occurs because we have product return exposure relating to paid receivables while the products relating to these receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until the physical products are actually returned to us, or sell through to end consumers, we continue to evaluate our product return or price markdown exposure for these units remaining in the retail channel. During these time periods, through customer-provided reports, we have regular and timely visibility of the sell-through results for each title to help us estimate our exposure for product returns or price markdowns.

Additionally, since the beginning of fiscal 2003, we have experienced consistent sales growth to distributors and retailers that have traditionally sold consumer entertainment PC software games, so that our overall allowance for and exposure to product returns and price markdowns has increased as a function of having more total units of our products (combined with higher average selling prices for those units) in the traditional PC software retail channel.

We recognize revenues from product shipments to distributors and retailers that have traditionally sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48, "Revenue Recognition When the Right of Return Exists." Revenue is recognized at the time titles passes to these distributors and retailers based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title to the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and the returns can be reasonably estimated at the time of sale. Title passes to most of these distributors or retailers upon receipt of the product by these distributors or retailers, because most of our distributors and retailers require shipping terms of FOB destination. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, as part of our sales cut-off tests, we obtain proof of deliveries from the freight companies that deliver our products to our customers for product shipments made during the last two weeks of a reporting period. The results of the sales cut-off tests are reviewed by our Controller, Chief Financial Officer and independent auditors before the reporting period's earnings release is distributed. Based on the results of the sales cut-off tests, any revenues and cost of revenues associated with product shipments received by our distributors or retailers after the reporting period and having FOB destination terms are excluded from the current period's operating results.

For product shipments to distributors or retailers that have not traditionally sold consumer entertainment PC software products, we recognize revenues based upon retailer reported product sell-through to consumers and not at time of product shipment to these types of distributors and retailers. As a result, no provision for anticipated product returns and price markdowns relating to these types of sales is recorded.

During the quarter ended December 31, 2003, we entered into a relationship with a new third-party distributor that expanded our product distribution into certain office superstores, which distribution is governed by a consignment sales agreement. Accordingly, revenues from product shipments pursuant to this arrangement are only recognized to the extent the third-party distributor has reported to us the actual product sell through to end consumers at these office superstore retailers.

Inventory Valuation
-------------------
Our accounting policy for inventory valuation requires management to make estimates and assumptions about the recoverability of the carrying value of inventory, which affect the reported value of inventory and cost of sales for any reporting period. Differences may result in the valuation of our inventory at the close of any reporting period and the amount reflected as cost of sales during any reporting period, if management's judgments or estimates of provisions for the potential impairment of inventory value are insufficient or excessive when compared to actual results. These differences, if material, would significantly affect our operating results and financial condition.

We are exposed to product obsolescence because of the relatively short product life cycles - averaging six to twelve months -- of our consumer entertainment PC software products. From time to time, our competitors may introduce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products, which would require us to write-down the value of such inventory. Additionally, from time to time, we have been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements with third-party software developers for product content may also expire before such inventory has been sold. Although we attempt to accurately match production requirements of our products to forecasted consumer demand, we may from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product. When this occurs, we attempt to liquidate these excess quantities of remaining inventory, frequently at closeout prices below their original manufactured costs. If we cannot liquidate such inventory, or if we are unable to sell any remaining units due to legal or other reasons, we then write down the remaining value to zero. The adequacy of our allowance for inventory obsolescence is reviewed at the close of each reporting period, and any adjustments (positive or negative) are reflected in the current period's provision.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 3. The word "customer" as used in this document refers to third-party distributors and retailers, as compared to the word "consumer", which refers to the end consumer shopping at retail stores or over the Internet.

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Net Sales
---------
For the three months ended December 31, 2003, net sales increased by $170,000, or 9%, to $2,116,000 compared to $1,946,000 for the same quarter a year earlier. The $170,000 increase in net sales resulted from a $211,000 increase in net product sales to traditional software distributors and retailers due mostly to increased distribution of our software titles to major North American mass-merchant and specialty retailers served by our largest distributor, Atari. The $211,000 net sales increase to traditional software distributors and retailers was partially offset by decreases in licensing revenues and in net product sales to inventory liquidation distributors and retailers and non-traditional software distributors and retailers.

The following tables represent our net sales by distribution channel and customer for the three months ended December 31, 2003 and 2002, respectively:

                        Net Sales by Distribution Channel
                        =================================

                                                         Three Months ended
                                                             December 31,
                                                      -------------------------
                                                                                   Increase      %
Distribution Channel                                     2003          2002       (Decrease)   Change
------------------------------------------------------------------------------------------------------
Traditional software distributors and retailers       $ 1,941,000   $ 1,730,000   $ 211,000      12%
Licensing revenues                                        121,000       145,000     (24,000)    (17%)
Inventory liquidation distributors and retailers           54,000        68,000     (14,000)    (21%)
Non-traditional software distributors and retailers         - 0 -         3,000      (3,000)   (100%)
------------------------------------------------------------------------------------------------------
Net Sales                                             $ 2,116,000   $ 1,946,000   $ 170,000       9%
                                                      ===========   ===========   =========       ==

                              Net Sales by Customer
                              =====================

                                                         Three Months ended
                                                            December 31,
                                                      -------------------------
                                                                                   Increase      %
Customer                                                 2003          2002       (Decrease)   Change
------------------------------------------------------------------------------------------------------
Atari                                                 $ 1,385,000   $ 1,066,000   $ 319,000      30%
Licensees, various                                        121,000       145,000     (24,000)    (17%)
EB Carlson                                                100,000         - 0 -     100,000       *
CompUSA                                                    92,000       210,000    (118,000)    (56%)
Internet                                                   87,000        60,000      27,000      45%
Take Two Interactive                                       81,000         - 0 -      81,000       *
Jack of All Games                                          72,000       149,000     (77,000)    (52%)
Inventory liquidators, various                             54,000        68,000     (14,000)    (21%)
Other                                                     124,000       248,000    (124,000)    (50%)
------------------------------------------------------------------------------------------------------
Net Sales                                             $ 2,116,000   $ 1,946,000   $ 170,000       9%
                                                      ===========   ===========   =========       ==

*Percentage change is not meaningful because no net sales recorded in prior period.

Increased distribution of our software titles to major North American mass-merchant and specialty retailers served by our largest distributor, Atari, was the major factor contributing to the $211,000 increase in net product sales to traditional software distributors and retailers. Our net product sales to Atari increased to $1,385,000 for the current quarter, which represented a $319,000 or 30% increase over our net product sales to Atari during the same quarter a year ago. During the three months ended December 31, 2003, an increased number of eGames titles have been sold at retailers such as Wal-Mart, Target, Best Buy, Shopko, Musicland and Meijer (distributed through Atari) and Circuit City (distributed through EB Carlson) compared to the same period last year. Also during the three months ended December 31, 2003, we established new business relationships at a number of retailers, including Office Max, Office Depot and Sam's Club (distributed through Take Two Interactive) and BJ's (distributed through EB Carlson). One of our primary objectives in fiscal 2004 and beyond is the continued expansion of product distribution at current retail customers, as well as our continued pursuit of new channels of distribution on terms profitable to eGames. As we have expanded our product distribution, our gross profit margin has been negatively impacted by the competitive retail environment, and this gross profit margin erosion may continue as our product distribution expands.

During fiscal 2004, we have reduced the number of our titles distributed to CompUSA, our largest direct retail customer, to a level that we believe is more productive on a per title basis, but this change has caused lower net product sales to CompUSA compared to prior periods. These reduced sales to CompUSA are expected to continue for the remainder of fiscal 2004. Additionally during fiscal 2004, we decided not to continue certain less profitable fiscal 2003 sales programs with our largest Canadian distributor (Jack of All Games), which we expect will continue to negatively impact our net sales comparisons between fiscal 2004 and fiscal 2003.

Distribution of our products to retailers that have historically been successful in merchandising consumer entertainment PC software has increased as a result of strong product sell through activity to consumers at these retailers' stores. These retailers typically designate the distributor that they want us to use for the distribution of our products to their stores, and in certain instances retailers have decided to have us distribute software products directly to them. Distribution to these retailers is a competitive business within itself and there are other distributors who also serve these leading national retail chains. If Atari chose to discontinue distributing our titles or if any of these retailers decided to discontinue their relationship with Atari, another distributor could potentially distribute our products to these retailers. We can provide no assurance, however, that we would be able to secure agreements with such alternative distributors on commercially reasonable terms or at all.

During the three months ended December 31, 2003, our net sales were categorized as follows:

    o 78% of product shipments to traditional software distributors, including Atari, EB Carlson, Take Two Interactive and Jack of All Games;
    o 9% of product shipments made directly to traditional software retailers, such as CompUSA;
    o   6% of licensing revenues;
    o 4% of product shipments and downloads to consumers through the Internet; and
    o   3% of product shipments to various inventory liquidators.

This compares to the three months ended December 31, 2002, when our net sales were categorized as follows:

    o 64% of product shipments to traditional software distributors, including Atari and Jack of All Games;
    o 22% of product shipments made directly to traditional software retailers, such as CompUSA;
    o   8% of licensing revenues;
    o 3% of product shipments and downloads to consumers through the Internet; and
    o   3% of product shipments to various inventory liquidators.

During the three months ended December 31, 2003 and 2002, we had one major distributor, Atari, that represented 65% and 55%, respectively, of net sales. (See "Our success depends on continued viable business relationships with key distributors and retailers" and "A significant part of our sales come from a limited number of customers" under "Risk Factors," page 29).

During the quarter ended December 31, 2003, we had $54,000 in sales to inventory liquidation distributors and retailers, compared to $68,000 of such sales during the quarter ended December 31, 2002. Throughout fiscal 2004, as retailers continue to periodically reset the mix of software titles on their store shelves (usually on a quarterly basis), we expect to receive additional quantities of discontinued titles back from the retail channel that will then need to be liquidated (along with any remaining quantities of these titles already in our warehouse) through sales to liquidation distributors and retailers.

Licensing revenues for the three months ended December 31, 2003 and 2002, were $121,000 and $145,000, respectively, or 6% and 8%, respectively, of net sales. This $24,000 decrease in licensing revenues was primarily due to licensing revenue decreases from Rondomedia in Germany and UAV in the United States. Licensing revenues are generated primarily from sales made by our international distributors under a series of licensing agreements covering various territories outside of North America, with the majority of our licensing revenues originating from the United Kingdom, Germany, Australia and Brazil. During fiscal 2004, we believe that licensing revenues will probably continue to run below prior year periods and may represent approximately 5% of net sales for all of fiscal 2004.

Internet sales accounted for 4% and 3%, respectively, of net sales for the three months ended December 31, 2003 and 2002. We anticipate that Internet sales could represent about 3% of our net sales during the remainder of fiscal 2004. During the first quarter of fiscal 2004, we launched a new e-commerce system, which was intended to increase the profitability of our Internet sales. In conjunction with the launch of this new system, we have revamped the look of our websites and we will continue to improve the more popular features of our websites, including our free online game arcade, in order to drive web traffic and sales on our websites. Additionally, during the quarter ended December 31, 2003, our Internet sales benefited from the launch of our new title "RealAge Games & Skills" through a series of web-based advertising promotions. We plan to continue expanding on-line registration programs of our retail products in order to increase our database of registered users who are interested in receiving promotional offers about our products.

Product Returns and Price Markdowns
-----------------------------------
During the three months ended December 31, 2003 and 2002, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $726,000 and $354,000, respectively, or 26% and 16% of related gross sales, respectively. During the quarter ended December 31, 2003, we increased our provision for product returns and price markdowns because of poor sell-through results of certain higher priced ($19.99 retail priced) box titles that did not achieve the product sell through results to end consumers that we had expected.

Our distribution of titles with a $19.99 retail price represents a departure from our typical value-priced product offering to the casual gamer with a retail price of $9.99. These higher priced titles represent a greater risk of price markdown exposure if they do not sell through to consumers at estimated rates. Accordingly, based upon historical and recent trends in our product sell-through rates to consumers of our core titles retail priced at $9.99 and our higher priced box titles retail priced $19.99, we anticipate our overall fiscal 2004 provision for product returns and price markdowns could be approximately 20% of related gross sales.

Sales Incentives and Promotional Costs
--------------------------------------
Sales incentives and promotional costs, such as rebates and slotting fees, were $184,000 and $100,000 for the three months ended December 31, 2003 and 2002, respectively. These fees have continued to increase during fiscal 2004 over prior periods as a result of increased distribution of our products at retailers who make these fees (recognized as reductions to net sales) a prerequisite for gaining and then maintaining shelf space for products supplied by their vendors. Because we currently plan to increase our distribution at these retailers and to continue looking for incremental distribution opportunities, we expect these types of fees to continue negatively impacting our net sales, gross profit and gross profit margin.

Cost of Sales
-------------
Cost of sales for the three months ended December 31, 2003 were $893,000 compared to $741,000 for the three months ended December 31, 2002, representing an increase of $152,000 or 21%. This cost of sales increase was caused primarily by increases of:

    o  $117,000 in product costs (software titles consisting of one or more
                CD's, print material, security sensor tag, jewel case and
                box packaging);
    o  $47,000  in provision for inventory obsolescence; and
    o  $9,000   in royalty costs.

These cost of sales increases were partially offset by cost of sales decreases of:

    o  $9,000   in freight costs; and
    o  $12,000  in other cost of sales.

The $117,000 increase in product costs was caused primarily by an increase in sales of box titles containing two to six compact disks (CD's), compared to the prior year's period, when most of our titles contained one CD. Additionally, we experienced higher product costs because of the new requirement by certain mass-merchant retailers to have security sensor tags included in software packages.

The $47,000 increase in the provision for inventory obsolescence resulted from our determination that additional quantities of titles that had been discontinued by various retailers needed to be revalued to liquidation sales values below their previous carrying costs.

Gross Profit Margin
-------------------
Our gross profit margin for the three months ended December 31, 2003 decreased to 57.8% of net sales from 61.9% of net sales for the three months ended December 31, 2002. The 4.1% decrease in gross profit margin was caused by cost increases, as a percentage of net sales, of:

    o  3.8%  in product costs; and
    o  2.2%  in provision for inventory obsolescence.

These cost of sales increases, as a percentage of net sales, were partially offset by cost of sales decreases, as a percentage of net sales, of:

    o  0.7%  in freight costs;
    o  0.5%  in royalty costs; and
    o  0.7%  in other cost of sales.

The reasons for the percentage of net sales increases and decreases in these cost categories are discussed under "Cost of Sales," above. Based on the sell-through results we have experienced with our higher priced box products, and the higher costs that are associated with these products, we plan to control product costs by reducing the distribution of higher priced products during the remainder of fiscal 2004, and to focus more of our distribution efforts on software at the $9.99 retail price point. We also expect our product costs to benefit in the future from price concessions from our manufacturing vendors, particularly in the cost for us to include security sensor tags in our products.

Operating Expenses
------------------
Product development expenses for the three months ended December 31, 2003 were $141,000 compared to $102,000 for the three months ended December 31, 2002, an increase of $39,000 or 38%. This $39,000 increase was caused primarily by increased costs in outside services to upgrade our website and fees to obtain industry ratings for our software products, in addition to an increase in salary and related costs.

Selling, general and administrative expenses for the three months ended December 31, 2003 were $589,000 compared to $649,000 for the three months ended December 31, 2002, a decrease of $60,000 or 9%. As a result of various cost saving initiatives, we have continued to achieve cost savings across various categories. The primary cost reductions were:

    o  $26,000  in salary and related costs;
    o  $23,000  in professional services and outside labor costs;
    o  $20,000  in bad debt expense; and
    o  $11,000  in stock-based compensation expense related to the valuation of stock options and warrants.

These cost decreases were partially offset by cost increases of:

    o  $15,000  in public relations costs related to a new product launch;
                and
    o  $5,000   in other various operating expenses.

The $26,000 decrease in salary and related costs was caused by a reduction in headcount that occurred in late fiscal 2003, and was partially offset by salary and bonus increases that became effective during early fiscal 2004.

The $23,000 decrease in professional services and outside labor costs resulted from non-recurring legal and accounting costs incurred in the prior year's quarter, in addition to decreased support and consulting costs relating to our EDI system.

Interest (Income) Expense, Net
------------------------------
Net interest (income) for the three months ended December 31, 2003 was ($1,000) compared to net interest expense of $12,000 for the three months ended December 31, 2002, an improvement of $13,000. This $13,000 improvement in net interest (income) was due to the elimination of our previous bank debt, combined with interest income earned on our higher average cash balance during the three months ended December 31, 2003.

Provision for Income Taxes
--------------------------
During the three months ended December 31, 2003, our provision for income taxes was $23,000 compared to no provision for the quarter ended December 31, 2002. The current quarter's provision related to the estimated taxable income from various states net of available state operating loss carry-forwards, and no estimated taxable income calculated for federal income tax purposes because of remaining federal net operating loss carry-forwards ("NOL's"), which were sufficient to offset estimated taxable income for federal income tax purposes for the quarter ended December 31, 2003.

Net Income
----------
As a result of the factors discussed above, our net income for the three months ended December 31, 2003 was $471,000 compared to $442,000 for the same quarter a year earlier, an increase in net income of $29,000, or 7%.

Weighted Average Common Shares
------------------------------
The weighted average common shares outstanding on a diluted basis increased by 295,293 for the three months ended December 31, 2003 to 10,820,427 from 10,525,134 for the three months ended December 31, 2002. The current quarter's increase in the diluted basis calculation of weighted average common shares resulted from including additional common share equivalents, compared to the prior year's quarter, due to more common share equivalents being "in the money" or having an exercise price less than the average market price of our common shares during the current quarter.

Six Months Ended December 31, 2003 Compared to the Six Months Ended December 31, 2002

Net Sales
---------
For the six months ended December 31, 2003, net sales increased by $363,000, or 10%, to $4,168,000 compared to $3,805,000 for the six months ended December 31, 2002. The $363,000 increase in net sales resulted from a $717,000 increase in net product sales to traditional software distributors and retailers. The $717,000 net sales increase to traditional software distributors and retailers was partially offset by a $247,000 decrease in net product sales to inventory liquidation distributors and retailers, a $78,000 decrease in net product sales to non-traditional software distributors and retailers, and a $29,000 decrease in licensing revenues.

The following tables represent our net sales by distribution channel and customer for the six months ended December 31, 2003 and 2002, respectively:

                        Net Sales by Distribution Channel
                        =================================

                                                           Six Months ended
                                                             December 31,
                                                      -------------------------
                                                                                   Increase      %
Distribution Channel                                     2003           2002      (Decrease)   Change
------------------------------------------------------------------------------------------------------
Traditional software distributors and retailers       $ 3,892,000   $ 3,175,000   $ 717,000      23%
Licensing revenues                                        222,000       251,000     (29,000)    (12%)
Inventory liquidation distributors and retailers           54,000       301,000    (247,000)    (82%)
Non-traditional software distributors and retailers         - 0 -        78,000     (78,000)   (100%)
------------------------------------------------------------------------------------------------------
Net Sales                                             $ 4,168,000   $ 3,805,000   $ 363,000      10%
                                                      ===========   ===========   =========      ===


                              Net Sales by Customer
                              =====================

                                                           Six Months ended
                                                             December 31,
                                                      -------------------------
                                                                                   Increase      %
Customer                                                 2003           2002      (Decrease)   Change
------------------------------------------------------------------------------------------------------
Atari                                                  $2,954,000    $2,058,000   $ 896,000      44%
Licensees, various                                        222,000       251,000     (29,000)    (12%)
CompUSA                                                   185,000       277,000     (92,000)    (33%)
EB Carlson                                                175,000         - 0 -     175,000       *
Jack of All Games                                         126,000       210,000     (84,000)    (40%)
Internet                                                  126,000       104,000      22,000      21%
Take Two Interactive                                       81,000         - 0 -      81,000       *
Inventory liquidators, various                             54,000       301,000    (247,000)    (82%)
Other                                                     245,000       604,000    (359,000)    (59%)
------------------------------------------------------------------------------------------------------
Net Sales                                             $ 4,168,000   $ 3,805,000   $ 363,000      10%
                                                      ===========   ===========   =========      ===

*Percentage change is not meaningful because no net sales recorded in prior period.

Increased distribution of our software titles to major North American mass-merchant and specialty retailers served by our largest distributor, Atari, was the major factor contributing to the $717,000 increase in net product sales to traditional software distributors and retailers. Our net product sales to Atari increased to $2,954,000 for the six months ended December 31, 2003, which represented a $896,000 or 44% increase over our net product sales to Atari during the six months ended December 31, 2002. Based on our current estimates for the remainder of fiscal 2004, we believe that our overall fiscal 2004 net sales to Atari may increase by approximately 20% to 25% compared to fiscal 2003 net sales to Atari.

During the six months ended December 31, 2003, our net sales were categorized as follows:

    o 82% of product shipments to traditional software distributors, including Atari, Jack of All Games and EB Carlson;
    o  9%  of product shipments made directly
           to traditional software retailers, such as CompUSA;
    o  5%  of licensing revenues;
    o 3% of product shipments and downloads to consumers through the Internet; and
    o  1%  of product shipments to various inventory liquidators.

This compares to the six months ended December 31, 2002, when our net sales were categorized as follows:

    o 61% of product shipments to traditional software distributors, including Atari and Jack of All Games;
    o 19% of product shipments made directly to traditional software retailers, such as CompUSA;
    o   8% of product shipments to various inventory liquidators;
    o   7% of licensing revenues;
    o 3% of product shipments and downloads to consumers through the Internet; and
    o 2% of product shipments made directly to non-traditional software distributors and retailers.

During the six months ended December 31, 2003 and 2002, we had one major distributor, Atari, that represented 71% and 54%, respectively, of net sales. During the six months ended December 31, 2003, we had $54,000 in sales to inventory liquidation distributors and retailers, compared to $301,000 in such sales during the six months ended December 31, 2002.

Licensing revenues for the six months ended December 31, 2003 and 2002, were $222,000 and $251,000, respectively, or 5% and 7%, respectively, of net sales. This $29,000 decrease in licensing revenues was primarily due to licensing revenue decreases from UAV and Fundever in the United States, Anasoft in Brazil and Rondomedia in Germany, which were partially offset by licensing revenue increases from GSL in the United Kingdom and Atari in Australia.

Internet sales accounted for 3% of net sales for each of the six-month periods ended December 31, 2003 and 2002, respectively.

Product Returns and Price Markdowns
-----------------------------------
During the six months ended December 31, 2003 and 2002, our provisions for product returns and price markdowns for distributors and retailers that have traditionally sold consumer entertainment PC software products were $1,034,000 and $670,000, respectively, or 20% and 15% of related gross sales, respectively. During the six months ended December 31, 2003, we increased our product returns and price markdown provision because of poor sell-through results of certain higher priced ($19.99 retail priced) box titles that did not achieve the product sell-through results to end consumers that we had expected.

Sales Incentives and Promotional Costs
--------------------------------------
Sales incentives and promotional costs, such as rebates and slotting fees, were $242,000 and $162,000 for the six months ended December 31, 2003 and 2002, respectively. We expect these types of fees to continue having a negative impact on our net sales, gross profit and gross profit margin.

Cost of Sales
-------------
Cost of sales for the six months ended December 31, 2003 were $1,711,000 compared to $1,621,000 for the six months ended December 31, 2002, representing an increase of $90,000 or 6%. This cost of sales increase was caused primarily by increases of:

    o  $92,000   in provision for inventory obsolescence;
    o  $41,000   in product costs; and
    o  $9,000    in royalty costs.

These cost of sales increases were partially offset by cost of sales decreases of:

    o  $28,000   in freight costs; and
    o  $24,000   in other cost of sales.

The $92,000 increase in the provision for inventory obsolescence resulted from our determination that additional quantities of certain titles that had been discontinued by various retailers needed to be revalued to estimated inventory liquidation sales values that were below their previous carrying costs.

The $41,000 increase in product costs was caused primarily by an increase in sales of titles containing additional CD's compared to the prior year period, along with the additional costs associated with the new requirement by certain mass-merchant retailers to have security sensor tags included in software packages. These increases in product costs were partially offset by a product cost decrease related to a reduction in sales of higher costing inventory liquidation titles during the current six-month period compared to the prior year's period.

The $28,000 decrease in freight costs was due to the decrease in direct-to-store EDI product shipments to computer software and office superstores, in addition to an increase in cost effective product shipments to a concentrated group of retailers' and distributors' locations.

Gross Profit Margin
-------------------
Our gross profit margin for the six months ended December 31, 2003 increased to 59.0% of net sales from 57.4% of net sales for the six months ended December 31, 2002. The 1.6% increase in gross profit margin was traceable to cost decreases, as a percentage of net sales, of:

    o  1.1%  in product costs;
    o  1.0%  in freight costs;
    o  0.9%  in other cost of sales; and
    o  0.8%  in royalty costs.

These cost of sales decreases, as a percentage of net sales, were partially offset by a cost of sales increase, as a percentage of net sales, of 2.2% in the provision for inventory obsolescence.

The reasons for the percentage of net sales increases and decreases in these cost categories are discussed under "Cost of Sales," above.

Operating Expenses
------------------
Product development expenses for the six months ended December 31, 2003 were $267,000 compared to $205,000 for the six months ended December 31, 2002, an increase of $62,000 or 30%. This $62,000 increase was caused primarily by increased costs in outside services to upgrade our website and obtain industry ratings for our software products, in addition to an increase in salary and related costs.

Selling, general and administrative expenses for the six months ended December 31, 2003 were $1,192,000 compared to $1,294,000 for the six months ended December 31, 2002, a decrease of $102,000 or 8%. As a result of various cost saving initiatives, we have continued to achieve cost savings across various categories. The primary cost reductions were:

    o  $62,000  in professional services and outside labor costs;
    o  $43,000  in bad debt expense;
    o  $37,000  in stock-based compensation expense related to the valuation of stock options and warrants; and
    o  $23,000  in salary and related costs.

These cost decreases were partially offset by cost increases of:

    o  $55,000  in public relations costs related to a new product launch; and
    o  $8,000   in other various operating expenses.

The $62,000 decrease in professional services and outside labor costs resulted from non-recurring legal and accounting costs incurred in the prior year's six-month period, in addition to decreased consulting costs relating to our EDI system along with reduced administrative support.

The $43,000 decrease in bad debt expense was traceable to the continued improvement in the collectibility of our accounts receivable balances, compared to the same period last year.

The $55,000 increase in public relations costs resulted from costs associated with the launching of a new software title, RealAge Games & Skills, which occurred during the six months ended December 31, 2003.

Interest Expense, Net
---------------------
Net interest expense for the six months ended December 31, 2003 was $4,000 compared to $30,000 for the six months ended December 31, 2002. This $26,000 decrease in net interest expense was due to the elimination of our previous bank debt, combined with interest income earned on our higher average cash balance during the first six months of fiscal 2004.

Provision for Income Taxes
--------------------------
During the six months ended December 31, 2003, our provision for income taxes was $45,000 compared to no provision for the six months ended December 31, 2002. The current period's provision related to the estimated taxable income from various states net of available state operating loss carry-forwards, and no estimated taxable income calculated for federal income tax purposes because of remaining federal net operating loss carry-forwards ("NOL's"), which were sufficient to offset estimated taxable income for federal income tax purposes for the six months ended December 31, 2003.

Net Income
----------
As a result of the factors discussed above, our net income for the six months ended December 31, 2003 was $950,000 compared to $655,000 for the six months ended December 31, 2002, an increase in net income of $295,000, or 45%.

Weighted Average Common Shares
------------------------------
The weighted average common shares outstanding on a diluted basis increased by 256,743 for the six months ended December 31, 2003 to 10,674,182 from 10,417,439 for the six months ended December 31, 2002. The current period's increase in the diluted basis calculation of weighted average common shares resulted from including additional common share equivalents, compared to the prior year's six month period, due to more common share equivalents being "in the money" or having an exercise price less than the average market price of our common shares during the six months ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2003, we had $2,685,000 in working capital and $2,721,000 in stockholders' equity, compared to $1,727,000 in working capital and $1,746,000 in stockholders' equity at June 30, 2003.

At December 31, 2003, we had $1,787,000 in cash compared to $1,024,000 at June 30, 2003. This $763,000 increase in cash resulted from $789,000 in net cash provided by operating activities, which was partially offset by 26,000 in net cash used in investing activities.

For the six months ended December 31, 2003 and 2002, net cash provided by operating activities was $789,000 and $401,000, respectively. The $789,000 in net cash provided by operating activities during the six months ended December 31, 2003 resulted primarily from the $950,000 in net income earned during this period. Additional sources of cash provided by operations were from increases of:

    o  $1,154,000 in provision for product returns, price markdowns, bad debts and inventory obsolescence;
    o  $182,000   in accounts payable;
    o  $25,000    in stock-based compensation; and
    o  $9,000     in depreciation and amortization.

Partially offsetting these cash sources were cash uses incurred from:

    o  $990,000   in increased accounts receivable;
    o  $362,000   in increased inventory;
    o  $98,000    in increased prepaid and other expenses; and
    o  $81,000    in decreased accrued expenses.

For the six months ended December 31, 2003 and 2002, net cash used in investing activities was $26,000 and $4,000 respectively. The $26,000 in net cash used in investing activities during the six months ended December 31, 2003 related to hardware and software upgrades to our computer network. For the remainder of fiscal 2004, we anticipate investing activities to continue relating to these types of expenditures.

For the six months ended December 31, 2003, we had no financing activities compared to the six months ended December 31, 2002 when we had net cash used in financing activities of $454,000.

In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this new credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns or bad debts. The new credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of February 12, 2004, we were in compliance with each of those covenants. This new credit facility was established to provide working capital for our operations. As of February 12, 2004, we had not utilized any of this new credit facility, although we were eligible to draw up to $500,000 under this credit facility, based upon qualified accounts receivable as of that date.

Contractual Obligations and Commitments
---------------------------------------
Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. Net rent expense incurred under our operating leases was $42,000 and $38,000 for the six months ended December 31, 2003 and 2002, respectively.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Royalty expense under such agreements, which is recorded in cost of sales, was $465,000 and $456,000 for the six months ended December 31, 2003 and 2002, respectively. Additionally, most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. We have commitments to pay $155,000 in advance royalty payments to various software developers under such agreements. Included in this $155,000 is our remaining obligation to pay Greenstreet Software Limited an advance royalty of $40,000 for the licensing of one of its PC software titles by August 2004.

In conjunction with the launching of a new software title, RealAge Games & Skills, we have an existing contract for the license of a trademark that required us to make the second of two $50,000 advance royalty payments by May 2004, regardless of actual royalties earned. During February 2004, we satisfied this obligation with a discounted payment of $45,000. The first $50,000 advance royalty payment was made to this licensor during fiscal 2003 upon signing the contract, and the remaining un-expensed portion of this first payment is classified on our December 31, 2003 balance sheet within "Prepaid and other expenses".

These guaranteed royalty and licensing commitments are expected to be funded by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments.

                                              Payments Due by Period
                              --------------------------------------------------------
                                          Less than      1-3         3-5     More than
Contractual Obligations         Total      1 year       years       years     5 years
--------------------------------------------------------------------------------------
Operating leases              $ 231,000   $  62,000   $ 119,000   $ 50,000   $  - 0 -
Advance royalties               155,000     143,000      12,000      - 0 -      - 0 -
Trademark license                45,000      45,000       - 0 -      - 0 -      - 0 -
--------------------------------------------------------------------------------------
Total                         $ 431,000   $ 250,000   $ 131,000   $ 50,000   $  - 0 -
                              =========   =========   =========   ========   =========

Liquidity Risk
--------------
From the first quarter of fiscal 2002 until September 2003, when we entered into our new credit facility agreement, we did not have access to a credit facility and had been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to achieve and maintain positive cash flow remains essential to our survival as a going concern because our access to this credit facility is limited to the lesser of $500,000 or 75% of our qualified accounts receivable. Our ability to do this depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of our primary distributors and retailers, sell-through of our products to consumers, and the costs of developing, producing and marketing such products.

There are significant challenges that we will need to successfully manage in order to be able to fund our operations in the future. These challenges include, but are not limited to: agreeing to and maintaining acceptable payment terms with our vendors; and maintaining timely receivable payments from our concentrated group of customers. For example, our liquidity would be severely impacted if Atari, and to a lesser extent EB Carlson, Take Two Interactive, Jack of All Games, or CompUSA, did not make payments on a timely basis, or if other business conditions caused them to fail to pay us. Additionally, our accounts payable have historically increased substantially during our first and second fiscal quarters (third and fourth calendar quarters) when we increase the amount of inventory we purchase to meet anticipated customer orders for the back to school and holiday selling seasons. If we are not paid timely by our distribution or retail customers during the period following this seasonal increase in inventory purchases, we may have difficulty paying our vendors in a timely manner, which would then significantly impact our ability to continue normal operations.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our products to consumers, and the growth of the consumer entertainment PC software market, and in particular our share of that market. If any of our software titles do not sell through to consumers at the rate anticipated, we could be exposed to additional product returns and a lack of customer replenishment orders for these products. As a result of these factors, we may not be able to maintain positive cash flow. Additional outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the stockholder dilution it may cause or other costs associated with such financing.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS No. 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions of this statement effective January 1, 2003 (see Note 10).

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

Listing of Our Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol EGAM. We periodically review our alternatives with respect to listing on an exchange or dealer quotation system, such as the American Stock Exchange or the Nasdaq SmallCap Market. At this time we do not meet all of the criteria for listing on these markets. We will, therefore, from time to time continue to evaluate our available alternatives to the OTC Bulletin Board.


FACTORS AFFECTING FUTURE PERFORMANCE

Risk Factors
------------
Our business is subject to many risks and uncertainties that could affect our future financial performance. The following discussion highlights some of the more important risks we have identified, but they may not be the only factors that could affect our future performance.

During our recent history, we have experienced significant volatility in our financial results, making it difficult to evaluate our future financial prospects. Although during fiscal 2003 and 2002, we were able to earn net income of $1,592,000 and $2,181,000, respectively, those results were preceded with our $5,933,000 loss in fiscal 2001. Prior to those periods, our earnings had continued to decline for three years in a row when we earned $1,253,000, $463,000 and $253,000 in fiscal 1998, 1999 and 2000 respectively. We began operations in July 1992, and experienced significant losses from inception through the end of fiscal 1997. Prior to fiscal 1998, we funded our operations mostly through proceeds from our initial public offering of common stock in October 1995 and through the sale of preferred stock in private offerings in November 1996, and January and April 1997, in addition to proceeds from the exercise of various common stock warrants and stock options. We have since funded our business activities from cash generated from operations and bank borrowings. Currently, we have access only to a $500,000 credit facility with Hudson United Bank ("HUB") that is subject to borrowing restrictions based on the value of our accounts receivable.

Our accumulated deficit at June 30, 2003 was $8,176,000. Even though we achieved profitability in fiscal 2002 and 2003, given current economic conditions in the United States in general, we cannot predict whether we will continue to be profitable in fiscal 2004 and beyond. Our operations today continue to be subject to all of the risks inherent in the operation of a small business, which has suffered liquidity problems in a highly competitive industry dominated by larger and financially stronger competitors. These risks include difficulties obtaining quality content for our products, distributing and marketing our products on terms that are profitable and commercially reasonable to us, competition from other products in the genres and at the price points that we sell our products, and unanticipated costs and expenses associated with product development, distribution, or marketing. Our future success will depend on our ability to be profitable in the development, marketing and distribution of our current and future software products.

We have experienced severe liquidity problems. In July 2001, we were notified by our commercial lender at that time, Fleet Bank ("Fleet"), that due to our violation of the financial covenants under our credit facility and the material adverse changes in our financial condition, Fleet would no longer continue to fund its $2,000,000 credit facility with us. In November 2001, we entered into a forbearance agreement with Fleet to pay off the credit facility's outstanding balance of $1,400,000 over a twenty-two month period. In January 2003, we repaid the remaining outstanding balance due to Fleet, in full satisfaction of all obligations under the forbearance agreement and redeemed from Fleet the warrant associated with the forbearance agreement.

While we currently have access to a $500,000 credit facility with our current commercial lender, Hudson United Bank ("HUB"), it is subject to limitations based on the value of our accounts receivable, and therefore working capital may not be available to us when we need it. Our ability to continue operations essentially requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations.

We may need additional funds. Our capital requirements are currently funded from the cash flow generated from product sales and our $500,000 credit facility with HUB. If we are not able to achieve cash flow from operations at a level sufficient to support our business activities, we may require additional funds. Our current financial condition and our poor financial performance in fiscal 2001 could adversely affect our ability to obtain additional financing, which makes us more vulnerable to industry downturns and competitive pressures. Additionally, we may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, to access funds from our credit facility when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

Our success depends on continued viable business relationships with key distributors and retailers. Our products are currently sold at some of the largest mass-market retailers in the United States - including Wal-Mart, Best Buy and Target - and the success of our business depends on our continued ability to sell our products at these and other major retail stores. While we currently have distribution relationships with some of the major distributors who sell our products to these retailers, such as Atari and Take-Two Interactive, if these distributors were unwilling to distribute our products or were only willing to distribute our products on terms that were commercially unacceptable to us, our financial condition would be materially harmed. We also may not be able to distribute our products directly to key retailers on terms that we consider commercially acceptable. Our inability to negotiate commercially viable distribution relationships with significant retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

A significant part of our sales come from a limited number of customers. Due to our decision during fiscal 2002 to discontinue selling our consumer entertainment PC software products directly to drug store retailers and distributors serving these drug store retailers, and to focus instead on selling our products to mass-merchant, specialty and PC software retailers that have traditionally sold value-priced consumer entertainment PC software, we now rely on a concentrated group of large customers. The majority of our current sales are to mass merchant, specialty and PC software retailers, and distributors serving such retailers, and in particular to Atari. Atari is our primary North American distributor servicing the major mass-merchant retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. Our net sales to Atari during the fiscal year ended June 30, 2003 were $4,370,000 and represented 61% of our total net sales. We anticipate that net sales to Atari may represent greater than 65% of our total net sales during fiscal 2004. Accordingly, we expect to continue depending upon a limited number of significant distributors and retailers, and in particular Atari, for the foreseeable future.

Our current retailers and distributors, including Atari, may terminate their relationship with us at any time. If we lose our distribution capability through Atari or any of our other large distributors or retailers, this would significantly harm our financial condition and our ability to continue as a going concern.

We may experience customer payment defaults and uncollectible accounts receivable if our distributors' or retailers' businesses fail or if they otherwise cannot pay us. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and many of these businesses have failed. If any significant retailer or distributor of our products became insolvent or went out of business, this would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. If any of our major distributors or retail customers failed to pay an outstanding receivable, this would significantly harm our business, operating results and financial condition.

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

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. The market for consumer entertainment PC software has been characterized by shifts in consumer preferences and product life cycles of six to twelve months. Consumer preferences for entertainment PC software products are difficult to predict and few products achieve sustained market acceptance. New products we introduce may not achieve any significant degree of market acceptance, or the product life cycles may not be long enough for us to recover advance royalties, development, marketing and other promotional costs. Also, if a product does not sell through to consumers at a rate satisfactory to our retailers or distributors, we could be forced to accept substantial product returns or be required to issue price markdowns to maintain our relationships with these distributors and retailers. We may also lose retail shelf space if our products do not sell through to consumers at satisfactory rates. Failure of new products to achieve or sustain market acceptance would adversely impact our business, operating results and financial condition.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Fluctuations in quarterly operating results will depend upon many factors including:

    o  the seasonality of computer entertainment PC software purchases;
    o the size and rate of growth of the consumer entertainment PC software market;
    o the demand for our typical value-priced and new higher-priced PC software products;
    o  product and price competition;
    o  the amount of product returns and price markdowns;
    o the timing of our new product introductions and product enhancements and those of our competitors;
    o  the timing of major customer orders;
    o  product shipment delays;
    o  access to distribution channels;
    o  product defects and other quality problems;
    o  product life cycles;
    o  ability to accurately forecast inventory production requirements;
    o  international royalty rates and licensing revenues; and
    o  our ability to develop and market new products and control costs.

Products are usually shipped within days following the receipt of customer orders so we typically operate with little or no backlog. Therefore, net sales in any reporting period are usually dependent on orders booked, shipped and received by our customers during that period.

We are exposed to seasonality in the purchases of our products. The consumer entertainment PC software industry is highly seasonal, with sales tending to be higher during the third and fourth calendar quarters (our first and second fiscal quarters). This is due to increased demand for PC software games during the back-to-school and holiday selling seasons. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss key selling periods such as the year-end holiday buying season. Our ability to maintain adequate liquidity to satisfy critical software developers with required advance royalty payments and paying our manufacturing vendors within acceptable timeframes are critical to avoiding any delays in having product available for sale throughout the year, but especially during seasonal peaks in demand. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet these critical selling periods, our net sales and operating results would be adversely affected. Additionally, if our products do not adequately sell-in to our customers' retail locations or sell-through to consumers at these retail locations during the back-to-school or holiday selling seasons, our financial results for the entire fiscal year would be adversely affected.

The consumer entertainment PC software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for a finite amount of shelf space. Retailers have a limited amount of shelf space on which to display consumer entertainment PC software products. There is intense competition among consumer entertainment PC software publishers for shelf space and promotional support from retailers. As the number of PC software titles continues to increase, the competition for shelf space continues to intensify, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. Also, our larger competitors may have more leverage than we do to negotiate more and better-positioned shelf space than we do. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our operating results and financial condition would be negatively impacted.

Increased competition for the licensing rights to quality consumer entertainment PC software content has compelled us to agree to make increasingly higher advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors and PC software game developers. If the products subject to these advances and minimums do not generate sufficient sales volumes to recover these costs, this would have a negative impact on our financial results.

Our present or future competitors may develop products that are comparable or superior to ours. Our competitors may offer higher quality products, lower priced products or adapt more quickly than we do to new technologies or evolving customer requirements. Our competitors typically have more financial resources to spend on marketing promotions, licensing recognizable brands, and advertising efforts. Competition has continued to intensify as our industry has consolidated, since we have remained a small software publisher and some of our competitors have grown larger. In order to be successful in the future, we must be able to respond to technological changes, customer requirements and competitors' current products and innovations. We may not be able to compete effectively in this market, which would adversely affect our operating results and financial condition.

We are vulnerable to periodic technological changes that could make our products less marketable over time. Periodic introductions of new products and enhancements, technological developments, evolving industry standards and changes in customer requirements characterize the market for our products. Our future success depends on our ability to continue to quickly and efficiently develop and introduce new products and enhance existing products to incorporate technological advances and responses to customer requirements. If any of our competitors introduce products more quickly than we do, or if they introduce better products than ours, then our business could be adversely affected. From time to time, our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. Additionally, over time technological advancements in computer operating systems that cause our products to be obsolete or not to function as expected would adversely affect our financial results if product returns exceeded our allowance, and the related inventory was deemed valueless (and exceeded our allowance for inventory obsolescence).

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

If we do not remain current with our 1934 Act filings, we would not be able to maintain the trading of our stock on the OTC Bulletin Board. Even if we are successful in maintaining trading of our stock on the OTC Bulletin Board, many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which can make it difficult to sell our stock. If our stock is not eligible to be traded on the OTC Bulletin Board, our stock will then be traded on the Pink Sheets, which may have even less trading volume potential and more price fluctuations than the OTC Bulletin Board.

Regulation of our product content and features could affect the marketability of our products. Due to the competitive environment in the consumer entertainment software industry, we have and will continue to incorporate features into our products, such as an Internet browser-like interface, advertising technology and on-line consumer registration capabilities, to differentiate our products to retailers, provide value-added features to consumers, and to potentially increase website traffic and create new revenue streams based on advertising and promotional opportunities. These features may not enhance the product's value, and in fact such features may detract from a product's value if they are not accepted in the marketplace or if new regulations governing the Internet and related technologies are enacted which impact these features.

We may have difficulty protecting our intellectual property rights. We either own or have licensed the rights to copyrights for our product content, trademarks and trade names and other marketing materials. We also hold trademark rights in our corporate logo, and the names of the products owned or licensed by us. Our success depends in part on our ability to protect our proprietary rights to the trademarks, trade names and content used in our top-selling products. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These initiatives to protect our proprietary rights require us to use internal resources as well as outside legal counsel. We may not have sufficient resources to adequately protect our intellectual property rights, and our existing or future copyrights, trademarks, trade secrets or other intellectual property rights may not be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Also, in selling our products, we rely on "click-through" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights, as do the laws of the United States. Our inability to sufficiently protect our intellectual property rights would have an adverse effect on our business and operating results and on the overall value of our company.

Policing unauthorized use of an easily duplicated and broadly disseminated product such as computer software is very difficult. Software piracy is expected to be a persistent problem for the software industry for the foreseeable future. Software piracy is a much greater problem in certain international markets. A significant amount of unauthorized copying of our products would adversely affect our business, operating results and financial condition.

We may incur substantial expenses and be required to use our internal resources to defend infringement claims, and settlements may not be favorable or attainable. We may from time to time be notified that we are infringing on the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third-party software developers may give rise to claims of infringement. In recent years, we have incurred significant defense costs and utilized internal resources in defending trademark and copyright claims and lawsuits. Other third parties may initiate infringement actions against us in the future. Any future claims could result in substantial costs to us, and diversion of our limited resources. If we are found to be infringing on the rights of others, we may not be able to obtain licenses on acceptable terms or at all, and significant damages for past infringement may be assessed, or further litigation relating to any such licenses or usage may occur. Our failure to obtain necessary licenses or other rights, or the initiation of litigation arising from any such claims, could materially and adversely affect our operating results.

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

We depend on key management and technical personnel. Our success depends to a significant degree on the continued efforts of our key management, marketing, sales, product development and operational personnel. The loss of one or more key employees could adversely affect our operating results. We also believe our future success will depend in large part on our ability to attract and retain highly skilled management, technical, marketing, sales, product development and operational personnel. Competition for such personnel can be intense, and, due to our limited resources and size, we may not be successful in attracting and retaining such personnel.

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

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on December 4, 2003. At that meeting, the following matters were acted upon, together with the number of votes cast for, against or withheld as to such matter:

(i)    The election of the following directors:

                                              Votes Cast
                                              ----------

                                     For        Against      Abstain
        ------------------------------------------------------------

        Robert M. Aiken, Jr.      9,334,154      - 0 -       109,550
        Gerald W. Klein           9,333,254      - 0 -       110,350
        Thomas D. Parente         9,333,754      - 0 -       109,850
        Lambert C. Thom           9,333,854      - 0 -        14,495

(ii) Ratification of the appointment of Stockton Bates, LLP as the Company's auditors for the fiscal year ending June 30, 2004:

                                              Votes Cast
                                              ----------

                                     For        Against      Abstain
        ------------------------------------------------------------
                                  9,393,459     35,650        14,495


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

  (1) 10.1   Business Loan Agreement dated September 18, 2003 between
             eGames, Inc. and Hudson United Bank
  (1) 10.2   Promissory Note dated September 18, 2003
  (1) 10.3   Commercial Security Agreement dated September 18, 2003 between
             eGames, Inc. and Hudson United Bank
    31.1     Certification of Gerald W. Klein as President and Chief Executive
             Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2     Certification of Thomas W. Murphy as Vice President and Chief
             Financial Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1     Certification of Gerald W. Klein as President and Chief Executive
             Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2     Certification of Thomas W. Murphy as Vice President and Chief
             Financial Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on September 19, 2003.

(b)  Reports on Form 8-K

On October 30, 2003, the Company furnished a report on Form 8-K under Item 12 regarding a press release announcing the Company's financial results for the three months ended September 30, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: February 13, 2004                    /s/  Gerald W. Klein
      -----------------                    --------------------
                                           Gerald W. Klein, President, Chief
                                           Executive Officer and Director


Date: February 13, 2004                    /s/ Thomas W. Murphy
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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


Date:  February 13, 2004
       -----------------
                                         /s/ Gerald W. Klein
                                         ------------------------------------
                                         Gerald W. Klein
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


Date:  February 13, 2004
       -----------------
                                         /s/ Thomas W. Murphy
                                         -----------------------------
                                         Thomas W. Murphy
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------------------------
Gerald W. Klein
President and Chief Executive Officer
February 13, 2004

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

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                 ---------------------------------------------


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
-----------------------
Thomas W. Murphy
Chief Financial Officer
February 13, 2004

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.