Form 10QSB
period 2004-03-31
EGAMES INC
filed 2004-05-14
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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

                                 Yes (X) No ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,014,337 shares of common stock, no par value per share, as of May 12, 2004.

Transitional Small Business Disclosure Format (check one): Yes (   )  No ( X )

                                      INDEX

                                                                           Page
                                                                           ----
Part I.         Financial Information

Item 1.         Unaudited Financial Statements:

                Balance Sheet as of March 31, 2004........................   3

                Statements of Operations for the three and nine months
                    ended March 31, 2004 and 2003 ........................   4

                Statements of Cash Flows for the nine months
                    ended March 31, 2004 and 2003 ........................   5

                Notes to Financial Statements.............................   6

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................  12

                Risk Factors..............................................  26

Item 3.         Controls and Procedures...................................  30

Part II         Other Information

Item 6.         Exhibits and Reports on Form 8-K..........................  31

Exhibit Index   ..........................................................  31

Signatures      ..........................................................  32

Exhibits        ..........................................................  33

Item 1.  Unaudited Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2004



 ASSETS

 Current assets:
    Cash and cash equivalents                                     $ 1,552,279
    Accounts receivable, net of allowances of $1,283,887            1,515,069
    Inventory, net                                                    791,943
    Prepaid and other expenses                                        354,927
                                                                  -----------
           Total current assets                                     4,214,218


 Furniture and equipment, net                                          61,330
 Intangible assets                                                     19,300
                                                                  -----------
           Total assets                                           $ 4,294,848
                                                                  ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                              $   406,344
    Accrued expenses                                                  617,878
                                                                  -----------
           Total current liabilities                                1,024,222

 Commitments and contingencies

 Stockholders' equity:
    Common stock, no par value (40,000,000 shares authorized;
       10,221,237 issued and 9,989,337 outstanding)                 9,179,827
    Additional paid-in capital                                      1,290,228
    Accumulated deficit                                            (6,698,012)
    Treasury stock, at cost - 231,900 shares                         (501,417)
                                                                  -----------
           Total stockholders' equity                               3,270,626
                                                                  -----------
           Total liabilities and stockholders' equity             $ 4,294,848
                                                                  ===========




                 See accompanying notes to financial statements.

                                                             eGames, Inc.
                                                       Statements of Operations
                                                             (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                               March 31,                     March 31,
                                       -------------------------     -------------------------
                                          2004          2003            2004          2003
                                          ----          ----            ----          ----
Net sales                              $ 2,152,859   $ 1,530,983     $ 6,320,892   $ 5,335,956

Cost of sales                              874,230       579,817       2,585,045     2,200,911
                                       -----------   -----------     -----------   -----------
Gross profit                             1,278,629       951,166       3,735,847     3,135,045

Operating expenses:
    Product development                    119,344       108,240         386,431       312,987
    Selling, general and
       administrative                      608,454       591,483       1,800,271     1,885,585
                                       -----------   -----------     -----------   -----------

        Total operating expenses           727,798       699,723       2,186,702     2,198,572
                                       -----------   -----------     -----------   -----------

Operating income                           550,831       251,443       1,549,145       936,473

Interest (income) expense, net              (2,430)        6,330           1,087        36,493
                                       -----------   -----------     -----------   -----------
Income before income taxes                 553,261       245,113       1,548,058       899,980


Provision (benefit) for income taxes        25,137       (51,007)         70,335       (51,007)
                                       -----------   -----------     -----------   -----------

Net income                             $   528,124   $   296,120     $ 1,477,723   $   950,987
                                       ===========   ===========     ===========   ===========


Net income per common share:
       - Basic                              $ 0.05        $ 0.03          $ 0.15        $ 0.10
                                            ======        ======          ======        ======
       - Diluted                            $ 0.05        $ 0.03          $ 0.14        $ 0.10
                                            ======        ======          ======        ======


Weighted average common shares
    outstanding - Basic                  9,989,337     9,989,337       9,989,337     9,989,337

Dilutive effect of common share
    equivalents                          1,380,022        10,309         886,948         9,720
                                        ----------     ---------      ----------     ---------

Weighted average common shares
    outstanding - Diluted               11,369,359     9,999,646      10,876,285     9,999,057
                                        ==========     =========      ==========     =========

                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2004            2003
                                                               ----            ----
Cash flows from operating activities:
    Net income                                             $ 1,477,723     $  950,987
    Adjustment to reconcile net income to net cash
             provided by operating activities:
    Stock-based compensation                                    47,091         87,278
    Depreciation and amortization                               15,358         32,763
    Provisions for product returns, price markdowns,
             bad debts and inventory obsolescence            1,574,147        939,579
    Changes in items affecting operations:
             Accounts receivable                            (1,796,481)    (1,125,363)
             Prepaid and other expenses                       (117,691)       (41,296)
             Inventory                                        (436,628)        (4,318)
             Accounts payable                                 (166,753)      (108,991)
             Accrued expenses                                    8,009       (114,751)
                                                           -----------     ----------
Net cash provided by operating activities                      604,775        615,888
                                                           -----------     ----------

Cash flows from investing activities:
    Purchases of furniture and equipment                       (57,433)        (7,685)
    Expenditures related to intangible assets                  (19,300)         - 0 -
                                                           -----------     ----------
Net cash used in investing activities                          (76,733)        (7,685)
                                                           -----------     ----------

Cash flows from financing activities:
    Repayments of bank debt                                      - 0 -       (840,000)
    Redemption of common stock warrant                           - 0 -        (50,000)
    Repayments of note payable                                   - 0 -        (56,550)
                                                           -----------     ----------
Net cash used in financing activities                            - 0 -       (946,550)
                                                           -----------     ----------

Net increase (decrease) in cash and cash equivalents           528,042       (338,347)

Cash and cash equivalents:
   Beginning of period                                       1,024,237        700,109
                                                           -----------     ----------
   End of period                                           $ 1,552,279     $  361,762
                                                           ===========     ==========


Supplemental cash flow information:

   Cash paid during the period for interest                   $  5,475     $   38,211
                                                              ========     ==========

   Cash paid (refunds received) for income taxes              $ 43,646    ($   51,007)
                                                              ========     ==========


                 See accompanying notes to financial statements.

                                  eGames, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable consumer entertainment PC software games. PC software games today are sold in most mass-merchant and major retailers. Our product line enables us to serve consumers who are seeking a broad range of high-quality, affordable PC software, distributed on CD-ROM media and also electronically via the Internet. In North America, our products are distributed primarily through third-party software distributors on a non-exclusive basis who service mass-merchant and major retailers. We also sell our products directly to certain PC software retailers. In territories outside North America, our products are distributed through third-party software distributors that license our PC software content for their own manufacture and distribution within specific geographic territories. The word "customer " as used in this document refers to third-party distributors and retailers, as compared to the word "consumer," which refers to the end consumer shopping at retail stores or over the Internet.

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as promulgated in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Notes to Financial Statements included in our Form 10-KSB for the fiscal year ended June 30, 2003 should be read in conjunction with the accompanying statements. These statements include all adjustments that management believes are necessary for a fair presentation of the statements. These interim operating results are not necessarily indicative of the results for a full year. Amounts discussed within the "Notes to Financial Statements" have been rounded to the nearest thousand dollars.

Fair Value of Financial Instruments

The recorded amounts of accounts receivable and accounts payable at March 31, 2004 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable is reflected at the amount we expect to ultimately collect from outstanding customer balances, and is shown on our balance sheet net of allowances for product returns, price markdowns and customer bad debts. The adequacy of these allowances is reviewed throughout each reporting period and any necessary adjustments to these allowances are made through additional provisions for: product returns and price markdowns (reflected as a reduction to gross sales); and customer bad debts (reflected as an operating expense). Actual product returns, price markdowns and customer bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable balances (see Note 2).

Inventory, net

Inventory, net consisting primarily of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO) (see
Note 3).

Furniture and Equipment, net

Furniture and equipment, net are stated at cost and net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to five years
(see Note 5).

Long-Lived Assets, net

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record impairment losses on long-lived assets, including intangible assets, used in operations when the fair value of those assets, less the cost to sell, is lower than our carrying value for those assets.

Intangible assets

As of March 31, 2004, we had intangible assets of approximately $19,000, which related to the Company's trademark activities with the United States Patent and Trademark Office. As of March 31, 2004, we had not recorded any amortization expense on these costs based upon our evaluation that no impairment has occurred.

Revenue Recognition

Product Sales:
--------------
We distribute the majority of our products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements, or direct sale agreements, many of which allow for product returns and price markdowns. We recognize sales revenues from product shipments to these software distributors and retailers that traditionally have sold consumer entertainment PC software products at the time title to our inventory passes to these distributors or retailers, less a provision for anticipated product returns and price markdowns. Title passes to most of these distributors and retailers upon receipt of the product by these customers, because most of these customers require shipping terms of FOB destination. In order to recognize sales revenues associated with customer purchase orders having terms of FOB destination, as part of our sales cut-off tests, we obtain proof of deliveries from the freight companies that deliver our products to our retail and distribution customers for product shipments made during the last two weeks of a reporting period. The results of the sales cut-off tests are reviewed by our Controller, Chief Financial Officer and independent auditors before the reporting period's earnings release is distributed. Based on the results of the sales cut-off tests, any sales revenue and cost of sales associated with product shipments received by our customers after the reporting period and having FOB destination terms are excluded from the current period's operating results.

We recognize product sales to the customers that traditionally have sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48 at the time title to our inventory passes to these distributors or retailers, based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title of the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and the product returns and price markdowns can be reasonably estimated at the time of sale. After deliveries to our distribution and retail customers are made, we do not provide any further services or materials that are essential to our products' functionality. However, we do provide basic telephone and web-based customer support to consumers who purchase our products as a means of fostering consumer satisfaction and brand loyalty. Costs associated with our customer support effort usually occur within one year from the period we recognize revenue and these costs have continued to be minimal (averaging about 1% of net sales). These costs to render our customer support services, which are comprised of the salary and related costs of our one customer support representative, are recorded as operating expenses in the period incurred.

During fiscal 2004, we entered into relationships with certain software distributors that expanded our product distribution into various office superstores, which distribution is governed by consignment sales agreements. Accordingly, sales revenues from product shipments pursuant to these arrangements are only recognized to the extent that one of these third-party software distributors has reported to us the actual product sell-through to end consumers at these office superstore retailers.

Provision for Product Returns and Price Markdowns:
--------------------------------------------------
Our provision for anticipated product returns and price markdowns (reflected as a reduction to gross sales) is based upon, among other factors, our analysis of: historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; outstanding return material authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which new products with higher price points or unproven genres have been launched. The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is recorded as a reduction to our gross accounts receivable balance.

Historically, the allowance for product returns and price markdowns has represented a substantial percentage of our gross accounts receivable. As of March 31, 2004, the allowance for product returns and price markdowns was 46% of related gross accounts receivable, compared to 41% of related gross accounts receivable at June 30, 2003. This large percentage occurs because we continue to have product return exposure relating to paid receivables while the physical product units relating to these receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until the physical products are actually returned to us, or sell through to end consumers, we continue to evaluate our product return or price markdown exposure for these units remaining in the retail channel. During these time periods, through customer-provided reports, we have regular and timely visibility of the sell-through results for our titles to help us estimate our exposure for future product returns or price markdowns.

During the three months ended March 31, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $398,000 and $222,000, respectively, or 16% and 13% of related gross sales, respectively.

During the nine months ended March 31, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $1,432,000 and $892,000, respectively, or 19% and 15% of related gross sales, respectively.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for, among other things, items such as licensing of software and intellectual properties used in our products, certain insurance coverage and various service contracts. Prepaid and other expenses are usually expensed as operating expenses on a straight-line basis over the period of time covered by a contract, except for advance licensing and royalty payments, which are expensed in cost of sales at contractual rates based on the net sales of the related software titles (see Notes 4 and 7). We continually evaluate the recoverability of advance licensing and royalty payments and charge to cost of sales (in the reporting period in which such determination is made) the amount we determine will likely not be recouped at the contractual rate based on anticipated sales for a title.

Marketing Costs, Sales Incentives and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising fees, are expensed as incurred. These costs were $4,000 and $9,000 for the three months ended March 31, 2004 and 2003, respectively and were $49,000 and $46,000 for the nine months ended March 31, 2004 and 2003, respectively.

Sales incentives and promotional costs, such as rebates and slotting fees, we incur with distributors or retailers are recorded as reductions to gross sales as incurred or on a straight-line basis over a contractual period. These costs were $141,000 and $38,000 for the three months ended March 31, 2004 and 2003, respectively, and were $383,000 and $200,000 for the nine months ended March 31, 2004 and 2003, respectively.

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

Accounting for Stock-Based Compensation

As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date. For stock option grants made prior to July 1, 2002, we recognized stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (see Note 8).

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowances for inventory obsolescence, product returns, price markdowns and customer bad debts, in addition to disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we also recognize that actual results could differ from any of our estimates and such differences could have either a negative or positive impact on future financial results.

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                 $ 2,799,000
     Allowance for product returns                               (1,027,000)
     Allowance for price markdowns                                 (247,000)
     Allowance for bad debts                                        (10,000)
                                                                -----------
     Accounts Receivable, net                                   $ 1,515,000
                                                                ===========

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials                                                $ 184,000
     Finished goods                                                 502,000
     Product returns                                                215,000
                                                                  ---------

                                                                    901,000

     Allowance for inventory obsolescence                          (109,000)
                                                                  ---------
     Inventory, net                                               $ 792,000
                                                                  =========

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Advanced royalties                                           $ 261,000
     Prepaid insurance expenses                                      47,000
     Prepaid federal income taxes                                    20,000
     Other expenses                                                  16,000
     Prepaid retail market analysis                                  11,000
                                                                  ---------
     Prepaid and Other Expenses                                   $ 355,000
                                                                  =========

5.  Furniture and Equipment, net

Furniture and equipment, net consists of the following:

     Furniture and equipment                                      $ 478,000

     Accumulated depreciation                                      (417,000)
                                                                  ---------

     Furniture and Equipment, net                                 $  61,000
                                                                  =========

During the nine months ended March 31, 2004, the Company removed $638,000 of fully depreciated assets from its furniture and equipment records based on these assets no longer being in service.

6.  Accrued Expenses

Accrued expenses consist of the following:

     Accrued compensation                                         $ 276,000
     Accrued royalties                                               76,000
     State income taxes                                              68,000
     Accrued marketing promotion costs                               61,000
     Customers with net credit balances                              53,000
     Accrued legal and accounting fees                               44,000
     Other accrued expenses                                          40,000
                                                                  ---------
     Accrued Expenses                                             $ 618,000
                                                                  =========

7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. As of March 31, 2004, we had future operating lease commitments of $215,000 that are scheduled to be paid as follows: $61,000 in less than one year; $119,000 in one to three years; and $35,000 in three to five years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of March 31, 2004, assuming performance by certain third-party software developers under such agreements, we had future commitments to pay $165,000 in advance royalty payments to various software developers scheduled to be paid as follows: $153,000 in less than one year and $12,000 in one to three years.

8. Accounting for Stock-based Compensation - Transition and Disclosure, per SFAS No. 148

As of March 31, 2004, we had one existing stock-based employee compensation plan, which was adopted, amended and restated during 1995. This Plan, known as our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"), is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant.

Prior to July 1, 2002, we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost relating to stock option grants is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock option grants made on or after that date. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended March 31, 2003, respectively, is less than that which would have been recognized if the fair value based method had been applied to all stock option grants since the original effective date of SFAS No. 123. Additionally, the stock-based employee compensation included in the table below for the nine months ended March 31, 2003 does not include $16,250 in stock-based compensation expense reflected in that period's net income, due to being related to a common stock warrant issued to a non-employee third-party (Fleet Bank).

As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the following table illustrates the effect on net income and net income per share for the three and nine months ended March 31, 2004 and 2003, respectively, if the fair value method had been applied to all outstanding stock option grants during those periods.


                                                      Three Months Ended           Nine Months Ended
                                                           March 31,                   March 31,
                                                     ---------------------      -----------------------

                                                        2004        2003            2004         2003
                                                        ----        ----            ----         ----
Net income, as reported                              $ 528,000   $ 296,000      $ 1,478,000   $ 951,000

Add: Stock-based employee compensation expense
     included in reported net income                    22,000      25,000           47,000      71,000

Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for stock option grants                    (22,000)    (36,000)         (47,000)   (191,000)
                                                     ---------   ---------      -----------   ---------

Pro forma net income                                 $ 528,000   $ 285,000      $ 1,478,000   $ 831,000
                                                     =========   =========      ===========   =========


Net income per common share:

-  Basic, as reported                                   $ 0.05      $ 0.03           $ 0.15      $ 0.10
                                                        ======      ======           ======      ======
-  Basic, pro forma                                     $ 0.05      $ 0.03           $ 0.15      $ 0.08
                                                        ======      ======           ======      ======

-  Diluted, as reported                                 $ 0.05      $ 0.03           $ 0.14      $ 0.10
                                                        ======      ======           ======      ======
-  Diluted, pro forma                                   $ 0.05      $ 0.03           $ 0.14      $ 0.08
                                                        ======      ======           ======      ======

9.  Credit Facility

In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this new credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns or customer bad debts. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of March 31, 2004, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of March 31, 2004, we had not utilized any of this credit facility, although we were eligible to draw up to $500,000 under this credit facility, based upon qualified accounts receivable as of that date.

10. Operations by Reportable Segment and Geographic Area

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

11. Recent Accounting Pronouncements


In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of operations of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The provisions of this interpretation were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and became effective during the period ended March 31, 2004 for any VIE created on or before January 31, 2003. Based upon our review, we do not believe we have any such entities or arrangements that would require disclosure or consolidation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        - our objective in fiscal 2004 and beyond of continuing to expand distribution of our products at current retail customers and pursuing new distribution channels;
        - our expectation that our gross profit margin may continue to decrease;
        - our financial results being affected in the event of a future drop in our sell-through results;
        - our goal to increase the distribution of our products offered at retail locations;
        - the impact on our financial condition and ability to continue as a going concern in the event that we lost our distribution through Atari, or if Atari were unwilling or unable to make its receivable payments to us;
        -   anticipated licensing revenues for the remainder of fiscal 2004;
        - our continued efforts to improve our websites in order to drive web traffic and sales and expand on-line registration programs of our retail products in order to more effectively conduct promotional product offerings;
        - our expectation regarding the receipt of discontinued titles from the retail channel for liquidation;
        - our expectation for our overall fiscal 2004 provision for product returns and price markdowns;
        - our expectation regarding the negative impact of sales incentives and promotional costs on our net sales, gross profit and gross profit margin;
        - our expectation regarding the reduction of costs for security sensor tags in our products for the remainder of fiscal 2004;

        -   our expectations regarding future product development expenses;
        - our expectation regarding public relations expenditures for the remainder of fiscal 2004;
        - our expectation regarding the increase of our provision for income taxes;
        - our expectation regarding the continued increase of our inventory purchasing costs;
        - our belief that we will continue to experience increases in advanced royalty and licensing payments;
        -   our expectation regarding accelerated vendor payments;
        - our expectation regarding financing activities for the remainder of fiscal 2004;
        - our expectation that guaranteed royalty and licensing commitments are expected to be funded by cash flows from operating income;
        - our exposure to additional product returns and a lack of replenishment orders if any of our software titles do not sell through to consumers at anticipated rates;
        - our expectation that we will meet the stockholders equity requirement for listing on the American Stock Exchange by the first quarter of fiscal 2005, and our plans to apply for listing as soon as practicable after we achieve the standards for listing;
        - our expectation that recent adoption of accounting pronouncements will not have an impact on our financial statements; and
        - our ability to fund our operations based on our projected cash and working capital balances.

The following important factors, as well as those factors discussed under "Risk Factors" at pages 26 to 30 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

        - the market acceptance and successful sell-through results for our products at retail stores;
        - our continued successful business relationship with Atari, our distributor to Wal-Mart, Target, and Best Buy, among other retailers;
        - the amount of unsold product that is returned to us by retail stores and distributors;
        - the amount of price markdowns and sales incentives granted to retailers and distributors;
        - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
        - the successful sell-through to consumers of our new higher price point products, in all retail channels through which they are sold;
        - the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of major mass-merchant and PC software retailers;
        - our ability to control the manufacturing and distribution costs of our software products;
        - our ability to continue to increase the distribution of our products into key North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
        - the allocation of shelf space (retail facings) for our products in major retail chain stores;
        - the ability to earn royalties through our international product distribution under licensing agreements and the ability of our licensees to pay us such royalties within agreed upon terms;
        - our ability to collect outstanding accounts receivable, especially from Atari, and to establish an adequate allowance for bad debts;
        - the continued increase in the number of computers in homes in North America and worldwide;
        - our ability to deliver products in response to customer orders within a commercially acceptable time frame;
        - downward pricing pressure and increased competition in the value-priced software category;
        - our ability to control the costs of producing and marketing our products on commercially reasonable terms or at all;
        -   our ability to license quality content for our products;
        - the success of our efforts to increase website traffic and product sales over the Internet;
        - consumers' continued demand for value-priced consumer entertainment PC software;

and various other factors, many of which are beyond our control.

Product, Industry and Market Data

eGames publishes and markets a diversified line of Family Friendly(TM), affordable consumer entertainment PC software games to consumers, mostly through third-party software distributors to mass-merchant and major retailers, and directly to certain PC software retailers. We obtain the rights to publish PC software games through licensing agreements with third-party PC software developers. We do not develop PC software games internally, but rather we make royalty payments to third-party software game developers based on a percentage of net sales for each licensed PC game in order to minimize the risks associated with developing game content. Our titles have historically had a product lifecycle of six to fifteen months. After a software title's life cycle has ended, some of the software games from the discontinued title are often included in subsequent game collection titles that have the potential to extend the original product content life by as much as an additional twelve to twenty-four months.

The core game genres we focus on within the PC software market include Mahjongg, game collections, card & board games, Solitaire, puzzles and word games. We use industry market data from sources such as NPD Techworld to evaluate current trends in the PC market place, such as specific game genres realizing increased or decreased consumer demand, sales trends for the overall PC software market, our market position relative to other publishers, and how our titles are selling to consumers compared to our competitors' products. According to NPD Techworld data for the month of March 2004, while the overall PC game software industry decreased by 20% in unit sales compared to March 2003, our unit sales increased by 42% compared to March 2003. NPD Techworld reported that six eGames titles were in the overall top 50 of PC games sold at retail during March 2004, including DROP! at number 8, 251 Games Collectors' Edition at number 14, Solitaire Master 4 at number 38, Card & Board 2 at number 39, Mahjongg Master 5 at number 44 and Mahjongg Variety Pack at number 48.

Unit sales data provided to us by Atari, our largest software distributor, has indicated that sell-through of our products to consumers at North American mass-merchant and major retailers through Atari during March 2004 increased by more than 37% compared to the sell-through of our products during March 2003. We view this increase in product sell-through to consumers as a positive reflection on the market acceptance of our current product offerings, and it also reflects the broader distribution of our titles at retail stores. There is, however, no way to predict with any certainty whether this increased product sell-through trend to consumers will continue.

Critical Accounting Policies

Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our revenue recognition and inventory valuation accounting policies require us to make significant judgments and estimates that could materially affect the amount of revenue we recognize and the value of our inventory. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including estimated product returns, price markdowns, customer bad debts, inventory obsolescence, income taxes, contingencies and litigation risks. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.


Revenue Recognition (Net Sales, Product Returns and Price Markdowns)
--------------------------------------------------------------------
We distribute the majority of our products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, many of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, we record a provision for product returns and price markdowns as a reduction of gross sales at the time title of the product passes to these distributors or retailers.

The provision for anticipated product returns and price markdowns is based upon many factors, including: our analysis of historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; outstanding return material authorizations; and the extent to which new products with higher price points or unproven genres have been launched. The adequacy of our allowance for product returns and price markdowns is continually reviewed throughout each reporting period and any necessary adjustment to this allowance (positive or negative) is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable balance.

Significant management judgments and estimates must be made and used in order to determine how much sales revenue can be recognized in any reporting period. Material differences may result in the amount and timing of our revenue for any period if management's judgments or estimates for product returns or price markdowns prove to be insufficient or excessive compared to actual results. These differences, if material, would significantly affect our operating results and financial condition in any given period.

Inventory Valuation
-------------------
Our accounting policy for inventory valuation requires management to make estimates and assumptions about the recoverability of the carrying value of inventory that affect the reported value of inventory and cost of sales for any reporting period. Our inventory could be valued differently at the close of any reporting period and the amount recorded as cost of sales during any reporting period could differ, if management's judgments or estimates of provisions for the potential impairment of inventory value are insufficient or excessive when compared to actual results. These differences, if material, would significantly affect our operating results and financial condition.

We are exposed to inventory obsolescence because of our products' relatively short product life cycles, which average six to fifteen months. If our products do not sell-through to consumers during that life cycle, or if we or our competitors introduce new products with capabilities or technologies that can replace or shorten the life cycles of our existing products, then we may need to write-down the value of such inventory below its previous carrying value. Additionally, from time to time, we have been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements with third-party software developers for product content may also expire before such inventory has been sold. Although we attempt to accurately match production requirements of our products to forecasted consumer demand, we may from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product. When this occurs, we attempt to liquidate these excess quantities of remaining inventory, frequently at closeout prices below their original manufactured costs. If we cannot liquidate such inventory, or if we are unable to sell any remaining units due to legal or other reasons, we would then write down the related inventory value to zero. The adequacy of our allowance for inventory obsolescence is reviewed throughout each reporting period, and any adjustments (positive or negative) are reflected in the current period's inventory obsolescence provision.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 3. The word "customer" as used in this document refers to third-party distributors and retailers, as compared to the word "consumer", which refers to the end consumer purchasing our PC software products at retail stores or over the Internet. Amounts discussed below have been rounded to the nearest thousand dollars.

Three and Nine Months Ended March 31, 2004 Compared to the Three and Nine Months Ended March 31, 2003

Net Sales

The following tables represent our net sales by distribution channel for the three and nine months ended March 31, 2004 and 2003, respectively:

                           Net Sales by Distribution Channel
                           ---------------------------------

                                  Three Months Ended
                                       March 31,
                              --------------------------
                                                             Increase      %
Distribution Channel              2004          2003        (Decrease)   Change
-------------------------------------------------------------------------------
Software distributors         $ 1,769,000    $ 1,236,000    $ 533,000      43%
Software retailers                166,000        111,000       55,000      50%
Licensing                          97,000         62,000       35,000      56%
Internet                           64,000         51,000       13,000      25%
Inventory liquidators              57,000         27,000       30,000     111%
Other sales                         - 0 -         44,000      (44,000)   (100%)
-------------------------------------------------------------------------------
Total Net Sales               $ 2,153,000    $ 1,531,000    $ 622,000      41%
                              ===========    ===========    =========    =====


                                   Nine Months Ended
                                       March 31,
                              --------------------------
                                                             Increase       %
Distribution Channel              2004          2003        (Decrease)    Change
--------------------------------------------------------------------------------
Software distributors         $ 5,169,000    $ 3,577,000    $ 1,592,000     45%
Software retailers                532,000        841,000       (309,000)   (37%)
Licensing                         319,000        313,000          6,000      2%
Internet                          190,000        155,000         35,000     23%
Inventory liquidators             111,000        328,000       (217,000)   (66%)
Other sales                         - 0 -        122,000       (122,000)  (100%)
-------------------------------------------------------------------------------
Total Net Sales               $ 6,321,000    $ 5,336,000    $   985,000     18%
                              ===========    ===========    ===========   =====

Net sales for the three and nine months ended March 31, 2004 increased by 41% and 18%, respectively, compared to the three and nine months ended March 31, 2003. The overall increase in net sales has been primarily driven by increased distribution of our products to many of the major North American mass-merchant and major retailers (such as Wal-Mart, Target and Best Buy) through our largest software distributor, Atari, Inc. ("Atari"). In addition, net sales benefited from new distribution of our products to major office superstores and warehouse clubs, such as Office Max, Staples, Circuit City, Sam's Club and BJ's, primarily through other software distributors, such as Take Two Interactive ("Take Two") and E.B. Carlson. One of our most important objectives in fiscal 2004 and beyond is the continued expansion of product distribution at current retail customers, as well as our continued pursuit of new channels of distribution on terms profitable to eGames. As we have continued to expand our product distribution into more retail channels, our gross profit margin has decreased because of downward pricing pressures resulting from the increasingly competitive retail environment. Although some of this increased product distribution has negatively affected our gross profit margin, as a percentage of net sales, it has contributed favorably to the growth in our overall gross profit and operating income. We anticipate that downward pricing pressures may continue to negatively impact our gross profit margin as our product distribution expands further into new and existing retail markets.

Distribution of our products to retailers that have historically been successful in merchandising consumer entertainment PC software has increased as a result of our products' strong sell through rates to consumers at these retailers' stores. In particular, one of our products, DROP!, experienced very strong sell through to consumers during the three months ended March 31, 2004, and when combined with the robust sell-through performance of several other core titles, such as 251 Games Collector's Edition and Mahjongg Master 5, drove customer replenishment orders and helped to increase our net sales during the quarter. In future periods, if our products do not achieve similarly strong sell-through results as we experienced during the three months ended March 31, 2004, our financial results for those periods will be correspondingly affected.

Retailers that have historically been successful in merchandising consumer entertainment PC software typically designate the distributor that they want to use for the distribution of our products to their stores, and in certain instances retailers have decided that we should distribute our software products directly to them. Distribution to these retailers is a competitive business within itself and there typically are several distributors who distribute PC software products to these leading national retail chains. Our goal is to increase the distribution of our products offered at retail locations, by whatever means - third party distribution or direct shipments to retailers - that will provide us with an adequate gross profit as well as steady and continued access to these retail markets.

Software distributors
---------------------
For the three and nine months ended March 31, 2004, net sales to software distributors increased by $533,000 and $1,592,000, respectively, or 43% and 45%, respectively, compared to the three and nine months ended March 31, 2003. For the three and nine months ended March 31, 2004, net sales to software distributors represented 82% of net sales for both periods, compared to 81% and 67%, respectively, for the three and nine months ended March 31, 2003.

For the three months ended March 31, 2004, the $533,000 increase in net sales to software distributors was driven by increases in net sales to Atari, Take Two and E.B. Carlson of $339,000, $136,000 and $23,000, respectively.

For the nine months ended March 31, 2004, the $1,592,000 increase in net sales to software distributors was similarly driven by increases in net sales to Atari, Take Two and E.B. Carlson of $1,235,000, $217,000 and $198,000,
respectively. Strong sell-through results for our products during the current year's periods continued to drive replenishment order volume from these software distributors, which was the primary reason for the overall net sales increases through this distribution channel.

Dependence on one major software distributor
--------------------------------------------
Atari is our primary software distributor serving the mass-merchant and major retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During the three months ended March 31, 2004 and 2003, Atari accounted for $1,454,000 and $1,115,000 of our net sales, or 68% and 73% of net sales, respectively. During the nine months ended March 31, 2004 and 2003, Atari accounted for $4,408,000 and $3,173,000 in net sales, or 70% and 59% of net sales, respectively.

We have continued to increase our product distribution through Atari to the major mass-merchant retailers by increasing the number of our titles carried by these retailers and the number of stores within these retailers' store chains that offer our titles to consumers. Our financial condition and ability to continue as a going concern could be significantly affected in the event that we would lose our distribution capability through Atari. However, because the distribution of PC software to these retailers is a competitive business within itself, there are several alternative distributors that could potentially distribute our products to these retailers if, for example, Atari chose to discontinue distributing our titles or if any of these retailers decided to discontinue their relationship with Atari. We can provide no assurance, however, that we would be able to secure agreements with such alternative distributors on commercially reasonable terms or at all.

Software retailers
------------------
For the three months ended March 31, 2004, net sales directly to software retailers increased by $55,000 or 50%, compared to the same period a year earlier, while net sales to software retailers for the nine months ended March 31, 2004 declined by $309,000, or 37%, compared to the same year ago period. For the three and nine months ended March 31, 2004, net sales to software retailers represented 8% of net sales during both periods, compared to 7% and 16%, respectively, for the three and nine months ended March 31, 2003.

The $55,000 increase in net sales directly to software retailers for the three months ended March 31, 2004 was largely attributable to a $45,000 increase in net sales to Fry's Electronics due to increased product distribution of the Company's titles at this retailer that was driven by increased consumer demand.

The $309,000 decrease in net sales directly to software retailers for the nine months ended March 31, 2004 was caused by our decision to stop directly distributing PC software to certain retailers, such as Office Depot, and transitioning these direct sales through one of our software distributors under more profitable terms. In addition, during fiscal 2004 we have reduced the number of eGames titles offered at certain PC software retailers, such as CompUSA, EB Games and GameStop, to improve the profitability generated by our remaining titles. As a result of these changes, during the nine months ended March 31, 2004, net sales to Office Depot, EB Games, CompUSA, and GameStop decreased by $124,000, $105,000, $84,000 and $27,000, respectively, compared to the same period a year ago.

Licensing
---------
Licensing revenues are generated primarily from sales made by our international software distributors under a series of licensing agreements covering various territories outside of North America, with the majority of our licensing revenues originating from Germany, United Kingdom, Australia and Brazil. For the three and nine months ended March 31, 2004, licensing revenues increased by $35,000 and $6,000, respectively, or 56% and 2%, respectively, compared to the three and nine months ended March 31, 2003. For the three and nine months ended March 31, 2004, licensing revenues represented 5% of net sales during both periods, compared to 4% and 6%, respectively, for the three and nine months ended March 31, 2003.

The $35,000 increase in licensing revenues for the three months ended March 31, 2004 was principally driven by increases in licensing revenues from our licensees responsible for the retail markets in Australia of $18,000 and the United Kingdom of $15,000.

The $6,000 increase in licensing revenues for the nine months ended March 31, 2004 resulted mainly from increases in licensing revenues from our licensees responsible for the retail markets in the United Kingdom of $30,000 and Australia of $23,000, which increases were partially offset by decreases in licensing revenues generated in the United States of $31,000, Brazil of $10,000 and Germany of $6,000.

For the remainder of fiscal 2004, we anticipate licensing revenues to remain flat to slightly below last year's amounts due to some indications of weakening within certain international markets for PC software games. We continue to look for ways to increase our licensing revenues by working with our existing licensing partners, in addition to searching for new licensees to help expand our worldwide retail presence.

Internet
--------
For the three and nine months ended March 31, 2004, Internet sales increased by $13,000 and $35,000, respectively, or 25% and 23%, respectively, compared to the three and nine months ended March 31, 2003. For the three and nine months ended March 31, 2004 and 2003, Internet sales continued to represent 3% of net sales during all of these periods.

During fiscal 2004, we launched a new e-commerce system, which was intended to increase the profitability of our Internet sales. In conjunction with the launch of this new system, we have revamped the look of our websites and will continue to improve the more popular features of our websites, including a free online game arcade, in order to drive web traffic and sales on our websites. We plan to continue expanding on-line registration programs of our retail products in order to increase our database of registered users and their related demographic information, so that we can more effectively conduct targeted promotional product offerings to these existing consumers.

Inventory liquidators
---------------------
For the three months ended March 31, 2004, net sales to inventory liquidators increased by $30,000 or 111%, compared to the year ago quarter, while net sales to inventory liquidators declined by $217,000, or 66%, compared to the nine months ended March 31, 2003. For the three and nine months ended March 31, 2004, net sales to inventory liquidators represented 2% of net sales during both periods compared to 2% and 6%, respectively, of net sales for the three and nine months ended March 31, 2003.

Net sales to inventory liquidators consist of sales of residual inventory titles that have been discontinued at retail because these titles have reached the end of their lifecycles. As retailers periodically reset the mix of software titles on their store shelves - usually on a quarterly basis - we expect to receive additional quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any remaining quantities of these titles in our warehouse. Inventory liquidation sales are usually made at discount prices, below a product's previous wholesale price point, and are usually sold to these inventory liquidators with no right of product return.

Other sales
-----------
For the three and nine months ended March 31, 2004, other sales declined by $44,000 and $122,000, respectively, compared to the same periods a year earlier. These net sales decreases resulted from our decision to stop distributing software titles to retailers that have not traditionally sold PC software successfully (such as food and drug retailers).

Product Returns and Price Markdowns
-----------------------------------
During the three months ended March 31, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $398,000 and $222,000, respectively, or 16% and 13% of related gross sales, respectively.

During the nine months ended March 31, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $1,432,000 and $892,000, respectively, or 19% and 15% of related gross sales, respectively.

During fiscal 2004, we have increased our provision for product returns and price markdowns because of unsatisfactory sell-through results of certain higher priced ($19.99 retail priced) box titles that did not achieve the product sell through results to end consumers that we had expected. We began distributing titles with a $19.99 retail price point in fiscal 2003, which represented a departure from our typical value-priced product offering to the casual gamer with a retail price of $9.99. These higher priced titles represented a greater risk of price markdown exposure if they did not sell through to consumers at estimated rates. As a result of these factors, we have reduced the number of $19.99 products that we currently offer. Based upon historical and recent trends in our product sell-through rates to consumers of our core titles retail priced at $9.99, and the reduction in our distribution of higher priced box titles, our overall fiscal 2004 provision for product returns and price markdowns is anticipated to be approximately 18% of related gross sales.

Sales Incentives and Promotional Costs
--------------------------------------
Sales incentives and promotional costs, such as rebates and slotting fees, are charged to us by distributors or retailers and are recorded as reductions to gross sales as incurred or on a straight-line basis over a contractual period. These costs were $141,000 and $38,000 for the three months ended March 31, 2004 and 2003, respectively, and were $383,000 and $200,000 for the nine months ended March 31, 2004 and 2003, respectively

These fees have continued to increase during fiscal 2004 compared to prior periods as a result of increased sales of our software titles to retailers and distributors who make these fees a requirement for gaining and then maintaining retail shelf space for products supplied by their vendors. These fees are recognized as price reductions to gross sales. Because we currently plan to increase our distribution at these retailers and through these distributors, we expect these types of fees to continue to have a negative affect on our net sales, gross profit and gross profit margin.

Cost of Sales

Cost of sales consists of actual product costs, royalty costs incurred with third-party software developers, freight costs, inventory obsolescence provisions and other costs.

                               March 31,     % of        March 31,     % of        Increase     %
                                 2004      net sales       2003      net sales    (Decrease)  Change
----------------------------------------------------------------------------------------------------
Three months ended            $   874,000     41%       $   580,000     38%       $ 294,000     51%
Nine months ended             $ 2,585,000     41%       $ 2,201,000     41%       $ 384,000     17%


For the three months ended March 31, 2004, cost of sales, as a percentage of net sales increased by 3% to 41% from 38% for the quarter ended March 31, 2003. This 3% increase in cost of sales, as a percentage of net sales, was driven by a 4% increase in product costs due to:

       o Additional costs associated with the recent requirement of certain retailers to have security sensor tags included in software packages;
       o Increased sales of lower margin box titles containing multiple compact disks (CD's); and
       o  Increased low margin inventory liquidation sales.

This product cost increase was partially offset by minimal reductions, as a percentage of net sales, in royalty costs due to product mix and the inventory obsolescence provision due to improved quality of inventory. However, due to the trend of rising royalty rates associated with some of our future titles, we expect royalty rates in upcoming periods to begin increasing and negatively affecting our gross profit margin.

For the nine months ended March 31, 2004, cost of sales, as a percentage of net sales, remained flat at 41% compared to last year's similar nine-month period. Similar to the three months ended March 31, 2004, product costs increased due to the additional costs associated with including security sensor tags in our software packaging and the increased sales of multiple disk box titles, but during this fiscal year's nine-month period, these cost increases were offset by product costs savings, as a percentage of net sales, due to a decrease in inventory liquidation sales that have a higher product cost percentage compared to most other sales. For the remainder of fiscal 2004, we expect the additional product costs relating to security sensor tags to be reduced due to achieving improved pricing and discount terms with certain key vendors.

Operating Expenses

Product development expenses consist of personnel costs related to product management, quality assurance testing and packaging design, along with outside services for product ratings and website design.

                               March 31,    % of        March 31,    % of       Increase      %
                                 2004     net sales       2003     net sales    (Decrease)  Change
--------------------------------------------------------------------------------------------------
Three months ended            $ 119,000       6%       $ 108,000       7%       $ 11,000     10%
Nine months ended             $ 386,000       6%       $ 313,000       6%       $ 73,000     23%


For the three and nine months ended March 31, 2004, product development expenses increased by 10% and 23%, respectively, compared to the same periods in the prior fiscal year.

For the three months ended March 31, 2004, product development expenses increased by $11,000 to $119,000 compared to the three months ended March 31, 2003. This cost increase was driven by higher personnel costs related to wage increases for employees involved in the product management and quality assurance testing of our PC software titles, and increases in the attractiveness of our products by developing higher quality packaging designs and treatments.

For the nine months ended March 31, 2004, product development expenses increased by $73,000 to $386,000 compared to the nine months ended March 31, 2003. In addition to higher personnel costs, the cost increase for the current year's nine month period was increased by costs incurred to upgrade our website's functionality and in higher per title fees to obtain industry ratings for our software products. We believe that we have now completed upgrading the majority of our website's capabilities and so these types of costs should now begin to decrease, but we do expect the industry rating fees to continue to escalate as a result of expected price increases from this vendor.

Selling, general and administrative expenses consist of personnel related costs, insurance costs, stock compensation expense, professional service fees for legal, accounting and public relations, along with occupancy costs including rent, utilities and phones.

                               March 31,     % of        March 31,     % of       Increase     %
                                  2004     net sales       2003      net sales   (Decrease)  Change
----------------------------------------------------------------------------------------------------
Three months ended            $   609,000     28%       $   592,000     39%       $ 17,000     3%
Nine months ended             $ 1,800,000     29%       $ 1,886,000     35%      ($ 86,000)   (5%)


Selling, general and administrative expenses increased by 3% for the three months ended March 31, 2004 compared to the same period a year ago, while decreasing by 5% for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003.

For the three months ended March 31, 2004, selling, general and administrative expenses increased by $17,000 to $609,000 compared to the three months ended March 31, 2003. This $17,000 cost increase was primarily due to increases of:

       o $10,000 in legal fees related to trademark activities and higher fees to review regulatory filings; and
       o  $9,000 in personnel related costs due to employee wage increases.

For the nine months ended March 31, 2004, selling, general and administrative expenses decreased by $86,000 to $1,800,000 compared to the nine months ended March 31, 2003. This $86,000 cost decrease was affected by reductions of:

       o $54,000 in bad debt expense related to improved quality of customer account balances;
       o $40,000 in stock compensation expense related to the vesting of employee stock options and non-recurring common stock warrant expense; and
       o $49,000 in professional service fees related to the non-recurrence of various matters including the prior year's income tax compliance efforts associated with a previously owned foreign subsidiary and consulting services to support our EDI system.

These costs decreases were partially offset by a $62,000 increase in public relations costs associated with a product launch earlier this fiscal year. We do not anticipate any further such public relations expenditures for the remainder of fiscal 2004.

Operating Income

                               March 31,     % of        March 31,    % of        Increase     %
                                 2004      net sales       2003     net sales    (Decrease)  Change
--------------------------------------------------------------------------------------------------
Three months ended            $   551,000     25%       $ 251,000      16%       $ 300,000    119%
Nine months ended             $ 1,549,000     24%       $ 936,000      18%       $ 613,000     65%


For the three months ended March 31, 2004, operating income increased by $300,000, or 119%, compared to the same period last year due to a $328,000 increase in gross profit that was partially offset by a $28,000 increase in operating expenses.

For the nine months ended March 31, 2004, operating income increased by $613,000, or 65%, compared to the nine months ended March 31, 2003 due to a $601,000 increase in gross profit, combined with a $12,000 decrease in operating expenses.

Interest (Income) Expense, Net

                               March 31,    % of        March 31,    % of        Increase      %
                                 2004     net sales       2003     net sales    (Decrease)  Change
--------------------------------------------------------------------------------------------------
Three months ended            ($ 2,000)       0%        $   6,000      0%       ($  8,000)  (133%)
Nine months ended              $ 1,000        0%        $  36,000      1%       ($ 35,000)   (97%)


For the three months ended March 31, 2004, we earned $2,000 in net interest income compared to the $6,000 in net interest expense we incurred during the three months ended March 31, 2003. For the nine months ended March 31, 2004, we incurred net interest expense of $1,000 compared to $36,000 for the similar nine-month period in fiscal 2003. These reductions in net interest expense resulted from the elimination of the prior year's bank debt, combined with the interest income we earned on higher average cash balances we maintained throughout the three and nine month periods ended March 31, 2004, compared to the same periods a year earlier.

Provision (Benefit) for Income Taxes

                               March 31,    % of        March 31,    % of        Increase     %
                                 2004     net sales       2003     net sales    (Decrease)  Change
--------------------------------------------------------------------------------------------------
Three months ended             $ 25,000       1%       ($ 51,000)     (3%)       $  76,000   149%
Nine months ended              $ 70,000       1%       ($ 51,000)     (1%)       $ 121,000   237%


For the three and nine months ended March 31, 2004, our provisions for income taxes increased by $76,000 and $121,000, respectively. These provisions related to the estimated taxable income from various states net of available state operating loss carry-forwards, and no estimated taxable income calculated for federal income tax purposes because of our remaining federal net operating loss carry-forwards ("NOL's"), which were sufficient to offset estimated taxable income for federal income tax purposes for the three and nine months ended March 31, 2004.

The benefit for income taxes realized during the three and nine months ended March 31, 2003 resulted from income tax refunds received during these periods wherein there was no previously recorded deferred income tax asset. Going forward, we expect that our provision for income taxes will continue to increase due to our expectation of fully utilizing any remaining federal and state NOL's that had been previously available to offset taxable income in prior periods.

Net Income

                               March 31,     % of       March 31,    % of        Increase     %
                                 2004      net sales      2003     net sales    (Decrease)  Change
--------------------------------------------------------------------------------------------------
Three months ended            $   528,000     24%       $ 296,000     19%       $ 232,000     78%
Nine months ended             $ 1,478,000     23%       $ 951,000     18%       $ 527,000     55%


As a result of the factors discussed above, our net income for the three and nine months ended March 31, 2004 increased by $232,000 and $527,000, respectively, or 78% and 55%, respectively.

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 1,369,713 for the three months ended March 31, 2004 to 11,369,359 from 9,999,646 for the three months ended March 31, 2003. The weighted average common shares outstanding on a diluted basis increased by 877,228 for the nine months ended March 31, 2004 to 10,876,285 from 9,999,057 for the nine months ended March 31, 2003.

The current periods' increases in the diluted basis calculation of weighted average common shares resulted from including additional common share equivalents, compared to the prior year's periods, due to more common share equivalents being "in the money" or having an exercise price less than the average market price of our common shares during these periods.

Liquidity and Capital Resources


                                                            Nine Months Ended

                                                         March 31,     March 31,
                                                           2004          2003         Change
                                                        ---------------------------------------
Cash and cash equivalents                               $ 1,552,000    $ 362,000    $ 1,190,000
                                                        ===========    =========    ===========

                  Percent of total assets                   36%            18%

                                                        ---------------------------------------
Cash provided by operating activities                   $   605,000    $ 616,000   ($    11,000)
Cash used in investing activities                       (    77,000)  (    8,000)  (     69,000)
Cash used in financing activities                             - 0 -   (  946,000)       946,000
                                                        ---------------------------------------
Net increase (decrease) in cash and cash equivalents    $   528,000   ($ 338,000)   $   866,000
                                                        ===========    =========    ===========


Changes in Cash Flow, Operating Activities:
-------------------------------------------
During the nine months ended March 31, 2004, we generated $605,000 of cash from operating activities compared to $616,000 for the nine months ended March 31, 2003. The $605,000 in cash provided by operating activities for the nine months ended March 31, 2004 resulted primarily from $1,478,000 in net income, which was partially offset by increases in:

       o  accounts receivable due to increased net sales;
       o inventory purchases of higher costing products (multiple disk box titles and jewel case titles including security sensor tags);
       o advanced royalty and licensing payments with software developers and licensors for upcoming titles; and
       o  accelerated vendor payments in exchange for cash discounts.

Accounts receivable
-------------------
During the nine months ended March 31, 2004, our accounts receivable balance increased primarily due to the increase in net sales to our primary software distributors that was driven by additional distribution of our PC software titles at mass-merchant and major retailers, office superstores and warehouse clubs. Although this receivable growth negatively impacted our cash flows during this nine-month period, we do not believe it represents a reduction in the quality of our customer balances, or a change in credit policy. Generally, we have been able to collect our accounts receivable in the ordinary course of business. However, since we do not hold any collateral to secure payment from any of our customers and because most of our customers have the right to return products and receive price markdowns that can be used to reduce their payments to us, the valuation of our accounts receivable is continually reviewed and analyzed in order to help anticipate any liquidity issues that could result from our inability to collect a receivable balance when due.

We continue to have a highly concentrated customer base of a few large software distributors and retailers. In particular as of March 31, 2004, our largest software distributor, Atari, represented 74% of our net accounts receivable, which compared to 77% of our net accounts receivable at June 30, 2003. Additionally, during the nine months ended March 31, 2004, we collected receivable payments from Atari of $4.1 million, which represented 70% of all of our customer receipts during that period. Our ability to ultimately collect the net amount owed by Atari remains critical for us being able to meet our financial obligations and fund normal operations. If at any time Atari would become unable to or unwilling to make its receivable payments to us when due, our ability to continue ongoing operations could be significantly impaired.

Inventory
---------
During the nine months ended March 31, 2004, we experienced an increase in inventory purchases due to: increased distribution of our products at new and existing retail locations; higher costs of certain box titles; and the additional costs of security sensor tags for PC software recently required by mass-merchant retailers. As we attempt to continue increasing our product distribution to new and existing customers, we expect our inventory purchasing costs to continue rising but at a reduced rate due to achieving more favorable pricing with certain key vendors and the reduced distribution of higher costing box titles.

Advanced royalty and licensing payments
---------------------------------------
In order to try to gain a competitive advantage in the retail PC software marketplace, we continually seek to obtain higher quality software content and more recognizable brand licenses. During the nine months ended March 31, 2004, we experienced an increase in advanced royalty and licensing payments that were related to obtaining the software content and certain brand licenses for upcoming titles. We anticipate that this trend will continue, as the competition for quality software content and well-known brand licenses is likely to continue to increase.

Accelerated vendor payments
---------------------------
During the nine months ended March 31, 2004, we accelerated payments to various trade vendors in exchange for receiving cash discounts. We expect to continue leveraging any excess cash by making accelerated vendor payments in exchange for receiving vendor cash discounts.

Changes in Cash Flow, Non-operating activities:
-----------------------------------------------
For the nine months ended March 31, 2004, our primary uses of cash from non-operating activities were $58,000 in purchases of furniture and equipment relating to hardware and software upgrades to our computer network, combined with $19,000 in expenditures relating to trademark activities. For the nine months ended March 31, 2004, we did not have any financing activities. For the remainder of fiscal 2004, we expect the upgrading of our computer network to continue at a reduced rate and we do not anticipate any financing activities other than possibly receiving cash proceeds from stock option exercises.

Credit Facility
---------------
In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this new credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. This credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of May 12, 2004, we were in compliance with each of those covenants. This new credit facility was established to provide working capital for our operations. As of May 12, 2004, we had not utilized any of this credit facility, although we were eligible to draw up to $500,000 under this credit facility, based upon qualified accounts receivable as of that date.

Contractual Obligations and Commitments
---------------------------------------
Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. As of March 31, 2004, we had future operating lease commitments of $215,000 as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Additionally, most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of March 31, 2004, assuming performance by certain third-party software developers under such agreements, we had commitments to pay $165,000 in advance royalty payments to various software developers as reflected in the table below. These commitments are expected to be funded by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments.

                                                Payments Due by Period
                                      ------------------------------------------

                                           Less than      1-3         3-5     More than
Contractual Obligations          Total       1year       years       years     5 years
---------------------------------------------------------------------------------------
Operating leases               $ 215,000   $  61,000   $ 119,000   $ 35,000    $  - 0 -
Advanced royalties               165,000     153,000      12,000      - 0 -       - 0 -
---------------------------------------------------------------------------------------
Total                          $ 380,000   $ 214,000   $ 131,000   $ 35,000    $  - 0 -
                               =========   =========   =========   ========    ========

Liquidity Risk
--------------
From the first quarter of fiscal 2002 until we entered into our new credit facility agreement in September 2003, we did not have access to a credit facility and had been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to achieve and maintain positive cash flow remains essential to our survival as a going concern because our access to our existing credit facility is limited to the lesser of $500,000 or 75% of our qualified accounts receivable. Our ability to achieve and maintain positive cash flow depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of our primary software distributors and retailers, sell-through of our products to consumers, and the costs of developing, producing and marketing such products.

There are significant challenges that we will need to successfully manage in order to be able to fund our operations in the future. These challenges include, but are not limited to maintaining timely receivable payments from our concentrated group of customers and agreeing to and maintaining acceptable payment terms with our vendors. For example, our liquidity would be severely impacted if Atari, and to a lesser extent Take Two Interactive or Jack of All Games, did not make payments to us on a timely basis, or if other business conditions caused them to fail to pay us.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our products to consumers. If any of our software titles do not sell through to consumers at the rate anticipated, then we could be exposed to additional product returns and a lack of customer replenishment orders for these products. If we experienced a negative trend in any of these factors, we may not be able to maintain positive cash flow. Additional outside financing to supplement our cash flows from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of the stockholder dilution it may cause or other costs associated with such financing.

Listing of Our Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol EGAM. We now meet all of the listing standards for the American Stock Exchange except for stockholders equity ($4 million) and the minimum bid share price ($3.00). We anticipate meeting the stockholders equity requirement by the first quarter of fiscal 2005, and we continue to implement business strategies and plans that are designed to achieve financial results that could justify a higher share price for our stock. We plan to apply for listing on the American Stock Exchange, or an equivalent exchange, as soon as practicable after we achieve the standards for listing.

Recent Accounting Pronouncements


In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of operations of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The provisions of this interpretation were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and became effective during the period ended March 31, 2004 for any VIE created on or before January 31, 2003. Based upon our review, we do not believe we have any such entities or arrangements that would require disclosure or consolidation.

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

During our recent history, we have experienced significant volatility in our financial results, making it difficult to evaluate our future financial prospects. Although during fiscal 2003 and 2002, we were able to earn net income of $1,592,000 and $2,181,000, respectively, those results were preceded with our $5,933,000 loss in fiscal 2001. Prior to those periods, our earnings had continued to decline for three years in a row when we earned $1,253,000, $463,000 and $253,000 in fiscal 1998, 1999 and 2000, respectively. We began operations in July 1992, and experienced significant losses from inception through the end of fiscal 1997. Prior to fiscal 1998, we funded our operations mostly through proceeds from our initial public offering of common stock in October 1995 and through the sale of preferred stock in private offerings in November 1996, and January and April 1997, in addition to proceeds from the exercise of various common stock warrants and stock options. We have since funded our business activities from cash generated from operations and bank borrowings. Currently, we have access only to a $500,000 credit facility with Hudson United Bank ("HUB") that is subject to borrowing restrictions based on the value of our accounts receivable.

Our accumulated deficit at June 30, 2003 was $8,176,000. Even though we achieved profitability in fiscal 2002 and 2003, given current economic conditions in the United States in general, and the intensely competitive nature of the retail PC software business, we cannot predict whether we will continue to be profitable in future periods. Our operations today continue to be subject to all of the risks inherent in the operation of a small business, which has suffered liquidity problems in a highly competitive industry dominated by larger and financially stronger competitors. These risks include difficulties obtaining quality content for our products, distributing and marketing our products on terms that are profitable and commercially reasonable to us, competition from other products in the genres and at the price points that we sell our products, and unanticipated costs and expenses associated with product development, distribution, or marketing. Our future success will depend on our ability to be profitable in the development, marketing and distribution of our current and future software products.

We have experienced severe liquidity problems. While we currently have access to a $500,000 credit facility with our current commercial lender, Hudson United Bank ("HUB"), this credit facility is subject to limitations based on the value of our accounts receivable, and therefore working capital may not be available to us when we need it. Our ability to continue operations essentially requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations.

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

Our success depends on continued viable business relationships with key distributors and retailers. Our products are currently sold at some of the largest mass-market retailers in the United States - including Wal-Mart, Best Buy and Target - and the success of our business depends on our continued ability to sell our products at these and other major retail stores. While we currently have distribution relationships with some of the major distributors who sell our products to these retailers, such as Atari and Take-Two Interactive, if these distributors were unwilling to distribute our products or were only willing to distribute our products on terms that were commercially unacceptable to us, our financial condition would be materially harmed. We also may not be able to distribute our products directly to key retailers on terms that we consider commercially acceptable. Our inability to negotiate commercially viable distribution relationships with major software retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

A significant part of our sales come from a limited number of customers. Our business relies on a concentrated group of large software distributors and retailers. The majority of our current sales are to major mass merchant and PC software retailers, and software distributors serving such retailers, and in particular to Atari. Atari is our primary North American distributor servicing the major mass-merchant retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. Our net sales to Atari during the fiscal year ended June 30, 2003 were $4,370,000 and represented 61% of our total net sales. We anticipate that net sales to Atari may represent greater than 70% of our total net sales during fiscal 2004. Accordingly, we expect to continue depending upon a limited number of significant distributors and retailers, and in particular Atari, for the foreseeable future.

Our current retailers and distributors, including Atari, may terminate their relationship with us at any time. If Atari terminated their distribution relationship with us, it may affect our ability to collect the outstanding receivable balance from Atari, which as of March 31, 2004 represented 74% of our total net accounts receivable balance. If we lose our distribution capability through Atari or any of our other large distributors or retailers, this would significantly harm our financial condition and our ability to continue as a going concern.

Our distributors or retailers may not be able to pay us at all or on time if their businesses fail or if they otherwise cannot pay us. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and some of these businesses have failed. If any significant retailer or distributor of our products experienced financial difficulties, became insolvent, or went out of business, this would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. If any of our major distributors or retail customers failed to pay an outstanding receivable, this would significantly harm our business, operating results and financial condition.

Our distributors and retailers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time revenue is recognized for sales to traditional software retail customers and distributors servicing such retailers. These allowances are based on historical product return and price markdown results with these types of customers, product sell-through information and channel inventory reports supplied by these retailers and the distributors that serve them, among other factors. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed these anticipated amounts, particularly for products that have higher price points than our typical $9.99 jewel case products, or are in genres that have not been proven to be successful for us, which would negatively impact our future results of operations.

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. The market for consumer entertainment PC software has been characterized by shifts in consumer preferences and typical product life cycles of no more than six to fifteen months. Consumer preferences for entertainment PC software products are difficult to predict and few products achieve sustained market acceptance. New products we introduce may not achieve any significant degree of market acceptance, or the product life cycles may not be long enough for us to recover advance royalties, development, marketing and other promotional costs. Also, if a product does not sell through to consumers at a rate satisfactory to our retailers or distributors, we could be forced to accept substantial product returns or be required to issue price markdowns to maintain our relationships with these distributors and retailers. We may also lose retail shelf space if our products do not sell through to consumers at satisfactory rates. Failure of new products to achieve or sustain market acceptance would adversely impact our business, operating results and financial condition.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Fluctuations in quarterly operating results will depend upon many factors including:

       o  the seasonality of computer entertainment PC software purchases;
       o the size and rate of growth or contraction of the consumer entertainment PC software market;
       o the demand for our typical affordable and higher-priced PC software products;
       o  product and price competition;
       o  the amount of product returns and price markdowns;
       o the timing of our new product introductions and product enhancements and those of our competitors;
       o  the timing of major distributor or retailer orders;
       o  product shipment delays;
       o  access to distribution channels;
       o  product defects and other quality problems;
       o  product life cycles;
       o  ability to accurately forecast inventory production requirements;
       o  international royalty rates and licensing revenues; and
       o  our ability to develop and market new products and control costs.

Products are usually shipped within days following the receipt of customer orders so we typically operate with little or no backlog. Therefore, net sales in any reporting period are usually dependent on orders booked, shipped and received by our customers during that period.

We are exposed to seasonality in the purchases of our products. The consumer entertainment PC software industry is somewhat seasonal, with sales tending to be higher during the third and fourth calendar quarters (our first and second fiscal quarters). This is due to increased demand for PC software games during the back-to-school and holiday selling seasons primarily because retailers experience greater store traffic during these periods. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss key selling periods - sometimes called retail product "resets" - such as the year-end holiday buying season. Our ability to maintain adequate liquidity to satisfy critical software developers with required advance royalty payments and paying our manufacturing vendors within acceptable timeframes are critical to avoiding any delays in having product available for sale throughout the year, but especially during seasonal peaks in demand. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet these critical selling periods, our net sales and operating results would be adversely affected. Additionally, if our products do not adequately sell-in to our customers' retail locations or sell-through to consumers at these retail locations during the back-to-school or holiday selling seasons, our financial results for the entire fiscal year would be adversely affected.

The consumer entertainment PC software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for a finite amount of shelf space. Retailers have a limited amount of shelf space on which to display consumer entertainment PC software products. There is intense competition among consumer entertainment PC software publishers for shelf space and promotional support from retailers. The competition for shelf space continues to intensify resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. Also, our larger competitors may have more leverage than we do to negotiate more and better-positioned shelf space than we do. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our operating results and financial condition would be negatively impacted.

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

We are moderately vulnerable to periodic technological changes that could make our products obsolete or not to function as expected. Over time, technological advancements in computer operating systems that cause our products to be obsolete or not to function as expected would adversely affect our financial results if product returns exceeded our allowance, and the related inventory was deemed valueless (and exceeded our allowance for inventory obsolescence).

Our common stock has experienced low trading volumes and other risks on the OTC Bulletin Board. In April 2001, our common stock was delisted from the Nasdaq SmallCap Market as a result of our failure to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days. Our stock then began trading on the OTC Bulletin Board under the existing symbol EGAM.

If we do not remain current with our reporting requirements under the Securities Exchange Act of 1934, as amended, we would not be able to maintain the trading of our stock on the OTC Bulletin Board. Even if we are successful in maintaining trading of our stock on the OTC Bulletin Board, many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which can make it difficult to sell our stock. If our stock is not eligible to be traded on the OTC Bulletin Board, our stock will then be traded on the Pink Sheets, which may have even less trading volume potential and more price fluctuations than the OTC Bulletin Board.

Regulation of our product content and features could affect the marketability of our products. Due to the competitive environment in the consumer entertainment software industry, we have and will continue to incorporate features into our products, such as an Internet browser-like interface and on-line consumer registration capabilities, to differentiate our products to retailers, provide value-added features to consumers, and to potentially increase website traffic and create new revenue streams. These features may not enhance the product's value, and in fact such features may detract from a product's value if they are not accepted in the marketplace or if new regulations governing the Internet and related technologies are enacted which impact these features.

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

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


(b)    Reports on Form 8-K

On February 2, 2004, the Company furnished a report on Form 8-K under Item 12 regarding a press release announcing the Company's financial results for the three and six months ended December 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: May 14, 2004                         /s/ Gerald W. Klein
      ------------                         --------------------
                                           Gerald W. Klein, President, Chief
                                           Executive Officer and Director


Date: May 14, 2004                         /s/ Thomas W. Murphy
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


Date: May 14, 2004
------------------

                                          /s/ Gerald W. Klein
                                          ------------------
                                          Gerald W. Klein
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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


Date: May 14, 2004
------------------

                                          /s/ Thomas W. Murphy
                                          --------------------
                                          Thomas W. Murphy
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                                                 Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
May 14, 2004

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

                                                                 Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
May 14, 2004

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.