Form 10KSB
period 2004-06-30
EGAMES INC
filed 2004-09-27
CIK 948703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark one)
    |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2004

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

State issuer's revenues for its most recent fiscal year:  $8,038,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,717,000 as of September 24, 2004.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,108,587 shares of Common Stock, no par value per share, as of September 24, 2004.

Transitional Small Business Disclosure Format (check one): Yes (   )   No ( X )

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III and Part IV of this report. With the exception of those portions, which are expressly incorporated by reference, the proxy statement is not deemed to be filed as a part of this report.

                                  eGames, Inc.
                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 2004

                                      INDEX

                                                                           Page
                                                                           ----
                                     PART I

Item  1.   Business........................................................  3

Item  2.   Properties...................................................... 14

Item  3.   Legal Proceedings............................................... 14
...
Item  4.   Submission of Matters to a Vote of Security Holders ............ 14

                                     PART II

Item  5.   Market for the Registrant's Common Stock and Related
           Stockholder Matters............................................. 15

Item  6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 16

Item  7.   Financial Statements ........................................... 31

Item  8.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ........................................... 48

Item 8A.   Controls and Procedures ........................................ 48

Item 8B.   Other Information .............................................. 48

                                    PART III

Item  9.   Directors and Executive Officers of the Registrant.............. 49

Item 10.   Executive Compensation.......................................... 49

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................. 49

Item 12.   Certain Relationships and Related Transactions ................. 49

                                     PART IV

Item 13.   Exhibits, List and Reports on Form 8-K ......................... 50

Item 14.   Principal Accountant Fees and Services.......................... 51


Signatures................................................................. 52

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements about future events and our future financial performance that involve risks and uncertainties. Actual events and our actual future financial results may differ substantially from the events and results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" beginning on page 9.

Item 1.       Business

GENERAL

eGames, Inc. ("eGames", "our" or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. We have chosen to focus our resources on publishing software games for the PC platform only, and we do not currently plan to publish products for any other game platform, such as game consoles, hand held game devices, mobile phones and personal digital assistants. Our product line enables us to serve consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs or online via the Internet. In North America, our products are distributed primarily on a non-exclusive basis through third-party software distributors that service the mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

Our strategy is to target home PC users who seek feature rich, affordable and easy-to-use consumer entertainment software. All eGames titles are family friendly, easy-to-use, and are typically rated E for Everyone by the Entertainment Software Ratings Board, which means they are non-violent and appropriate for all ages. The majority of our software titles are sold in jewel case packaging that incorporate many of the attractive packaging features found in higher priced box products, yet are retail priced at $9.99. Additionally, we sell a small number of higher priced box titles that are usually retail priced at $19.99, yet include game content, features and attractive packaging comparable to other boxed PC software titles with higher retail pricing.

We promote the eGames(TM) and Home Office Help(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate eGames software products to retailers and consumers. We also publish and market RealAge(R) Games & Skills, a collection of PC software activities and games designed to help build and maintain mental sharpness.

Industry Background

The worldwide consumer entertainment software market is very competitive. We compete with other companies having operations that vary from small companies with limited resources to large companies with much greater resources than we have.

The changing characteristics of the worldwide consumer entertainment software market in recent years has been impacted by many factors, such as: an increasing number of technologically advanced PCs with more powerful operating systems, enhanced graphics and video cards, expanded memory chips, as well as higher capacities and faster speeds for CD and hard drives in the home and office; greater access by consumers to the Internet through high-speed access modes (such as cable modems and DSL connections); increased interest in online game play; the increasing number of game console devices in the home; and the development of increasingly advanced technologies supporting game play (such as hand held game devices, mobile phones and personal digital assistants). As a result of the increased competition in the overall consumer entertainment market that has been driven by this growing array of alternative game-playing technologies, market data suggests that the retail market for PC game software has decreased over the past two years. An indication of this trend are recent plans communicated by Wal-Mart that it intends to decrease the size of its jewel case PC game software department chain-wide, which we expect will decrease the number of our titles that are currently sold in Wal-Mart and has already negatively affected our net sales and operating results for the first quarter of fiscal 2005. We have begun exploring opportunities within the productivity software market, which continues to be a robust category, as well as different PC game genres that have recently performed well. In addition to these strategies, we are launching an online game website, with free online game play, chat rooms and potentially skill-based games and contests, in order to tap into potential revenue streams from the growing online game market. We cannot predict whether these new opportunities and strategies will be effective in increasing net sales and offsetting the decreases in net sales caused by anticipated reductions in the affordable PC game software market.

Additionally, the continued growth in the installed base of technologically advanced yet affordably priced PCs has made PC software games a mass-market commodity. The development of this mass market for consumer entertainment PC software games has contributed to the importance of mass merchant PC software sales as a distribution channel, and has increased the pricing pressure for these types of games and the competition for high quality gaming software content. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. Faced with the challenges of marketing and distribution, many independent software developers for PC games are pursuing relationships with publishing companies with stronger distribution capabilities than ours, including better access to mass market retailers and greater merchandising, marketing and promotional resources than we have. At the same time, retailers with limited shelf space in their stores are faced with the challenge of managing an increasing number of software titles to select from. This factor has increased the competition for maintaining and/or growing our share of the declining amount of retail shelf space allocated to PC software games. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment PC software publishers and distributors, in addition to the diversification of products offered by these companies. The trends toward industry consolidation and increased competition for game content and retailer shelf space are expected to continue for the foreseeable future.

BUSINESS STRATEGY

The goal of our business strategy is to be a leading publisher of high quality, affordably priced PC software games and productivity titles. We continue to work towards executing our business plan that focuses on:

    o   Gaining brand name recognition of our PC game software titles;
    o Developing new top-selling titles within existing brands and previously successful core game genres;
    o   Developing top-selling titles within new brands and software categories;
    o Strengthening existing and developing new distribution and retail relationships; and
    o Expanding our online presence through more attractive and value-adding websites.

The eGames Business Model. The dominant element of our strategy is to bring familiar, fun, family friendly games to PC gamers of all ages and capabilities at affordable prices, while maintaining a lean and focused business organization. Our business model focuses primarily on the under-$20 retail priced segment of the PC game software market because that is where we have an established track record of successful titles.

We Rely On Marketplace Sales Data. We evaluate marketplace sales data to determine which types of products are achieving successful consumer acceptance through strong retail sell-through results of various consumer entertainment software categories. We then focus on developing successful titles that can have sustainable lifecycles and be attractive to a wide range of PC gaming consumers. We seek to obtain the rights to PC gaming content that we anticipate will meet these criteria while complementing our branding strategy.

Deliver Products To Market Quickly To Maximize Sales Opportunities. We believe that the best method of bringing products to market successfully is to identify games that consumers are currently enjoying and will likely continue buying. We then focus on quickly developing or obtaining product content that we believe the consumer will buy when it is combined with our exciting and distinctive packaging designed to drive impulse sales in retail stores. Our product development efforts focus on product design, a user-friendly eGames unique interface, ease-of-use, product quality and consistency. Our internal product development team collaborates with third-party software developers in developing PC software games that we believe consumers will want to play. Although we do not develop our titles internally, we maintain control over the creative and marketing aspects of our products by working closely with an experienced group of third-party software developers in order to minimize product development costs and to increase the potential consumer acceptance of new titles at retail locations.

Develop PC Games That Are Easy To Play. We design PC games so they are easy to install and easy to play, requiring little or no technical experience or subsequent support. We provide very basic product support to consumers who have purchased our products, and based on consumer feedback we may incorporate different or upgraded features within future titles.

Gaining Distribution. Gaining full North American retail distribution is a very important element of our business strategy. Our flexible distribution model enables retailers to buy eGames software titles either directly from us or from a distributor that they prefer to manage their software requirements. Our challenge is to make retailers aware of our PC game offerings and to assure that they have access to our titles in a manner acceptable to them and profitable to both of us. Due to the additional costs associated with servicing certain retailers directly, we attempt to adjust our pricing structure with these retailers to help cover the additional costs associated with direct-to-store product shipments. Our aim is to make eGames software titles easily available to consumers at the retail stores in which they shop most frequently.

Market Brand Names That Deliver Consistent Quality. We focus our marketing resources on developing brands that represent value, quality and consistency to the gaming consumer. We believe that recognizable brands offer a safer choice to the consumer in an otherwise confusing, rapidly changing and often intimidating software marketplace for games. We believe that consumers view successful brand logos as friendly reminders of high quality. Once a consumer becomes highly satisfied with a brand in any given product category, we believe they will typically tend to actively search for that brand versus competing ones. We believe that recognizable brands can help drive consistent product demand by consumers at retail stores, which is our objective.

INTERNET STRATEGY

Our websites, www.egames.com and www.realagegames.com, are comprehensive websites where visitors can: try out great demos; play fun games for free; buy our products (both physical and downloadable versions); register software purchases; access product support; or review investor relations information such as regulatory filings, press releases and corporate governance documents. We seek to maintain leading edge websites that provide value added services and information to new and repeat visitors. Our goal is to continually improve the quality of our websites so that our Internet presentation clearly communicates our commitment to providing fun and easy-to-use games that are affordably priced.

In October 2004, we will be launching a new online games website, www.egamesonline.com, which is intended to complement our existing e-commerce website by channeling additional consumer traffic to our online store and increase the profitability of our Internet sales. This new online games website is designed to be supported by advertising revenues, and will also cross-promote eGames downloadable demonstration software and drive retail sales through the main eGames website. In conjunction with the launch of this new system, we are updating the look of our websites and we will continue to improve their more popular features, including our downloadable demos offerings, in order to drive incremental Internet sales of our products. We will also continue programs previously implemented to expand on-line registration of our retail products in order to increase our database of registered users who are interested in receiving promotional offers about our products.

MARKETING

Our marketing efforts focus on:

        o   Coordinating in-store advertising programs with certain retailers;
        o   Participating in retail trade shows;
        o   Improving our websites, (www.egames.com and www.realagegames.com);
        o   Issuing press releases and establishing media contacts; and
        o   Distributing demonstration software through the Internet or on CDs.

Our marketing department is responsible for designing attractive programs intended to increase retailer demand for our software products through incremental retailer or distributor purchase orders, and to then achieve positive consumer acceptance through satisfactory product sell-through results to consumers. Our marketing personnel create attractive product catalogs, sales brochures, advertisements and related promotional materials. Our marketing personnel and distribution partners work together to coordinate retail and promotional programs so that they are in place when products are initially shipped to retailers. Accordingly, in-store advertising, public relations, and advertisements are designed and implemented in parallel with product availability at retail stores.

SALES AND DISTRIBUTION

North American Sales and Distribution. We primarily sell our products through national software distributors servicing North American mass-merchant and major retailers, including Wal-Mart, Target, Best Buy, Office Max, Circuit City, Sam's Club and BJ's. Additionally, we have direct sales relationships with certain software retailers, including CompUSA. We often utilize electronic data interchange hardware and software systems in order to satisfy our retailers that require us to have direct-to-store distribution and replenishment capability.

During the year ended June 30, 2004, we had one major distributor, Atari, that represented 69% of our net sales compared to the year ended June 30, 2003, when Atari accounted for approximately 61% of our net sales. During fiscal 2004, Wal-Mart accounted for about half of our business through Atari, while Best Buy and Target accounted for most of our remaining sales to Atari. (See "A significant part of our sales come from a limited number of customers, and if we are unable to continue viable business relationships with key distributors and retailers, this could materially harm our business" under our "Factors Affecting Future Performance," on page 10).

International Revenues. Our international distribution efforts are managed through a series of licensing agreements covering various territories outside of North America, with the majority of our international revenues originating from The United Kingdom, Germany, Australia and Brazil. Our international net revenues for the years ended June 30, 2004 and 2003, were $341,000 and $314,000, respectively, and represented 4% of net sales during both fiscal years.

We seek to maximize our worldwide sales and earnings by releasing high quality localized foreign language titles, whenever practicable, and by continuing to expand the number of third-party licensees authorized to replicate and distribute our products. Currently, we license the publishing of localized versions of our products in French, German, Italian, Spanish, Portuguese and Japanese.

Distribution Procedures. Our sales staff calls on retail accounts directly and works with distributors' sales and purchasing personnel in order to maximize sales with specific retailers. Our sales staff works with the retail buyers and their distributors to ensure that an appropriate level of our products are available at each retail store, stocking levels are sufficient, promotions and advertising are coordinated with product availability, and in-store merchandising plans are properly maintained.

The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. Our sales are primarily to software distributors and retailers and are typically made on credit, with terms that vary depending upon the customer and the nature of the product. (See "Our distributors and retailers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations", and "If our major distributors or retailers are not able to or are unwilling to pay us at all or within the normal course of business, this would materially harm our financial condition", under "Factors Affecting Future Performance" on page 11). We establish and maintain allowances for product returns and price markdowns by distributor and retailer at levels we believe are adequate based upon many factors, including: our analysis of historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; outstanding return material and price markdown authorizations; and the extent to which units of new products with higher price points or unproven genres remain in the retail channel. (See Note 1 to Financial Statements, "Summary of Significant Accounting Policies, Revenue Recognition" and Item 6 "Management's Discussion and Analysis of Results of Operations and Financial Condition".)

COMPETITION

The consumer entertainment PC game software industry is intensely competitive and is continuing to consolidate. The market for affordable consumer entertainment PC software games is especially competitive. We believe that the principal competitive factors include content quality, which is a combination of product features such as compelling game play, appealing graphics and sounds, technical compatibility and trouble-free operation, brand name recognition, price, product packaging, merchandising, ease-of-use, reliability, on-line capabilities, and distribution strength.

We compete primarily with other PC game publishers. Our primary competitors are very large companies with much greater financial, marketing, distribution and technical resources than we have. Although there are a variety of consumer PC software game publishers, based on our product lines and retail price points, Microsoft, Electronic Arts, Atari, Activision, Disney, Vivendi, THQ, Cosmi, Take-Two Interactive, and Interplay are our primary competitors. In addition, it is very probable that an increasing number of large software and media companies will intensify their focus on the consumer entertainment software market and, as a result, could directly compete with us. We also face additional competition for the consumer's entertainment purchases from other evolving gaming platforms, such as game consoles, online game websites, hand held game devices, mobile phones and personal digital assistants.

The market for product content from third-party PC software game developers is also extremely competitive. We may not be successful in competing for the best content to be included in our products if our competitors achieve better access to distribution channels, have greater financial resources to pay for third-party software development services or to structure acceptable royalty agreements, or have developed a widely recognized brand more attractive to a potential licensor. (See "We rely entirely on third party independent software developers for our product content, and therefore our success depends on our ability to secure commercially viable licensing agreements with these developers" under "Factors Affecting Future Performance" on page 12).

PRODUCT DEVELOPMENT

We have continued developing a broad line of branded titles in the PC game software category, in addition to recently beginning to build a new line of productivity software that will provide consumers with easy-to-use PC products at exceptional values. We primarily use marketplace sales data, which includes reported industry sales and retail product sell-through results to consumers, to help determine what products and product genres are achieving successful sales results in the consumer PC software game and productivity categories. We evaluate potential product ideas based on this market research in the subject area, the type and demographics of the target consumer, and the existence and characteristics of competitive products. We then attempt to obtain the licensed rights to product content that we expect will meet these criteria while complementing our branding strategy.

Our product development team meets regularly throughout each reporting period to review new product opportunities, discuss new competitive products and recent market data, develop strategies for new products and to review the status and performance of current titles. This product development process, which is managed by the product development team by continually evaluating updated product review data, gives this team valuable visibility into:

    o   Products currently being sold at the major retailers;
    o   Genres being covered by upcoming titles;
    o New product availability for presenting and subsequent delivery to the major retailers during upcoming quarters based on retailer shelf reset dates; and
    o Timing and scope of financial commitments relating to the content within future titles.

Our Manager of Product Development maintains relationships with our third-party software developers to oversee the external development of our products, usually from conception through completion, and controls the scope, design, content and management of ongoing projects. We strive to publish new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and improvements to achieve "better than" characteristics compared to directly competitive products.

Our internal development efforts focus primarily on top-level product design, features, and quality. We supplement our internal product development resources by combining existing technologies and externally developed programming and content. We believe this results in a more efficient method of creating higher quality products. Using this method, we maintain internal control over the creative and market-driven aspects of product development while using external resources to shorten product development time and lower product development costs and risks. As competition for PC gaming and productivity software increases, and as we bring more higher-priced titles to market, the likelihood that we will pay increasingly large advance royalties will continue.

Completed products are tested by our quality assurance personnel before they are released for mass production by our third-party CD replication vendor. Products are typically tested for performance, compatibility with numerous popular PC brands and configurations, typical installation issues, functionality, and ease-of-use. Marketing and development employees, under a manager's supervision, are responsible for reviewing customer feedback, competitive products, product performance, and market positioning in order to help introduce additional titles that reflect current consumer trends while still being consistent with our business strategy.

In addition to the development of our products' content, considerable effort is also spent on seeking ways to continually improve our jewel case and box packaging. Our products are considered consumer "impulse buys". Therefore, our main opportunity to capture the consumer's attention is through attractive packaging that effectively describes the title's best features and key attributes relative to competitors' products. We have continued to enhance our packaging features through use of flap-fronts on our jewel case and box products, affording us additional print space upon which to communicate our products' features to consumers. We have also utilized unique cutouts in the packaging and special embossing and foils, which further help differentiate our products from those of our competitors.

BACKLOG

We typically ship our products within several days after accepting a retailer or distributor purchase order, which is common in the PC software game industry. Consequently, we do not usually generate a backlog of distributor or retailer purchase orders that would be a significant indicator of our future sales or earnings.

PRODUCT SUPPORT

We provide telephone and Internet product support to consumers who purchase our products either at a retailer's store or through the Internet at no additional charge to them. The cost to provide this service is already included in the price we charge to our distributors and retailers. We believe that high-quality, user-friendly product support can provide valuable feedback to our marketing and software development personnel for use in the product development process. Accordingly, the support we provide to consumers is typically simple and low-level in nature and usually occurs (if at all) shortly after consumers purchase our products. These services are rendered by our customer support staff and through the frequently asked questions section of our website, and the costs to provide these services have historically been minimal (about 1% of net sales).

OPERATIONS - INTERNAL

Our accounting, purchasing, inventory control, scheduling, order processing, and development activities are conducted at our only physical location, which is situated in Langhorne, Pennsylvania. Our information management system supports order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, financial reporting, inventory control, and mailing list management. We coordinate with our major suppliers through our comprehensive material planning system, which provides us with timely, accurate inventory information, on a daily basis. This same system also incorporates a synchronized material requirements forecasting module that projects product availability, and has helped to minimize our product delivery lead times.

OPERATIONS - EXTERNAL

Subject to credit terms and product availability, distributor and retailer purchase orders are typically shipped from one of our third-party contractors' facilities shortly after we receive them. Based upon specific instructions from our internal operations department, third-party contractors:

    o   Replicate our PC software game titles onto CDs;
    o   Print our jewel case and box packaging;
    o   Assemble our completed jewel case and box products;
    o Ship our products directly from one of their warehousing facilities to retailers and distributors; and
    o   Process products returned by retailers and distributors.

We have multiple sources for all components of our products, and have not experienced any material delays in production, assembly or delivery.

SEASONALITY

Our business and the PC game industry in general are highly seasonal primarily because there is more store traffic during the period commencing with back-to-school shopping beginning in mid to late August and continuing through the holiday selling season before culminating in January. We typically experience our highest sales and best operating results during our second fiscal quarter, which ends in December, compared to the quarter ending in June when we usually experience our seasonal lows in sales and operating results. Our financial results can also vary based on other factors, such as: the timing of retailer decisions to reset their software department offerings; periodic changes in consumer demand for our type of products; and the success or failure of our existing titles based on the retailers' evaluation of product sell-through results to consumers, which would then impact their decisions on replenishment orders for those titles and their willingness to place additional orders with us for new titles in the future.

EMPLOYEES AND THIRD-PARTY PC SOFTWARE DEVELOPERS

As of June 30, 2004, we had 15 full-time and 2 part-time employees, of which 5 were employed in product development, 3 in sales, marketing and customer support, and 9 in operations, finance and administration. In addition, at any point in time, we regularly utilize approximately 20 third-party PC software developers in connection with our product development activities. Of these third-party PC software developers, we are substantially dependent on less than five of them to develop the PC software titles that have become and continue to be our best-selling products. No employees are represented by labor unions, and we have never experienced a work stoppage.

INTELLECTUAL PROPERTY RIGHTS

We rely primarily on a combination of trademark, copyright, trade secret and other proprietary rights laws, license agreements, third-party nondisclosure agreements and other methods to protect our proprietary rights. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized duplication or infringement of our software. Policing unauthorized use of an easily duplicated and broadly disseminated product such as PC software is very difficult. Software piracy is expected to be a persistent problem for the software industry for the foreseeable future. If a significant amount of unauthorized copying of our products were to occur, our operating results and financial condition would be adversely affected.

We generally sell our published software titles under license agreements with third-party PC software game developers, and in such case we do not acquire the copyrights for the underlying content. These licenses are typically limited to use of the licensed rights in products for specific time periods. While we may have renewal rights for most of our licenses, the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from these third parties on mutually agreeable terms and at satisfactory contractual rates.

PC game developers and publishers are subject to infringement claims, and there has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. When claims or litigation, with or without merit, are brought against us, such claims can and have been costly and result in a diversion of management's attention and our financial resources, which could have a material adverse effect on our business, operating results and financial condition. We can and have incurred substantial expenses in evaluating and defending such claims, regardless of the merit of the claims. In the event that there is a determination that we have infringed on a third party's intellectual property rights, we could incur significant monetary liability and be prevented from using these rights in the future.

FACTORS AFFECTING FUTURE PERFORMANCE

Our business is subject to many risks and uncertainties that could affect our future financial performance. The following discussion highlights some of the more important risks we have identified, but they may not be the only factors that could affect our future performance.

A significant part of our sales come from a limited number of customers, and if we are unable to continue viable business relationships with key distributors and retailers, this could materially harm our business. The majority of our current sales are to major mass-market and PC software retailers in North America, and the distributors serving such retailers, and therefore our business relies on a concentrated group of large software distributors and retailers. Atari is our primary North American distributor servicing the major mass-merchant retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During fiscal 2004, Wal-Mart accounted for about half of our sales to Atari, while Best Buy and Target accounted for most of our remaining business with Atari. Recently, Wal-Mart has indicated that it intends to decrease the size of its jewel case PC game software department chain-wide, which we expect will decrease the number of our titles that are currently sold in Wal-Mart and has already negatively affected our net sales and operating results for the first quarter of fiscal 2005.

Our net sales to Atari during the fiscal year ended June 30, 2004 were $5.5 million and represented 69% of our total net sales. We anticipate that net sales to Atari may represent approximately 70% of our total net sales during fiscal 2005. Accordingly, we expect to continue depending upon a limited number of significant distributors and retailers, and in particular Atari, for the foreseeable future.

We do not have long-term agreements with the primary distributors of our products (Atari, Take Two Interactive and E.B. Carlson), and the terms of our business relationships with these distributors do not require them to purchase our products. If these distributors were to stop distributing our products, our sales would decline substantially and in a brief period of time. In addition, if distributors of our products were only willing to distribute our products on terms that were commercially unacceptable to us, our financial condition would be materially harmed. We also might not be successful in distributing our products directly to key retailers. Even if we were successful in selling our products directly to these retailers, it might be on terms that are not commercially acceptable. Our inability to negotiate commercially viable distribution relationships with major software retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. Our profitability is dependent on our ability to publish successful new PC software titles. Consumer preferences for entertainment PC software products are difficult to predict and few products achieve sustained market acceptance. The market for consumer entertainment PC software is also subject to shifts in consumer preferences and typical product life cycles of no more than six to fifteen months. New products we introduce may not achieve any significant degree of market acceptance, or the product life cycles may not be long enough for us to recover advance royalties, development, marketing and promotional costs. Also, if a product does not sell through to consumers at a rate satisfactory to our retailers or distributors, we could be forced to accept substantial product returns or be required to issue significant price markdowns to maintain our relationships with these distributors and retailers. We may also lose retail shelf space if our products do not sell through to consumers at satisfactory rates to the retailers. Failure of new products to achieve or sustain market acceptance would adversely impact our business, operating results and financial condition.

We may need additional funds, and we may not be able to obtain such funding if we need it. Our capital requirements are currently funded from the cash flow generated from product sales and our $500,000 credit facility with Hudson United Bank. This credit facility is subject to limitations based on the value of our accounts receivable, and therefore working capital may not be available to us when we need it. This credit facility expires on December 1, 2004. Our ability to continue operations essentially requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations in the future.

If we are not able to achieve cash flow from operations at a level sufficient to support our business activities, we may require additional funds. Our current financial condition, small size, and our historical fluctuating financial results could make it difficult for us to obtain additional financing, which makes us more vulnerable to industry downturns and competitive pressures. Additionally, we may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, to access funds from our credit facility when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

If our major distributors or retailers are not able to or are unwilling to pay us at all or within the normal course of business, this would materially harm our financial condition. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and some of these companies have failed. If any significant retailer or distributor of our products experienced financial difficulties, became insolvent, or went out of business, this would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. If any of our major distributors or retail customers failed to pay an outstanding receivable, particularly Atari, which as of June 30, 2004 represented 83% of our total net accounts receivable balance, our business, operating results and financial condition would be significantly harmed.

Our distributors and retailers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time revenue is recognized for sales to traditional software retail customers and distributors servicing such retailers. These allowances are based on historical product return and price markdown results with these types of customers, product sell-through information and channel inventory reports supplied by these retailers and the distributors that serve them, among other factors. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed our allowances for these anticipated amounts, particularly for products that have higher price points than our typical $9.99 jewel case products, or are in genres that have not been proven to be successful for us, which would negatively impact our future results of operations.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Comparative sequential and year-to-year quarterly operating results may provide little meaningful information or guidance because of our relatively small size and the resulting impact on our net sales based on the timing of large purchase orders from our retailers and distributors. Fluctuations in quarterly operating results will depend upon many factors including:

    o   Seasonality of consumer entertainment PC software purchases;
    o   Timing of major distributor and retailer purchase orders;
    o   Amount and timing of product returns and price markdowns; and
    o Timing of our new product introductions, product enhancements and those of our competitors.

Products are usually shipped within days following the receipt of customer orders so we typically operate with little or no backlog. Therefore, net sales in any reporting period are usually dependent on orders booked, shipped and received by our customers during each reporting period.


We are exposed to seasonality in the purchases of our products. The PC game software industry is highly seasonal, with sales tending to be higher during the quarter ending December 31st. This is due to increased demand for PC software games during the back-to-school and holiday selling seasons primarily because retailers experience greater store traffic during these periods. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss out on key selling periods - typically referred to as merchandising "resets" - such as the year-end holiday buying season. Our ability to maintain adequate liquidity to satisfy critical software developers with required advance royalty payments and paying our manufacturing vendors within acceptable timeframes are critical to avoiding any delays in having product available for sale throughout the year, but especially during seasonal peaks in demand. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet these critical selling periods, our net sales and operating results would be adversely affected. Additionally, if our products do not adequately sell-in to our customers' retail locations or sell-through to consumers at these retail locations during the back-to-school or holiday selling seasons, our financial results for the entire fiscal year would be adversely affected.

The consumer entertainment PC software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for a limited amount of shelf space, which has diminished over time. Retailers have a finite amount of shelf space on which to display consumer entertainment PC software products. There is intense competition among consumer entertainment PC software publishers for retail shelf space and promotional support from retailers. The competition for retail shelf space continues to intensify and results in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. Also, our larger competitors may have more leverage than we do to negotiate more and better-positioned shelf space than we do. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our operating results and financial condition would be negatively impacted.

We rely entirely on third party independent software developers for our product content, and therefore our success depends on our ability to secure commercially viable licensing agreements with these developers. Independent software developers develop all of our titles. Our success in introducing quality new PC software titles depends on our ability to maintain relationships and obtain licensing agreements on favorable terms with skilled independent software developers. Increased competition for the licensing rights to quality consumer entertainment PC software content has compelled us to agree to increasingly higher advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors and PC software game developers. If the products subject to these advance and minimum payments do not generate sufficient sales volumes to recover these costs, this would have a negative impact on our financial results. Additionally, if we are not able to obtain quality content on commercially viable terms from independent software developers, this would also adversely affect our business.

Our present or future competitors may develop products that are comparable or superior to ours. Our competitors may offer higher quality products, lower priced products or adapt more quickly than we do to new technologies or evolving customer requirements. Our competitors typically have more financial resources to spend on marketing promotions, sales incentives, licensing recognizable brands, and advertising efforts. Competition has continued to intensify as our industry has consolidated, since we have remained a small software publisher and some of our competitors have grown larger. In order to be successful in the future, we must be able to respond to technological changes, customer requirements and competitors' current products and innovations. We may not be able to compete effectively in this market, which would adversely affect our operating results and financial condition.

Our common stock has experienced low trading volumes and other risks on the OTC Bulletin Board. Our shares of Common Stock are currently traded on the OTC Bulletin Board under the symbol EGAM. Many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which can make it difficult to sell our stock. If our stock is not eligible to be traded on the OTC Bulletin Board, our stock will then be traded on the Pink Sheets, which may have even less trading volume potential and more price fluctuations than the OTC Bulletin Board.

Regulation of our product content and features could affect the marketability of our products. Due to the competitive environment in the consumer entertainment software industry, we have and will continue to incorporate features into our products, such as an Internet browser-like interface and online consumer registration capabilities, to differentiate our products to retailers, provide value-added features to consumers, and to potentially increase website traffic and create new revenue streams. These features may not enhance the product's value, and in fact such features may detract from a product's value if they are not accepted in the marketplace or if new regulations governing the Internet and related technologies are enacted which impact these features.

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

We may incur substantial expenses and be required to use our internal resources to defend infringement claims, and settlements may not be favorable or attainable. We may from time to time be notified that we are infringing on the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third-party software developers may give rise to claims of infringement. In past years, we have incurred significant defense costs and utilized internal resources in defending trademark and copyright claims and lawsuits. Other third parties may initiate infringement actions against us in the future. Any future claims could result in substantial costs to us, and diversion of our limited resources. If we are found to be infringing on the rights of others, we may not be able to obtain licenses on acceptable terms or at all, and significant damages for past infringement may be assessed, or further litigation relating to any such licenses or usage may occur. Our failure to obtain necessary licenses or other rights, or the initiation of litigation arising from any such claims, could materially and adversely affect our operating results.

We are exposed to the risk of product defects. Products we offer can contain errors or defects. The PC hardware environment is characterized by a wide variety of non-standard peripherals, such as sound and graphics cards, and configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite the extensive testing performed by our quality assurance personnel, new products or releases may contain errors discovered after shipments have commenced, resulting in a loss of or delay in market acceptance or product recalls, which would adversely affect our business, operating results and financial condition.

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

We may experience unique risks with our international revenues and distribution efforts. International net revenues, primarily consisting of licensing revenues, represented 4% of our net sales for the fiscal year ended June 30, 2004. We anticipate that in fiscal 2005 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party licensees, the business failure of any one of these licensees, and the resulting inability for us to collect the related outstanding licensing receivable, could have a material adverse effect on our financial condition.

Item 2.       Properties

As of June 30, 2004, we leased 5,000 square feet of office space in Langhorne, Pennsylvania under an operating lease scheduled to expire on September 30, 2007. We believe that our current operating facility will be adequate for our anticipated needs through at least June 30, 2005. Rent expense for our operating facility was $58,000 and $56,000 for the years ended June 30, 2004 and 2003, respectively.

Item 3.       Legal Proceedings

None

Item 4.       Submission of Matters to a Vote of Security Holders

None

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

The following are the range of high and low bid prices for the years ended June 30, 2004 and 2003, as reported by the OTCBB:


                                                High         Low
      Fiscal Year Ended June 30, 2004          ------       ------
      -------------------------------
           First Quarter                       $ 0.75       $ 0.29
           Second Quarter                      $ 0.94       $ 0.59
           Third Quarter                       $ 1.47       $ 1.04
           Fourth Quarter                      $ 1.70       $ 1.29
      Fiscal Year Ended June 30, 2003
      -------------------------------
           First Quarter                       $ 0.39       $ 0.06
           Second Quarter                      $ 0.37       $ 0.16
           Third Quarter                       $ 0.31       $ 0.18
           Fourth Quarter                      $ 0.43       $ 0.20

As of June 30, 2004, we had approximately 158 shareholders of record. We have not paid any dividends on our common stock. We currently intend to retain earnings, if any, for use in funding our business and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information
------------------------------------
The following table summarizes, as of June 30, 2004, outstanding options to acquire shares of the Company's Common Stock that may be issued under the Company's 1995 Amended and Restated Stock Option Plan, as well as options issued to the Company's outside directors, the issuance of which was not approved by the Company's shareholders.

                                                                                         Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                             Number of securities to       Weighted-average               equity compensation
                             be issued upon exercise       exercise price of               plans (excluding
                             of outstanding options,      outstanding options,          securities reflected in
                               warrants and rights        warrants and rights                column (a))
Plan category                          (a)                        (b)                            (c)
--------------------------- -------------------------- ------------------------- ------------------------------------

Equity compensation
plans approved by
security holders                    2,590,000                   $0.79                          207,918

Equity compensation
plans not approved by
security holders                      - 0 -                      n/a                            - 0 -

--------------------------- -------------------------- ------------------------- ------------------------------------
Total                               2,590,000                   $0.79                          207,918
                                    =========                   =====                          =======

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this report, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        - our plans not to publish products for any other game platforms, such as consoles, hand-held game devices, mobile phones and personal digital assistants;
        - our anticipated net sales, accounts receivable and cash receipts related to Atari during fiscal 2005;
        -   our anticipated product returns and price markdowns for fiscal 2005;
        - our plans during fiscal 2005 to increase product distribution at retailers that charge sales incentive and promotional fees, and the corresponding negative impact on our net sales, gross profit and gross profit margin;
        - the extent that our gross profit margin will be negatively impacted by higher royalty rates associated with future titles and pricing pressure;
        - our plans to publish more personal productivity software titles and game software in different genres than we have historically published;
        - our plans to launch a new online game website, which is intended to increase the amount and profitability of our Internet sales and generate advertising revenues;
        - our belief that the significant judgments and estimates we make regarding our revenue recognition and inventory valuation could materially affect the amount of revenue we recognize, the cost of sales we expense and the value of our inventory;
        - our expectation that, if our product distribution expands in existing markets or shifts into new markets, downward pricing pressures may continue to negatively impact our gross profit margin;
        - the possibility that our future products will not achieve as strong sell-through results as some of our top-selling products in fiscal 2004, which could negatively impact our fiscal 2005 financial results and erode our market share;
        - our expectation that our licensing revenues will remains flat or grow moderately during fiscal 2005 and continue representing approximately 5% of net sales;
        - our expectation that Internet sales will continue to represent about 4% of our net sales;
        - our plans to attempt to expand our distribution of select higher price point products during fiscal 2005;
        - our expectation that product development costs will continue to increase at a modest rate during fiscal 2005;
        - our belief that during fiscal 2005, our provision for income taxes will continue to increase;
        - our belief that the increase in our accounts receivable balance and slowing in customer receivable payments during fiscal 2004 does not represent a reduction in the quality of our customer balances or change in credit policy;
        - our expectation that our inventory purchasing costs will continue to rise at a modest rate if our distribution to new and existing customers increases;
        - our anticipation that we will continue to pay more advanced royalty payments and increased royalty rates in the future;
        - our expectation that we will continue leveraging any excess cash by making accelerated vendor payments in exchange for cash discounts;
        - our plans to continue upgrading our computer network during fiscal 2005, but at a decreased rate compared to fiscal 2004;
        - our expectation that we will not have any financing activities during fiscal 2005 except receiving cash proceeds from option exercises;

        - our expectation that we will meet the stockholder's equity requirement of the American Stock Exchange (AMEX) by the first half of fiscal 2005 and our plan to apply for listing to the AMEX or an equivalent exchange as soon as practicable after meeting the listing standards;
        - our belief that we do not have any Variable Interest Entities that would require disclosure or consolidation under FIN No. 46; and
        - our expectation that the adoption of EITF 00-21 did not have any impact on our financial statements.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" beginning on page 9 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

        - the market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;
        - the continued successful business relationship between us and Atari, as our largest customer and our distributor to Wal-Mart, Target, and Best Buy, among others;
        - the amount of shelf space Wal-Mart, Target and Best Buy allocate to affordable, jewel case PC game software;
        - the amount of unsold product that is returned to us by retail stores and distributors;
        -   the amount of price markdowns granted to retailers and distributors;
        - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
        -   the successful sell-through to consumers of our new higher price point products, in all retail channels where they are sold;
        -   the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant and major retailers;
        - our ability to control the manufacturing and distribution costs of our software titles;
        - the success of our distribution strategy, including the ability to continue to increase the distribution of our products into key
            North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
        - the allocation of shelf space (retail facings) for our products in major retail chain stores;
        - the ability of our international product distribution through licensing agreements to earn a royalty and the ability of our licensees to pay us such royalties within agreed upon terms;
        - our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
        - the continued increase in the number of PCs in homes in North America and worldwide;
        - the ability to deliver products in response to customer orders within a commercially acceptable time frame;
        -   downward pricing pressure;
        - fluctuating costs of developing, producing and marketing our products;
        -   our ability to license or develop quality content for our products;
        - the success of our efforts to increase website traffic and product sales over the Internet;
        -   consumers' continued demand for affordable consumer entertainment
            PC software;
        -   increased competition in the affordable software category;

and various other factors, many of which are beyond our control.

Overview
--------
The following overview is a summary of our operating results as well as some identified trends in our business. We believe that an understanding of these trends is important in order to understand our results for fiscal 2004, as well as our future results. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-KSB, including Item 1 "Business", the remainder of "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Factors Affecting Future Performance" under "Business" or the financial statements and the related notes.

About eGames
------------
We publish, market and sell consumer entertainment PC software games to consumers seeking a broad range of high-quality, affordably priced PC games, either on CDs or online at www.egames.com. We focus on publishing software games for the PC platform only, and we do not currently plan to publish products for any other game platform, such as console devices, hand held game devices, mobile phones and personal digital assistants. In North America, our PC games are distributed primarily through third-party software distributors who service the mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

We promote the eGames(TM) and Home Office Help(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate eGames software products to retailers and consumers. We also publish and market RealAge(R) Games & Skills, a collection of PC software activities and games designed to help build and maintain mental sharpness.

Summary of Fiscal 2004 Financial Results:
-----------------------------------------
Net sales increased by $827,000, or 11%, to $8,038,000 for the year ended June 30, 2004, compared to $7,211,000 for the prior fiscal year. Contributing to the $827,000 increase in net sales was a $1,555,000 increase in sales of our products through software distributors to North American mass-merchant and major retailers, warehouse clubs and office superstores. Partially offsetting this increase in net sales was a $397,000 decrease in direct sales to software retailers and a $273,000 decrease in inventory liquidation sales.

Operating income increased 21% to $1,822,000 for the year ended June 30, 2004, compared to $1,507,000 for fiscal 2003. Net income was $1,740,000, or $0.16 per diluted share, for the year ended June 30, 2004, compared to $1,592,000, or $0.16 per diluted share, for the prior year. The growth in earnings resulted primarily from increased net sales, which was partially offset by a slight decrease in our gross profit margin and a moderate increase in operating expenses.

Cash provided by operating activities for fiscal 2004 was $805,000 compared to $1,278,000 for fiscal 2003. This decrease resulted from: an increase in net accounts receivable due to business growth and a slowing in customer payments; an increase in net inventory due to higher product costs; higher advanced royalties paid to software developers for new product content; and a decrease in accounts payable resulting from leveraging our excess cash resources to achieve cash discounts from our key vendors.

Primary Trends in our Business:
-------------------------------
Dependence on One Large Software Distributor - Atari. We continue to have a highly concentrated customer base of a few large software distributors and retailers. Atari is our primary software distributor serving the mass-merchant and major retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During fiscal 2004, Wal-Mart accounted for about half of our business with Atari, while Best Buy and Target accounted for most of our remaining sales to Atari. During fiscal 2004, we recognized net sales to Atari of $5.5 million, which represented 69% of our total net sales, and as of June 30, 2004, Atari represented 83% of our total net accounts receivable. Additionally, during fiscal 2004, cash receipts from Atari amounted to $5.1 million, which represented 68% of our total customer cash receipts collected during that fiscal year.

We anticipate that net sales to Atari may represent approximately 70% of our total net sales during fiscal 2005 and that throughout fiscal 2005 the majority of our accounts receivable and related cash receipts will continue to be attributable to Atari. Our financial condition and ability to continue as a going concern would be significantly affected in the event that we would lose our distribution capability through Atari, if the amount of net sales to Atari were to substantially decrease, or if they would not be able or willing to make timely receivable payments in the normal course of business.

The PC Game Software Market is Shrinking. As the competition for overall consumer entertainment has increased, and with the proliferation of game-playing alternatives, from game consoles and cell phones to online and downloadable games, the market for PC game software sales at retail has been steadily decreasing during the past two years. Even though eGames has experienced year-over-year increases in sales into the PC game retail channels and increased product sell-through to consumers, we are aware of the fact that the PC game market, and in particular the affordable jewel case PC game market, is not growing and is in fact decreasing in size. An indication of this trend are recent plans communicated by Wal-Mart that it intends to decrease the size of its jewel case PC game software department chain-wide, which we expect will decrease the number of our titles that are currently sold in Wal-Mart and has already negatively affected our net sales and operating results for the first quarter of fiscal 2005. We have begun exploring opportunities within the productivity software market, which continues to be a robust category, as well as different PC game genres that have recently performed well. In addition to these strategies, we are launching an online game website, with free online game play, chat rooms and potentially skill-based games and contests, in order to tap into potential revenue streams from the growing online game market. We cannot predict whether these new opportunities and strategies will be effective in increasing net sales and offsetting the decreases in net sales caused by anticipated reductions in the affordable PC game software market.

Product Returns and Price Markdowns. During the year ended June 30, 2004, our provision for product returns and price markdowns for customers that have traditionally sold PC software increased to 18% of related gross sales, compared to 13% of related gross sales for the prior fiscal year. Based on our product packaging and pricing strategies, we anticipate our provision for product returns and price markdowns could range from 16% to 18% of related gross sales for fiscal 2005.

Sales Incentives and Promotional Costs. During fiscal 2004, these types of fees (recognized as reductions to gross sales) continued to increase, and resulted from our increased product sales to retailers and distributors who require these fees in order to maintain retail shelf space. During fiscal 2005, we plan to increase our product distribution at these retailers and through these distributors that charge such fees, and so we expect these types of costs to continue having a negative impact on our net sales, gross profit and gross profit margin.

Gross Profit Margin. For fiscal 2004, our gross profit margin declined by 1% to 59% due primarily to small increases in both product costs and the provision for inventory obsolescence, in addition to the unfavorable impact from an increase in sales incentives and promotional costs discussed above. During fiscal 2005, we also expect our gross profit margin to be negatively impacted by higher royalty rates associated with future titles, combined with continued pricing pressures from our distributors and retailers. In addition, during fiscal 2005, our gross profit margin may range from 58% to 61%, based on how successful we are in offsetting these negative margin impacts with product cost reductions and selective releases of higher priced titles.

Critical Accounting Policies and Estimates
------------------------------------------
Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our revenue recognition and inventory valuation accounting policies require us to make significant judgments and estimates that could materially affect the amount of revenue we recognize, the cost of sales we expense, and the value of our inventory. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates for product returns, price markdowns, customer bad debts, inventory obsolescence, income taxes, contingencies and litigation risks. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition (Net Sales, Product Returns and Price Markdowns)

We distribute the majority of our products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers, all of which have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, we record a provision for product returns and price markdowns as a reduction of gross sales at the time the title of our product passes to these distributors or retailers.

Our provision for anticipated product returns and price markdowns is based upon many factors, including: our analysis of historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; outstanding return material and price markdown authorizations; and the extent to which units of new products with higher price points or unproven genres remain in the retail channel. The adequacy of our allowance for product returns and price markdowns is continually reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable balance.

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

Inventory Valuation

Our accounting policy for inventory valuation requires management to make estimates and assumptions about the recoverability of the carrying value of inventory that affect the reported value of inventory at the end of any reporting period and cost of sales during any reporting period. Our inventory could be valued differently at the close of any reporting period and the amount recorded as cost of sales during any reporting period could differ, if management's judgments or estimates of provisions for the potential impairment of inventory value are insufficient or excessive when compared to actual results. These differences, if material, would significantly affect our operating results and financial condition.

We are exposed to inventory obsolescence because of our products' relatively short life cycles, which average six to fifteen months. If our products do not sell-through to consumers during their life cycles, or if we, or our competitors, introduce new products with capabilities or technologies that can replace or shorten the life cycles of our existing products, then we may need to write-down the value of such inventory below its previous carrying value. Additionally, from time to time, we have been subject to litigation or threatened litigation involving product content, which has caused certain products to no longer be saleable. License agreements with third-party software developers for product content may also expire before such inventory has been sold. Although we attempt to accurately match production requirements of our products to forecasted consumer demand, we may from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product. When this occurs, we attempt to liquidate these excess quantities of remaining inventory, frequently at closeout prices below their original manufactured costs. If we cannot liquidate such inventory, or if we are unable to sell any remaining units due to legal or other reasons, we would then write down the remaining inventory value to zero. The adequacy of our allowance for inventory obsolescence is reviewed throughout each reporting period, and any adjustments are reflected in the current period's inventory obsolescence provision.

Results of Operations
---------------------

The following discussion should be read together with our Financial Statements and Notes beginning on page 31.

Year Ended June 30, 2004 Compared to the Year Ended June 30, 2003

Net Sales
---------
Net sales increased by $827,000, or 11%, to $8,038,000 for the year ended June 30, 2004, compared to $7,211,000 for the prior fiscal year. Contributing to the $827,000 increase in net sales was a $1,555,000 increase in sales of eGames software titles to software distributors who serve North American mass-merchant and major retailers, warehouse clubs and office superstores. Partially offsetting this increase in net sales was a $397,000 decrease in direct sales to software retailers and a $273,000 decrease in inventory liquidation sales.

The following table represents our net sales by distribution channel for the years ended June 30, 2004 and 2003:

                            Net Sales by Distribution Channel
                            ---------------------------------
                                       Years ended
                                         June 30,
                         ----------------------------------------
                                                                     Increase      %
Distribution Channel         2004        %        2003        %     (Decrease)   Change
------------------------ -------------------- -------------------  ----------------------
Software Distributors    $ 6,522,000    81%   $ 4,967,000    69%   $ 1,555,000      31%
Software Retailers           660,000     8%     1,057,000    15%      (397,000)    (38%)
Licensing                    425,000     5%       429,000     6%        (4,000)     (1%)
Internet                     246,000     3%       199,000     3%        47,000      24%
Inventory Liquidators        166,000     2%       439,000     6%      (273,000)    (62%)
Other                         19,000     1%       120,000     1%      (101,000)    (84%)
------------------------ -------------------- -------------------  ----------------------
Total Net Sales          $ 8,038,000   100%   $ 7,211,000   100%   $   827,000      11%
                         ===========   ====   ===========   ====   ===========      ===

Net sales for the year ended June 30, 2004 increased by 11%, compared to the year ended June 30, 2003. The overall increase in net sales was primarily driven by increased distribution of our products to many of the larger North American mass-merchant and major retailers (such as Wal-Mart, Target and Best Buy) through our largest software distributor, Atari. In addition, net sales benefited from new distribution of our products to major office superstores and warehouse clubs, such as Office Max, Staples, Circuit City, Sam's Club and BJ's, primarily through other software distributors, such as Take Two Interactive ("Take Two") and E.B. Carlson.

As we have expanded our product distribution into more retail channels, our net sales have been negatively impacted by downward pricing pressures from the increasingly competitive retail environment. Although some of this increased product distribution has negatively affected our gross profit margin, as a percentage of net sales, it has contributed favorably to the overall growth in our overall gross profit and operating income. We anticipate that if our product distribution expands further into new and existing retail markets, downward pricing pressures may continue to negatively impact our gross profit margin.

During fiscal 2004, distribution of our products increased to many retailers that have historically been successful in merchandising consumer entertainment PC software as a result of our products' strong sell through rates to consumers at these retailers' stores. An example of consumers' acceptance of our products at retail has been the strong performance noted in weekly NPD Techworld ("NPD") rankings based on units sold at retail during fiscal 2004. For example, based on reports by NPD, eGames' Drop! and 251 Games Collectors Edition both ranked within the Top Ten PC games sold at retail for several weeks during fiscal 2004. In addition, we consistently had several titles ranked within the Top Fifty PC games sold at retail throughout fiscal 2004. In future periods, if our products do not achieve similarly strong sell-through results, we may not achieve comparable financial results for those periods. This could cause our stock price to drop and could also leave room for competitors to take retail shelf space that we could otherwise have retained and erode our market share and revenue potential.

Retailers that have historically been successful in merchandising PC game software typically designate the distributor that they want to use for the distribution of our products to their stores, and in certain instances retailers have decided that we should distribute our software products directly to them. Distribution to these retailers is a competitive business within itself and typically there are several distributors who distribute PC software products to these leading national retail chains. Our goal is to increase the distribution of our products offered at retail locations, by whatever means - third party distribution or direct shipments to retailers - that will provide us with sufficient profitability and cash flows, as well as continued access to these retail markets.

Software Distributors

For the year ended June 30, 2004, net sales to software distributors amounted to $6,522,000 and represented an increase of $1,555,000 or 31% compared to the year ended June 30, 2003. For the year ended June 30, 2004, net sales to software distributors increased to 81% of net sales, compared to 69% of net sales for the year ended June 30, 2003.

For the year ended June 30, 2004, the $1,555,000 increase in net sales to software distributors was predominantly driven by a $1,138,000 increase in net sales to Atari, a $301,000 increase in net sales to Take Two, and a $201,000 increase in net sales to EB Carlson. Strong consumer sell-through results for our products during fiscal 2004 and increased product distribution to more retail locations were the primary reasons for the overall net sales increases through this distribution channel.

Dependence on One Large Software Distributor - Atari

Atari is our primary software distributor serving the mass-merchants and major retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During the year ended June 30, 2004, Atari accounted for $5,508,000, or 69%, of our net sales, compared to the year ended June 30, 2003 when Atari accounted for $4,370,000, or 61%, of our net sales.

During fiscal 2004, we continued to expand our product distribution through Atari to the major North American mass-merchant retailers by increasing the number of our titles carried by these retailers and the number of stores within these retailers' store chains that offer our titles to consumers. Our financial condition and ability to continue as a going concern would be significantly affected in the event that we would lose our distribution capability through Atari, if the amount of net sales to Atari were to substantially decrease, or if they would not be able or willing to make timely receivable payments in the normal course of business. The distribution of PC software to these retailers is a competitive business within itself, and there are several alternative distributors that could potentially distribute our products to these retailers if, for example, Atari chose to discontinue distributing our titles, Atari was not able or willing to make timely receivable payments in the normal course of business or if any of these retailers decided to discontinue their relationship with Atari. We can provide no assurance, however, that we would be able to secure agreements with such alternative distributors on commercially reasonable terms or at all, or if these distributors would be acceptable to these retailers.

Software Retailers

For the year ended June 30, 2004, net sales made directly to software retailers were $660,000, and represented a $397,000 decrease compared to fiscal 2003. For the year ended June 30, 2004, net sales directly to software retailers decreased to 8% of net sales, compared to 15% of net sales for the year ended June 30, 2003.

The $397,000 decrease in net sales directly to software retailers for the year ended June 30, 2004 resulted from our decision to stop directly distributing PC software titles to certain retailers, such as Office Depot, and transitioning certain direct sales relationships to one of our software distributors under terms more acceptable to us. In addition, during fiscal 2004 we decreased the number of our PC software titles offered at various retailers, such as CompUSA, EB Games and GameStop, to a smaller number of more productive titles that were more representative of the consumer demand for our titles at these retailers' stores. As a result of these changes, during the year ended June 30, 2004, we recognized the following net sales decreases compared to the year ended June 30, 2003: Office Depot - $124,000; EB Games - $124,000; CompUSA - $88,000; and
GameStop - $55,000.

Licensing

During fiscal 2004, licensing revenues were generated primarily from sales made by our international software distributors under a series of licensing agreements covering various territories outside of North America, with the majority of our licensing revenues originating from Germany, The United Kingdom, Australia and Brazil. For the year ended June 30, 2004, licensing revenues amounted to $425,000 and represented 5% of net sales, compared to the year ended June 30, 2003, when licensing revenues totaled $429,000 and amounted to 6% of net sales.

The $4,000 decrease in licensing revenues for the year ended June 30, 2004 was caused primarily by a decrease in licensing revenues generated in the United States, that was partially offset by an increase in licensing revenues earned in Australia. Due to the potential for continued weakness in consumer demand for PC software games and downward pricing pressures within international markets for PC software games, we anticipate licensing revenues to either remain flat or grow moderately during fiscal 2005 and continue representing approximately 5% of net sales.

Internet

Internet sales were $246,000 and $199,000 for the years ended June 30, 2004 and 2003, respectively, and represented 3% of net sales during both fiscal years. The $47,000 increase in Internet sales during fiscal 2004 represented a 24% rise from the prior fiscal year, and was generated from our decision during fiscal 2003 to manage our Internet sales internally in order to more effectively respond to the various growth opportunities for this part of our business. During fiscal 2005, we anticipate that Internet sales will continue to represent about 4% of our net sales.

In October 2004, we will be launching a new online games website, www.egamesonline.com, which is intended to complement our existing e-commerce website and increase the profitability of our overall Internet sales, through additional advertising revenues, and downloadable demos that we anticipate will generate incremental sales on the main eGames website by cross-promoting the full game versions of those eGames titles.

Inventory Liquidators

For the years ended June 30, 2004 and 2003, net sales to inventory liquidators were $166,000 and $439,000, respectively, and represented 2% and 6%, respectively, of net sales during these fiscal years.

Net sales to inventory liquidators consist of sales of residual inventory titles that have been discontinued at retail because these titles have reached the end of their product lifecycles. As retailers routinely change the mix of software titles displayed on their store shelves - usually on a quarterly basis - we expect to receive additional quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any remaining quantities of these titles still in our warehouse. Inventory liquidation sales are usually made at discount prices, below a product's previous wholesale price point, and are usually sold to these inventory liquidators with no right of product return or price markdown.

Other Sales

For the years ended June 30, 2004 and 2003, other sales amounted to $19,000 and $120,000, respectively, or 1% of net sales for both fiscal years. This 84% decrease in other sales resulted from our decision to stop distributing software titles to retailers that have not traditionally sold PC software successfully (such as food and drug retailers).

Product Returns and Price Markdowns

During the years ended June 30, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $1,727,000 and $1,016,000, respectively, or 18% and 13%, respectively, of related gross sales.

This $711,000 increase in the provisions for product returns and price markdowns resulted primarily from the negative impact of underperforming promotional box titles (at the higher $19.99 retail price point) that were distributed during the fiscal 2004 holiday selling season, combined with a proportionate increase in these provisions that resulted from the $1.9 million rise in gross sales experienced in fiscal 2004 compared to the prior fiscal year. Higher priced titles represent a greater risk of price markdown or product return exposure if they do not sell through to consumers at rates acceptable to retailers.

Based upon historical results and current trends in our product sell-through rates to consumers, combined with continued inventory controls being maintained by retailers and distributors, we anticipate that our overall fiscal 2005 provisions for product returns and price markdowns could range from 16% to 18% of related gross sales. Among other things, a factor that we will continue to closely evaluate in determining our provisions for anticipated product returns and price markdowns will be the consumer sell-through results of any higher price point products distributed in the future. We expect to continue attempting to expand our distribution of select higher price point products during fiscal 2005, but at a cautious rate. The sale of such products, with a targeted retail price point of $19.99, continues to represent a departure from our typical more affordable product offering to the casual gamer that has historically been retail priced at about $9.99. Accordingly, these higher priced titles will continue to represent a greater risk of higher provisions for product returns or price markdowns if they do not sell through to consumers at rates satisfactory to retailers.

Sales Incentives and Promotional Costs

We incur sales incentives and promotional costs from distributors and retailers, such as rebates and slotting fees, and recognize them as reductions to gross sales. During the years ended June 30, 2004 and 2003, our sales incentives and promotional costs were $518,000 and $200,000, respectively, or 5% and 2%, respectively, of gross sales.

These fees continued to increase during fiscal 2004 compared to fiscal 2003 because of increased sales of our software titles to retailers and distributors who make these fees a requirement for gaining and then maintaining retail shelf space. These fees are recognized as price reductions to gross sales. Because we currently plan to increase our distribution at the retailers and through the distributors that charge such fees, we expect these types of costs to continue having a negative affect on our net sales, gross profit and gross profit margin.

Cost of Sales
-------------
Cost of sales consists of actual product costs, royalty costs incurred with third-party software developers related to licensing product content, freight costs, inventory obsolescence provisions and other costs.

The following table represents our cost of sales for the years ended June 30, 2004 and 2003:

  June 30,      % of            June 30,      % of           Increase     %
    2004      net sales           2003      net sales       (Decrease)  Change
-------------------------------------------------------------------------------
$ 3,312,000      41%          $ 2,904,000      40%          $ 408,000     14%

For the year ended June 30, 2004, cost of sales, as a percentage of net sales, increased to 41% from 40% for the year ended June 30, 2003, and was primarily due to 1% increases in both product costs and the provision for inventory obsolescence, that were partially offset by a 1% decrease in other costs of sales. Additionally, all categories of cost of sales, as a percentage of net sales, have been unfavorably impacted by the increase in sales incentives and promotional costs (reflected as selling price adjustments) charged by retailers and distributors in order to maintain retail distribution for our titles.

The 1% increase in product costs, as a percentage of net sales, was caused by:

    o Increased sales of lower margin box titles containing the additional costs of multiple CDs; and
    o Additional costs associated with the current year's requirement of certain retailers to have security sensor tags included in software packages.

These product cost increases were partially offset by a decrease in product costs from the fiscal 2004 decline in lower margin inventory liquidation sales.

The 1% increase in the provision for inventory obsolescence was mainly due to a rise in end-of-lifecycle products being revalued below their previous carrying costs because of declining market values for those titles, combined with a rise in un-saleable product returns coming back from our software distributors and being scrapped.

During fiscal 2005, we expect our gross profit margin to be negatively impacted by higher royalty rates associated with most of our future titles, combined with continued pricing pressures from our distributors and retailers as we attempt to maintain or increase our share of retail shelf space. We hope to offset these factors negatively impacting our gross profit margin by continuing to search for product cost reductions and selectively attempting to release higher priced titles.

Operating Expenses
------------------
Product Development expenses consist of personnel costs related to product management, quality assurance testing and packaging design, along with outside services for product ratings and website design.

The following table represents our product development expenses for the years ended June 30, 2004 and 2003:

  June 30,     % of             June 30,    % of            Increase     %
    2004     net sales            2003    net sales        (Decrease)  Change
------------------------------------------------------------------------------
 $ 510,000      6%             $ 440,000     6%             $ 70,000    16%

For the year ended June 30, 2004, product development expenses increased by $70,000, or 16%, to $510,000, compared to the year ended June 30, 2003. This expense increase was driven by higher personnel-related costs traceable to annual compensation increases for existing employees, along with increased costs incurred to upgrade our website's functionality and higher fees to obtain industry ratings for our software titles. During fiscal 2005, we expect these types of costs to continue increasing but at a modest rate due to anticipated salary increases and higher industry rating fees.

Selling, General and Administrative expenses consist of personnel related costs, insurance costs, stock compensation expense, professional service fees for legal, accounting and public relations, along with occupancy costs including rent, utilities and phones.

The following table represents our selling, general and administrative expenses for the years ended June 30, 2004 and 2003:

  June 30,     % of             June 30,    % of            Increase      %
    2004     net sales            2003    net sales        (Decrease)   Change
-------------------------------------------------------------------------------
$ 2,394,000     30%           $ 2,360,000    33%            $ 34,000      1%

For year ended June 30, 2004, selling, general and administrative expenses increased by $34,000, or 1%, to $2,394,000 compared to the year ended June 30, 2003. This $34,000 expense increase was caused by increases of:

    o $62,000 in public relations costs associated with our new title RealAge Games & Skills;
    o $35,000 in bad debt expense due to our prior year's recovery of a previously written off receivable; and
    o $23,000 in higher personnel-related costs traceable to annual compensation increases for existing employees.

These expense increases were partially offset by decreases of:

    o $35,000 in stock compensation expense due to the vesting of employee stock options and non-recurring common stock warrant expense;
    o $33,000 in professional service fees related to the non-recurrence of various matters including the prior year's income tax compliance efforts associated with a previously owned foreign subsidiary and consulting services to support our EDI system; and
    o   $19,000 in depreciation expense related to expiring assets.

Operating Income
----------------
The following table represents our operating income for the years ended June 30, 2004 and 2003:

  June 30,     % of             June 30,     % of           Increase     %
    2004     net sales            2003     net sales       (Decrease)  Change
------------------------------------------------------------------------------
$ 1,822,000     23%           $ 1,507,000     21%          $ 315,000     21%

For the year ended June 30, 2004, operating income increased by $315,000, or 21%, compared to the year ended June 30, 2003 due to a $419,000 increase in gross profit, which was partially offset by a $104,000 increase in operating expenses.

Interest Expense, net
---------------------
The following table represents our net interest expense for the years ended June 30, 2004 and 2003:

  June 30,    % of             June 30,    % of             Increase     %
    2004    net sales            2003    net sales         (Decrease)  Change
------------------------------------------------------------------------------
    n/m        n/m            $ 36,000       1%            ($ 36,000)  (100%)

For the year ended June 30, 2004, we incurred no net interest expense compared to $36,000 for fiscal 2003. The reduction in net interest expense resulted from the elimination of the prior year's bank debt, combined with the interest income we earned on higher average cash balances we maintained throughout the year ended June 30, 2004, compared to the prior fiscal year.

Provision (Benefit) for Income Taxes
------------------------------------
The following table represents our income tax provision for the year ended June 30, 2004 and our income tax benefit for the year ended June 30, 2003:

  June 30,    % of             June 30,    % of             Increase     %
    2004    net sales            2003    net sales         (Decrease)  Change
------------------------------------------------------------------------------
 $ 83,000      1%            ($ 121,000)    (2%)           $ 204,000    169%


For the year ended June 30, 2004, our provision for income taxes increased by $204,000 compared to the prior year. This provision related to the estimated taxable income from various states net of available state operating loss carry-forwards. There was no estimated taxable income calculated for federal income tax purposes because of our remaining federal net operating loss carry-forwards ("NOL's"), which were sufficient to offset estimated taxable income for federal income tax purposes for the year ended June 30, 2004.

The benefit for income taxes realized during the year ended June 30, 2003 resulted from income tax refunds received during this period, when there was no previously recorded deferred income tax asset. During fiscal 2005, we expect that our provision for income taxes will continue to increase because we exhausted our state NOL's during fiscal 2004.

Net Income
----------
The following table represents our net income for the years ended June 30, 2004 and 2003:

   June 30,     % of            June 30,    % of            Increase     %
     2004    net sales            2003    net sales        (Decrease)  Change
------------------------------------------------------------------------------
 $ 1,740,000    22%           $ 1,592,000    22%           $ 148,000     9%

Weighted Average Common Shares
------------------------------
The weighted average common shares outstanding on a diluted basis increased by 1,065,643 for the year ended June 30, 2004 to 11,065,491 from 9,999,848 for the year ended June 30, 2003. The current year's increase in the diluted basis calculation of weighted average common shares resulted from including additional common share equivalents, compared to the prior year, due to more common share equivalents being "in the money" or having an exercise price less than the average market price of our common shares during fiscal 2004.

Liquidity and Capital Resources
-------------------------------

                                                         Years Ended
                                                 --------------------------

                                                   June 30,       June 30,
                                                     2004           2003         Change
                                                 ----------------------------------------
Cash and cash equivalents                        $ 1,742,000    $ 1,024,000     $ 718,000
                                                 ===========    ===========     =========

                  Percent of total assets            38%           35%

                                                 ----------------------------------------
Cash provided by operating activities            $   805,000    $ 1,278,000    ($ 473,000)
Cash used in investing activities                   (104,000)        (8,000)      (96,000)
Cash provided by (used in) financing activities       17,000       (946,000)      963,000
                                                 ----------------------------------------
Net increase in cash and cash equivalents        $   718,000    $   324,000     $ 394,000
                                                 ===========    ===========     =========

Changes in Cash Flow, Operating Activities:
-------------------------------------------
During the year ended June 30, 2004, we generated $805,000 of cash from operating activities compared to $1,278,000 for the year ended June 30, 2003. The $805,000 in cash provided by operating activities for the year ended June 30, 2004 resulted primarily from $1,740,000 in net income, which was partially offset by increases in:

    o Net accounts receivable due to the combination of increased net sales and a slowing in customer payments;
    o Net inventory due to our increased purchases and retailer returns of higher costing products (box titles containing multiple CDs and jewel case titles including security sensor tags);
    o Advanced royalty and licensing payments with software developers and licensors for new products; and
    o   Accelerated vendor payments in exchange for obtaining cash discounts.

Accounts Receivable, net

During the year ended June 30, 2004, our net accounts receivable increased by $385,000, which resulted primarily from a $750,000 increase in our gross accounts receivable. The increase in our gross accounts receivable, which was partially offset by a $365,000 increase in our allowances for product returns, price markdowns and bad debts, was due to the combination of increased net sales to our larger software distributors, along with a slowing in customer receivable payments. Although this receivable growth negatively impacted our cash flows during fiscal 2004, we do not believe it represents a reduction in the quality of our customer balances, or a change in credit policy. Generally, we have been able to collect our net accounts receivable in the ordinary course of business, but have from time to time experienced periods of slowness in customer payments. Accordingly, we routinely monitor our receivable balances and maintain an active communication with our customers in order to expedite their payments of past due amounts or to process authorized credits for product returns and price markdowns. Since we do not hold any collateral to secure payment from any of our customers and because most of our customers have the right to return products and receive price markdowns that can be used to reduce their payments to us, the valuation of our accounts receivable is continually reviewed and analyzed in order to help anticipate any liquidity issues that could result from our inability to collect a receivable balance in the normal course of business.

We continue to have a highly concentrated customer base of a few large software distributors and retailers. In particular, as of June 30, 2004, our largest software distributor, Atari, represented 83% of our net accounts receivable, which compared to June 30, 2003 when Atari represented 77% of our net accounts receivable. Additionally, during the years ended June 30, 2004 and 2003, we collected receivable payments of $5.1 million and $4.0 million, respectively, from Atari, which represented 68% and 59%, respectively, of our total customer receipts during those fiscal years. Our ability to ultimately collect the net receivable amount owed from Atari remains critical for us being able to meet our financial obligations and to fund normal operations. If at any time Atari would become unable or unwilling to make its receivable payments to us in a timely manner, our ability to continue ongoing operations would be significantly impaired.

Inventory, net

During the fiscal year ended June 30, 2004, we experienced a $315,000 increase in net inventory, which resulted from a $374,000 increase in our gross inventory that was partially offset by a $59,000 increase in the allowance for inventory obsolescence. The increase in our gross inventory was due to: increased distribution of our products at new and existing retail locations; higher costs of certain box titles containing multiple CDs; and the additional costs of security sensor tags required by mass-merchant retailers for PC software products during fiscal 2004. As we attempt to continue increasing our product distribution to new and existing customers, we expect our inventory purchasing costs to continue rising at a modest rate.

Advanced Royalty and Licensing Payments

In order to gain a competitive advantage in the retail PC software marketplace, we continually seek higher quality software content and more recognizable brand licenses. During the year ended June 30, 2004, we experienced an increase in advanced royalty and licensing payments that were related to obtaining the software content and brand licenses for new titles. We anticipate that this trend will continue, as the competition for quality software content and well-known brand licenses is likely to continue increasing.

Accelerated Vendor Payments

During the last six months of fiscal 2004, we accelerated our payments to various trade vendors in exchange for receiving cash discounts, which resulted in a $38,000 improvement to our gross profit. During fiscal 2005, we expect to continue leveraging any excess cash by making accelerated vendor payments in exchange for receiving additional cash discounts.

Changes in Cash Flow, Non-Operating Activities:
-----------------------------------------------
For the year ended June 30, 2004, we had net cash uses from investing activities of $80,000 in purchases of furniture and equipment relating to the upgrading of our computer network, combined with $24,000 in expenditures relating to trademark registration activities. During fiscal 2005, we expect the upgrading of our computer network to continue, but at a decreased rate.

For the year ended June 30, 2004, we had $17,000 in net cash provided by financing activities from proceeds we received from the exercise of options to purchase shares of our common stock. During fiscal 2005, we do not currently anticipate any financing activities other than receiving cash proceeds from further option exercises.

Credit Facility

In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. This credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of September 22, 2004, we were in compliance with each of those covenants. This new credit facility was established to provide working capital for our operations. As of September 22, 2004, we had not utilized any of this credit facility, although we were eligible to draw up to $500,000 under this credit facility, based upon qualified accounts receivable as of that date.

Contractual Obligations and Commitments
---------------------------------------
We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. As of June 30, 2004, we had future operating lease commitments of $222,000 as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Additionally, most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. As of June 30, 2004, assuming performance by certain third-party software developers under such agreements, we had commitments to pay $40,000 in future advance royalty payments to various software developers as reflected in the table below. These commitments are expected to be funded by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments.

                                                  Payments Due by Period
                             -------------------------------------------------------------

                                           Less than        1-3         3-5      More than
Contractual Obligations        Total        1 year         years       years      5 years
------------------------------------------------------------------------------------------
Operating leases             $ 222,000     $ 64,000     $ 153,000     $ 5,000      $ - 0 -
Advanced royalties              40,000       28,000        12,000       - 0 -        - 0 -
------------------------------------------------------------------------------------------
Totals                       $ 262,000     $ 92,000     $ 165,000     $ 5,000      $ - 0 -
                             =========     ========     =========     =======      =======

Liquidity Risk
--------------
From the first quarter of fiscal 2002 until we entered into our new credit facility agreement in September 2003, we did not have access to a credit facility and had been dependent entirely on cash flow from operations to meet our financial obligations. Our ability to maintain positive cash flow remains essential to our survival as a going concern because our access to our existing credit facility is limited to the lesser of $500,000 or 75% of our qualified accounts receivable. In particular, our ability to maintain positive cash flow depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of our primary software distributors and retailers, sell-through of our products to consumers, and the costs of developing, producing, marketing and promoting of our PC software titles.

There are significant challenges that we will need to successfully manage in order to fund our operations in the future. These challenges include, but are not limited to, maintaining timely receivable payments from our concentrated group of distributors and retailers, in addition to maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be severely impacted if Atari, and to a lesser extent Take Two Interactive or EB Carlson, did not make receivable payments to us on a timely basis, or if other business conditions caused them to fail to pay us at all.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant of these market factors is the market acceptance and sell-through rates of our products to consumers. If any of our software titles do not sell through to consumers at a rate acceptable to retailers, then we could be exposed to unanticipated product return and price markdown credit authorizations that could then be used by distributors and retailers to reduce their upcoming receivable payments to us, along with a reduction in retailer and/or distributor replenishment orders for these products. If we experienced a negative trend in any of these factors, we may not be able to maintain positive cash flow. Additional outside financing to supplement our cash flow from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of potential stockholder dilution it may cause or other costs associated with such financing that we could not accept.

Listing of Our Common Stock
---------------------------
Our common stock trades on the OTC Bulletin Board under the symbol EGAM. We now meet all of the listing standards for the American Stock Exchange except for stockholders equity ($4 million) and the minimum bid share price ($3.00). We anticipate meeting the stockholders equity requirement by the first half of fiscal 2005, and we continue to implement business strategies and plans that are designed to achieve financial results that could justify a higher share price for our stock. We plan to apply for listing on the American Stock Exchange, or an equivalent exchange, as soon as practicable after we achieve the standards for listing.

Recent Accounting Pronouncements
--------------------------------
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of operations of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The provisions of this interpretation were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and became effective during the period ended March 31, 2004 for any VIE created on or before January 31, 2003. Based upon our review, we do not believe we have any such entities or arrangements that would require disclosure or consolidation.


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

Item 7.       Financial Statements


                                  eGames, Inc.

                          Index to Financial Statements


                                                                       Page
                                                                       ----

   Independent Auditors' Report.......................................  32

   Balance Sheet as of June 30, 2004..................................  33

   Statements of Operations for the years
   ended June 30, 2004 and 2003.......................................  34

   Statements of Stockholders' Equity for the years
   ended June 30, 2004 and 2003.......................................  35

   Statements of Cash Flows for the years
   ended June 30, 2004 and 2003.......................................  36

   Notes to Financial
   Statements.........................................................  37

                          Independent Auditors' Report


The Board of Directors and Stockholders
eGames, Inc.:

We have audited the accompanying balance sheet of eGames, Inc. as of June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of eGames' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eGames, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
August 2nd, 2004
                                  eGames, Inc.
                                  Balance Sheet



                                                                       As of
ASSETS                                                                June 30,
------                                                                  2004
                                                                    -----------
Current assets:
   Cash and cash equivalents                                        $ 1,742,224
   Accounts receivable, net of allowances of $1,170,154               1,533,859
   Inventory, net                                                       814,286
   Prepaid and other expenses                                           440,131
                                                                    -----------
          Total current assets                                        4,530,500

Furniture and equipment, net                                             74,859
Intangible assets                                                        24,089
                                                                    -----------
          Total assets                                              $ 4,629,448
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                 $   441,016
   Accrued expenses                                                     616,794
                                                                    -----------
          Total current liabilities                                   1,057,810
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          10,290,487 issued and 10,058,587 outstanding)               9,179,827
   Additional paid-in capital                                         1,329,164
   Accumulated deficit                                               (6,435,936)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                  3,571,638
                                                                    -----------
          Total liabilities and stockholders' equity                $ 4,629,448
                                                                    ===========












                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                       Years ended June 30, 2004 and 2003

                                                               2004            2003
                                                           ------------    ------------
Net sales                                                  $  8,038,169    $  7,210,712

Cost of sales                                                 3,312,120       2,904,104
                                                           ------------    ------------

Gross profit                                                  4,726,049       4,306,608

Operating expenses:
    Product development                                         510,282         439,894
    Selling, general and administrative                       2,393,571       2,360,021
                                                           ------------    ------------

        Total operating expenses                              2,903,853       2,799,915
                                                           ------------    ------------

Operating income                                              1,822,196       1,506,693

Interest (income) expense, net                                     (296)         35,617
                                                           ------------    ------------

Income before income taxes                                    1,822,492       1,471,076

Provision (benefit) for income taxes                             82,692        (121,399)
                                                           ------------    ------------

Net income                                                 $  1,739,800    $  1,592,475
                                                           ============    ============

Net income per common share:

         - Basic                                           $       0.17    $       0.16
                                                           ============    ============
         - Diluted                                         $       0.16    $       0.16
                                                           ============    ============

Weighted average common shares outstanding - Basic            9,996,607       9,989,337


Dilutive effect of common share equivalents                   1,068,884          10,511
                                                             ----------       ---------
Weighted average common shares
      and common share equivalents outstanding - Diluted     11,065,491       9,999,848
                                                             ==========       =========











                 See accompanying notes to financial statements.

                                                            eGames, Inc.
                                                  Statements of Stockholders' Equity
                                                  Years ended June 30, 2004 and 2003




                                           Common Stock         Additional                     Treasury Stock
                                      ----------------------     Paid-in      Accumulated    -------------------     Stockholders'
                                        Shares      Amount       Capital        Deficit       Shares     Amount     Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of June 30, 2002           10,221,237   $9,179,827   $1,189,229    ($9,768,212)   (231,900) ($501,417)           $99,427

Net income                                                                      1,592,475                                 1,592,475

Rounding                                                                                1                                         1

Common stock options issued to
employees and directors                                             87,658                                                   87,658

Common stock warrants redeemed
from Fleet Bank                                                    (33,750)                                                 (33,750)

------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2003           10,221,237   $9,179,827   $1,243,137    ($8,175,736)   (231,900) ($501,417)        $1,745,811

Net income                                                                      1,739,800                                 1,739,800

Common stock options issued to
employees and directors                                             68,952                                                   68,952

Shares issued in connection with
stock option exercises                    69,250                    17,075                                                   17,075

-----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2004           10,290,487  $9,179,827    $1,329,164    ($6,435,936)   (231,900) ($501,417)        $3,571,638
                                      ==========  ==========    ==========     ==========     =======   ========         ==========












                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                       Years ended June 30, 2004 and 2003


                                                        2004           2003
                                                     -----------    -----------
Cash flows from operating activities:
-------------------------------------
    Net income                                       $ 1,739,800    $ 1,592,475
    Adjustments to reconcile net income to net
         cash provided by operating activities:
    Stock-based compensation                              68,952        103,908
    Depreciation and amortization                         24,570         44,107
    Changes in operating assets and liabilities:

          Accounts receivable, net                      (385,324)      (329,370)
          Inventory, net                                (314,771)       (32,217)
          Prepaid and other expenses                    (202,896)      (126,170)
          Accounts payable                              (132,081)       240,014
          Accrued expenses                                 6,925       (214,384)
                                                     -----------    -----------
Net cash provided by operating activities                805,175      1,278,363

Cash flows from investing activities:
-------------------------------------
    Purchase of furniture and equipment                  (80,174)        (7,685)
    Purchase of software rights and other assets         (24,089)         - 0 -
                                                     -----------    -----------
Net cash used in investing activities                   (104,263)        (7,685)

Cash flows from financing activities:
-------------------------------------
    Proceeds from exercise of stock options               17,075          - 0 -
    Repayments of bank debt                                - 0 -       (840,000)
    Redemption of common stock warrant                     - 0 -        (50,000)
    Repayments of notes payable                            - 0 -        (56,550)
                                                     -----------    -----------
Net cash provided by (used in) financing activities       17,075       (946,550)
                                                     -----------    -----------

Net increase in cash and cash equivalents                717,987        324,128

Cash and cash equivalents:
    Beginning of period                                1,024,237        700,109
                                                     -----------    -----------
    End of period                                    $ 1,742,224    $ 1,024,237
                                                     ===========    ===========




Supplemental cash flow information:                      2004           2003
-----------------------------------                  -----------    -----------

    Cash paid for interest                           $     5,475    $    38,211
                                                     ===========    ===========

    Cash paid (refunds received) for income taxes    $    55,326   ($    51,007)
                                                     ===========    ===========



                 See accompanying notes to financial statements.

                                  eGames, Inc.
                          Notes to Financial Statements

1.   Summary of Significant Accounting Policies

Description of Business

eGames, Inc. ("eGames", "our" or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. We have chosen to focus our resources on publishing software games for the PC platform only, and we do not currently plan to publish products for any other game platform, such as console devices, hand held game devices, mobile phones and personal digital assistants. Our product line enables us to serve consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs or online via the Internet. In North America, our products are distributed primarily on a non-exclusive basis through third-party software distributors that service the mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

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

Fair Value of Financial Instruments

The recorded amounts of cash, accounts payable and accrued liabilities at June 30, 2004 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable, net is reflected at the amount we expect to ultimately collect from outstanding customer balances, and is shown on our balance sheet net of the allowances for product returns, price markdowns and customer bad debts. The adequacy of these allowances is reviewed throughout each reporting period and any necessary adjustments to these allowances are reflected within the current period's provisions for product returns and price markdowns (reflected as a reduction to gross sales); and customer bad debts (reflected as an operating expense). Actual product returns, price markdowns and customer bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable balances (see Note 2).

Inventory, net

Inventory, net consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO) (see Note 3).

Furniture and Equipment, net

Furniture and equipment, net is stated at cost and net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to five years (see Note
5).

Long-Lived Assets, net

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we record impairment losses on long-lived assets, including intangible assets, used in operations when the fair value of those assets, less the cost to sell, is lower than our carrying value for those assets.

Intangible assets

At June 30, 2004, we had intangible assets of approximately $24,000, which related to the Company's trademark registration activities with the United States Patent and Trademark Office. As of June 30, 2004, we had not recorded any amortization expense relating to these assets based upon our evaluation that no impairment has occurred.

Revenue Recognition

Product Sales
-------------
We distribute the majority of our products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements, or direct sale agreements, most of which allow for product returns and price markdowns. We recognize sales revenues from product shipments to these software distributors and retailers that traditionally have sold consumer entertainment PC software products at the time title to our inventory passes to these distributors or retailers, less a provision for anticipated product returns and price markdowns. Title passes to most of these distributors and retailers upon receipt of the product by these customers, because most of these customers require shipping terms of FOB destination. In order to recognize sales revenues associated with customer purchase orders having terms of FOB destination, we perform sales cut-off tests, in which we obtain proof of deliveries from the freight companies that deliver our products to our retail and distribution customers for product shipments made during the last two weeks of a reporting period. The results of these sales cut-off tests are reviewed by our Controller, Chief Financial Officer and independent auditors before the reporting period's earnings release is distributed. Based on the results of the sales cut-off tests, any sales revenue and cost of sales associated with product shipments received by our customers after the reporting period and having FOB destination terms are excluded from the current period's operating results and are deferred until the subsequent reporting period.

We recognize product sales to customers that traditionally have sold consumer entertainment PC software products in accordance with the criteria of SFAS No. 48 at the time title to our inventory passes to these distributors or retailers, based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title of the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and the product returns and price markdowns can be reasonably estimated at the time of sale. After deliveries to our distribution and retail customers are made, we do not provide any further services or materials that are essential to our products' functionality. However, we do provide basic telephone and web-based support to consumers who purchase our products as a means of improving consumer satisfaction and brand loyalty. Costs associated with our customer support efforts usually occur within one year from the period we recognize revenue and these costs have continued to be minimal (averaging about 1% of net sales). These costs to render customer support services, which are comprised of the salary and related costs of our one customer support representative, are recorded as operating expenses in the period incurred.

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

Provision for Product Returns and Price Markdowns
-------------------------------------------------
Our provision for anticipated product returns and price markdowns (reflected as a reduction to gross sales) is based upon, among other factors, our analysis of: historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; outstanding return material and price markdown authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which quantities of new products with higher price retail points or unproven genres remain in the retail channel. The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is recorded as a reduction to our gross accounts receivable balance.

Historically, the allowance for product returns and price markdowns has represented a substantial percentage of our gross accounts receivable. As of June 30, 2004, the allowance for product returns and price markdowns was 43% of related gross accounts receivable, compared to 41% of related gross accounts receivable at June 30, 2003. This large percentage occurs because we continue to have product return and price markdown exposure relating to paid receivables while the physical product units relating to these receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until the physical products are actually returned to us, or sell through to end consumers, we continue to evaluate our product return or price markdown exposure for these units remaining in the retail channel. During these time periods, through customer-provided reports, we have regular and timely visibility of the sell-through results and remaining unit levels in the retail channel for our titles that help us estimate our exposure for future product returns and price markdowns.

During the years ended June 30, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $1,727,000 and $1,016,000, respectively, or 18% and 13% of related gross sales, respectively. The dollar and percentage increases in the provisions for product returns and price markdowns resulted from the combined impact of underperforming promotional box titles (at the higher $19.99 retail price point) that were distributed during the fiscal 2004 holiday selling season, in addition to a proportionate increase in the fiscal 2004 provisions traceable to the $1.9 million rise in gross sales for fiscal 2004.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for, among other things, items such as licensing of software and intellectual properties used in our products, estimated tax payments, certain insurance coverage and various service contracts. Prepaid and other expenses are usually expensed as operating expenses on a straight-line basis over the period of time covered by a contract, except for advance licensing and royalty payments, which are expensed in cost of sales at contractual rates based on the net sales of the related software titles (see Notes 4 and 7), and income tax payments reflected as income tax provisions when appropriate. We continually evaluate the recoverability of advance licensing and royalty payments and charge to cost of sales (in the reporting period in which such determination is made) the amount we determine will likely not be recouped based on anticipated sales for a title.

Marketing Costs, Sales Incentives and Promotional Costs

Marketing costs reflected as operating expenses, such as advertising and merchandising fees, are expensed as incurred. These costs were $71,000 and $60,000, respectively, for the years ended June 30, 2004 and 2003.

Sales incentives and promotional costs we incur with distributors and retailers, such as rebates and slotting fees, are recorded as reductions to gross sales as incurred or on a straight-line basis over a contractual period. For the years ended June 30, 2004 and 2003, our sales incentives and promotional costs were $518,000 and $200,000, respectively, or 5% and 2%, respectively, of gross sales.

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

Accounting for Stock-Based Compensation

As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", by applying the fair value method for stock option grants made on or after that date. For stock option grants made prior to July 1, 2002, we recognized stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (see Note 11).

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

2.   Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                 $ 2,704,000
     Allowance for product returns and price markdowns           (1,151,000)
     Allowance for bad debts                                        (19,000)
                                                                -----------
     Accounts receivable, net                                   $ 1,534,000
                                                                ===========

3.   Inventory, net

Inventory, net consists of the following:

     Raw materials                                              $   190,000
     Finished goods                                                 564,000
     Product returns                                                181,000
                                                                -----------

                                                                    935,000

     Allowance for obsolescence                                    (121,000)
                                                                -----------
     Inventory, net                                             $   814,000
                                                                ===========

4.   Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Prepaid royalties                                          $   313,000
     Prepaid federal tax                                             30,000
     Prepaid insurances                                              29,000
     Prepaid slotting fees                                           27,000
     Prepaid retail market analysis                                  11,000
     Other expenses                                                  30,000
                                                                -----------
     Prepaid and other expenses                                 $   440,000
                                                                ===========

5.   Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment                                    $   346,000
     Accumulated depreciation                                      (271,000)
                                                                -----------
     Furniture and equipment, net                               $    75,000
                                                                ===========

During the year ended June 30, 2004, we removed $638,000 of fully depreciated assets from the furniture and equipment records based on these assets no longer being in service.

6.   Accrued Expenses

Accrued expenses consists of the following:

     Accrued payroll, bonus and vacation                        $   403,000
     Accrued state income taxes                                      80,000
     Accrued professional fees                                       62,000
     Customers with credit balances                                  34,000
     Other accrued expenses                                          38,000
                                                                -----------
     Accrued expenses                                           $   617,000
                                                                ===========

7.   Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. Total rent expense amounted to $82,000 and $80,000 for fiscal 2004 and 2003, respectively. As of June 30, 2004, we had future operating lease commitments of $222,000 that are scheduled to be paid as follows: $64,000 in less than one year; $153,000 in one to three years; and $5,000 in three to five years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of June 30, 2004, assuming performance by certain third-party software developers under such agreements, we had future commitments to pay $40,000 in advance royalty payments to various software developers scheduled to be paid as follows: $28,000 in less than one year; and $12,000 in one to three years.

8.   Credit Facility

In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. Amounts outstanding under this new credit facility will be charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns or customer bad debts. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of June 30, 2004, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of June 30, 2004, we had not utilized any of this credit facility, although we were eligible to draw up to $500,000 under this credit facility, based upon qualified accounts receivable as of that date.

9.   Income Taxes

The provision (benefit) for income taxes is comprised of the following components for the years ended June 30, 2004 and 2003, respectively:


                                                   2004          2003
                                                 --------      --------
Current
-------
   Federal                                       $  - 0 -     ($ 43,000)
   State                                           83,000        (8,000)
   Foreign                                          - 0 -       (70,000)
                                                 --------      --------
                                                   83,000      (121,000)

Deferred
--------
   Federal                                        665,000       536,000
   State                                          109,000       202,000
                                                 --------      --------
                                                  774,000       738,000

Valuation allowance                              (774,000)     (738,000)
                                                 --------      --------

Provision (benefit) for income taxes             $ 83,000     ($121,000)
                                                 ========      ========


The fiscal 2003 foreign benefit from income taxes noted above represents the resolution of a prior year's assessment by The United Kingdom's Department of Inland Revenue, which related to royalty payments made to us from our former wholly-owned subsidiary.

The reconciliation between the statutory federal income tax rate and our effective federal rate for income tax provision (benefit) for the years ended June 30, 2004 and 2003, respectively, is as follows:

                                                             2004        2003
                                                          ----------- ----------

Statutory federal income tax rate                             34%        34%

Increase (decrease) in taxes resulting from:

    Change in valuation allowance and other                  (34%)      (37%)
                                                          ----------- ----------

Effective federal rate for income tax provision (benefit)   - 0 -%       (3%)
                                                            ======       ====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003 is as follows:

                                                         2004          2003
                                                       ---------     ---------
Net deferred tax assets:
  Alternative minimum tax credit                       $  21,000     $   - 0 -
  Accrued expenses and other                              32,000        35,000
  Allowances for accounts receivable and inventory       516,000       347,000
  Depreciation                                            38,000        56,000
  Net operating losses and capital losses                778,000     1,700,000
                                                       ---------     ---------
      Gross deferred tax assets                        1,385,000     2,138,000
  Less: Valuation allowance                           (1,364,000)   (2,138,000)
                                                       ---------     ---------
Net deferred tax assets                                $  21,000     $   - 0 -
                                                       =========     =========

The deferred tax asset is offset by a full valuation allowance against timing differences as of June 30, 2004, as management currently believes that it is more likely than not that the deferred tax asset will not be realized. During fiscal 2004, the valuation allowance for net deferred tax assets decreased by approximately $774,000. The decrease was a result of net changes in the temporary differences in the accounts reflected in the table above.

As of June 30, 2004, we had approximately $2,289,000 of net operating loss carry-forwards for federal income tax purposes, (expiring in years 2011 through 2022), which are available to offset future federal taxable income. The remaining $704,000 in net operating loss carry-forwards for state purposes were fully utilized in fiscal 2004.

10.  Common and Preferred Stock

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

11.  Stock Options and Warrants

Stock Option Plans:

During 1995, we adopted, amended and restated our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"). The 1995 Plan allows for the granting of options to purchase shares of our common stock through July 1, 2005, after which date any previously granted option will remain in effect through its contractual term. At our 1997 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of common stock approved during the 1996 Annual Meeting of Stockholders to a total of 1,950,000 shares. At our 2000 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 1,950,000 shares of common stock previously approved to a total of 2,950,000 shares. The 1995 Plan is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan also provides for automatic grants of options to non-employee directors of our company. Each non-employee director will receive options for 10,000 shares of common stock upon appointment or election to the board and, in addition, each director receives options for 5,000 shares of common stock on the first trading day in January of each year.

During fiscal 2003, we granted options to purchase 1,176,000 shares of common stock with exercise prices ranging from $0.19 to $0.75. Included in these 1,176,000 options granted in fiscal 2003 were options for the purchase of 25,000 shares of common stock that were granted to each non-employee director at an exercise price of $0.25, in lieu of the automatic annual option grants for 5,000 shares to each non-employee director pursuant to the 1995 Plan, which would have been issued in January 2003.

During fiscal 2004, options to purchase 69,250 shares of common stock were exercised at an average exercise price of $0.25, resulting in $17,075 in net proceeds to us.

On November 4, 2003, options to purchase 700,000 shares of common stock with an exercise price of $0.79 and a vesting period of ten years were granted to employees and non-employee directors. Included in these 700,000 options granted in fiscal 2004 were options for the purchase of 25,000 shares of common stock that were granted to each non-employee director at an exercise price of $0.79, in lieu of the automatic annual option grants for 5,000 shares to each non-employee director pursuant to the 1995 Plan, which would have been issued in January 2004.

Additionally during fiscal 2004, an option for the purchase of 2,500 shares of common stock was granted to a new employee at an exercise price of $1.11, vesting over two years and having a contractual life of five years. As of June 30, 2004, all of our stock options have been granted at or above the fair market value of our common stock on their grant date.

Except with respect to automatic grants of options to non-employee directors, the expiration of a stock option and its vesting period are determined by the Board of Directors at the time of the grant, but in no event will an option be exercisable after 10 years from the date of grant. In most cases, upon termination of employment, vested options must be exercised by the optionee within three months after the termination of the optionee's employment with our company.

Information regarding our stock options is as follows:


                                            Number
                                              of          Weighted Average
                                            Options        Exercise Price
                                        -----------------------------------
     Balance, June 30, 2002                1,724,500           $ 1.46
       Granted                             1,176,000             0.48
       Canceled                             (555,000)            1.71
       Exercised                               - 0 -            - 0 -
                                        -----------------------------------
     Balance, June 30, 2003                2,345,500           $ 0.91
                                           =========           ======

       Granted                               702,500             0.79
       Canceled                             (388,750)            1.61
       Exercised                             (69,250)            0.25
                                        -----------------------------------
     Balance, June 30, 2004                2,590,000           $ 0.79
                                           =========           ======


At June 30, 2004, 1,248,667 of outstanding stock options were vested and 207,918 of stock options were available for issuance. The following summarizes information about our stock options outstanding at June 30, 2004:

                                    Options Outstanding                       Options Exercisable
                        ---------------------------------------------     --------------------------

                                           Weighted Avg.     Weighted                       Weighted
                            Number           Remaining         Avg.          Number           Avg.
  Range of Exercise     Outstanding at    Contractual Life   Exercise     Exercisable at    Exercise
        Prices           June 30, 2004       (in years)       Price       June 30, 2004      Price
----------------------------------------------------------------------------------------------------
    $0.10 - $0.75          1,587,000           2.57           $0.40           933,167        $0.25
    $0.79 - $3.19          1,003,000           6.73           $1.41           315,500        $2.75
    -------------          ---------           ----           -----         ---------        -----
    $0.10 - $3.19          2,590,000           4.18           $0.79         1,248,667        $0.88
                           =========                                        =========

Prior to July 1, 2002, we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. Stock option grants under the 1995 Plan vest over periods ranging from six months to ten years. Accordingly, the cost related to stock-based employee compensation included in the determination of net income for fiscal 2003 is less than that which would have been recognized during that period if the fair value based method had been applied to all stock option grants since the original effective date of SFAS No. 123.

As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding stock option grants in each period.


                                                                               Years Ended
                                                                                 June 30,
                                                                       ---------------------------

                                                                          2004            2003
                                                                       -----------     -----------
Net income, as reported                                                $ 1,740,000     $ 1,592,000

Add: Stock-based employee compensation expense included in
  reported net income                                                       69,000          88,000

Deduct: Total stock-based employee compensation expense
determined under fair value based method for stock option grants           (69,000)       (208,000)
                                                                       ------------     ----------

Net income, pro forma                                                  $ 1,740,000     $ 1,472,000
                                                                       ===========     ===========


Net income per common share:

-  Basic, as reported                                                     $   0.17        $   0.16
                                                                          ========        ========
-  Basic, pro forma                                                       $   0.17        $   0.15
                                                                          ========        ========

-  Diluted, as reported                                                   $   0.16        $   0.16
                                                                          ========        ========
-  Diluted, pro forma                                                     $   0.16        $   0.15
                                                                          ========        ========

The per share weighted-average fair values of stock options granted during the years ended June 30, 2004 and 2003 were $0.79 and $0.12, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                        Years Ended
                                                          June 30,
                                            -----------------------------------
                                                  2004               2003
                                            -----------------------------------
     Dividend Yield                                0%                 0%
     Volatility Factor                            300%               300%
     Risk-Free Interest Rate                 2.25% to 3.81%         3.01%
     Average Expected Option Life             3 to 7 Years         3 Years

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

During the year ended June 30, 2002, we issued 750,000 warrants to Fleet Bank with an exercise price of $0.09. The value of these warrants was initially determined as $45,000 by using the Black-Scholes valuation model and was being expensed at a monthly rate of $3,750 on a straight-line basis over the warrants' one-year vesting period. On January 16, 2003, we redeemed these 750,000 warrants for $50,000 and recognized the additional $5,000 in valuation expense during the period ended December 31, 2002. During the year ended June 30, 2003, 45,100 warrants with exercise prices ranging from $0.50 to $3.60 expired per their original terms.

Information regarding our warrants is as follows:

                                                  Number of        Exercise
                                                   Warrants          Price
                                                  ----------------------------
     Balance, June 30, 2002                        795,100       $0.09 - $3.60
       Warrants granted                              - 0 -               - 0 -
       Warrants canceled                           (45,100)        0.50 - 3.60
       Warrants redeemed                          (750,000)               0.09
       Warrants exercised                            - 0 -               - 0 -
                                                   -------       -------------
     Balance, June 30, 2003                           - 0-              $ 0.00
                                                   =======       =============

       Warrants granted                              - 0 -               - 0 -
       Warrants canceled                             - 0 -               - 0 -
       Warrants redeemed                             - 0 -               - 0 -
       Warrants exercised                            - 0 -               - 0 -
                                                   -------       -------------
     Balance, June 30, 2004                          - 0 -              $ 0.00
                                                   =======       =============


12.  Dependence on One Large Software Distributor - Atari

Atari is our primary software distributor serving the mass-merchant and major retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During the year ended June 30, 2004, Atari accounted for $5,508,000 of our net sales, or 69% of net sales, compared to the year ended June 30, 2003 when Atari accounted for $4,370,000 in net sales, or 61% of net sales.

We have continued to increase our product distribution through Atari to the major North American mass-merchant retailers by increasing the number of our individual titles carried by these retailers and the number of stores within these retailers' store chains that offer our titles to consumers. Our financial condition and ability to continue as a going concern would be significantly affected in the event that we would lose our distribution capability through Atari, or if they would not be able to or willing to make timely receivable payments in the normal course of business. However, because the distribution of PC software to these retailers is a competitive business within itself, there are several alternative distributors that could potentially distribute our products to these retailers if, for example, Atari chose to discontinue distributing our titles, Atari was unable or unwilling to make timely receivable payments in the normal course of business, or if any of these retailers decided to discontinue their relationship with Atari. We can provide no assurance, however, that we would be able to secure agreements with such alternative distributors on commercially reasonable terms or at all, or if these distributors would be acceptable to these retailers.

13.  Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for reporting information about an enterprise's operating segments and related disclosures about our products, geographic areas and major customers.

Based on our organizational structure, we operate in only one geographic area, which is North America, and only one reportable segment, which is publishing consumer entertainment software for PCs.

14.  Change in Control Severance Plans

On June 23, 2004, the eGames, Inc. Compensation Committee approved the adoption of a Change of Control Severance Plan for level one employees and a Change of Control Severance Plan for level two employees. These plans provide certain severance benefits for each covered employee, in the event they would lose their job after a change of control of eGames, Inc.

The main components of these plans are:

    o   A lump sum severance payment equal to:
          o Two times annual compensation for level one employees; and
          o One and one half times annual compensation for level two employees.

    o   Continuation of existing coverage under any benefit plan for:
          o Twenty-four months after termination for level one employees; and
          o Eighteen months after termination for level two employees.

Level one employees are defined as the Chief Executive Officer, the President, any Vice President of the Company, and each other person designated by the Board in writing. Level two employees are defined as any employee of the Company that has been identified by the Board in writing as a level two employee.

15.  Recent Accounting Pronouncements


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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None


Item 8A.      Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act were recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all the control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.      Other Information

None

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant


The information required by this Item with respect to directors is incorporated herein by reference from the information provided under the caption "Election of Directors" of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

The information required by this Item with respect to executive officers is incorporated herein by reference from the information provided under the caption "Executive Officers of the Company" of our Proxy Statement.

The information required by this Item with respect to compliance with Section 16(a) of the Securities and Exchange Act is incorporated herein by reference from the information provided under the caption "Compliance with Securities Laws" of our Proxy Statement.

The information required by this Item with respect to our audit committee and our audit committee financial expert is incorporated herein by reference from the information provided under the heading "Election of Directors - Meetings and Committees of the Board of Directors - Audit Committee" of our Proxy Statement.

The information required by this Item with respect to our Code of Ethics is incorporated herein by reference from the information provided under the heading "Election of Directors - Code of Ethics" of our Proxy Statement.

Item 10.      Executive Compensation

The information appearing under the captions "Executive Compensation" and "Election of Directors" of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 12.      Certain Relationships and Related Transactions

The information appearing under the caption "Certain Transactions" of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

                                     PART IV

Item 13.

(a) Exhibits List

The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.   Description of Exhibit
-----------   ----------------------
(1)  3.1      Amended and Restated Articles of Incorporation of the
              Registrant.
(2)  3.2      By-Laws of the Registrant.
(3)  4.1      Rights Agreement, dated as of June 1, 1999, between the
              Registrant and StockTrans, Inc.
(4) 10.1      Amended and Restated 1995 Stock Option Plan.
    10.2      Form of Incentive Stock Option Agreement.
    10.3      Form of Non-Employee Director Stock Option Agreement.
(5) 10.4      Business Loan Agreement by and between Hudson United Bank and the Registrant dated September 18, 2003.
(5) 10.5      Promissory Note dated September 18, 2003.
(5) 10.6      Commercial Security Agreement dated September 18, 2003.
    10.7      Description of Registrant's Fiscal 2005 Employee Incentive
              Compensation Plan.
(6) 10.8      Change of Control Severance Plan for Level One Employees.
(6) 10.9      Change of Control Severance Plan for Level Two Employees.
    23.1      Consent of Stockton Bates, LLP.
    31.1      Certification of Gerald W. Klein as President and Chief Executive
              Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2      Certification of Thomas W. Murphy as Chief Financial Officer
              of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
    32.1      Certification of Gerald W. Klein as President and Chief Executive
              Officer of eGames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2      Certification of Thomas W. Murphy as Chief Financial Officer of
              eGames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)           Incorporated herein by reference from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
(2)           Incorporated herein by reference from the Registrant's Form
              10-QSB for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 16, 1998.
(3)           Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 10, 1999.
(4)           Incorporated by reference herein from the Registrant's Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 10, 1998.
(5)           Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on September 19, 2003.
(6)           Incorporated herein by reference from Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 28, 2004.

(b) Reports on Form 8-K

On April 5, 2004, eGames, Inc. filed a report on Form 8-K regarding a press release announcing the date that it expected to release its financial results for the three and nine months ended March 31, 2004.

On April 30, 2004, eGames, Inc. filed a report on Form 8-K regarding a press release announcing its financial results for the three and nine months ended March 31, 2004.

On June 28, 2004, eGames, Inc. filed a report on Form 8-K regarding the Compensation Committee's approval of the adoption of a Change of Control Severance Plan for level one employees and a Change of Control Severance Plan for level two employees.

Item 14.      Principal Accountant Fees and Services

The information appearing under the caption "Audit Fees" under "Ratification of the Appointment of Auditors" of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

eGames, Inc.

By:  /s/ Gerald W. Klein
     ------------------------------------------------------
     Gerald W. Klein, President and Chief Executive Officer

Date: September 27, 2004
------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 2004                /s/  Gerald W. Klein
      ------------------                --------------------
                                        Gerald W. Klein, President and
                                        Chief Executive Officer

Date: September 27, 2004                /s/ Thomas W. Murphy
      ------------------                --------------------
                                        Thomas W. Murphy, Chief Financial
                                        Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 27th of September 2004.


Name                               Title
--------------------------------------------------------------------------------

/s/  Gerald W. Klein               President and Chief Executive Officer
--------------------               and Director
Gerald W. Klein


/s/  Robert M. Aiken, Jr.          Chairman of the Board of Directors
-------------------------
Robert M. Aiken, Jr.


/s/  Thomas D. Parente             Director
----------------------
Thomas D. Parente


/s/  Lambert C. Thom               Director
--------------------
Lambert C. Thom

                                                                   Exhibit 10.2
                                  eGames, Inc.
                                  ------------

                        Incentive Stock Option Agreement

         eGames, Inc. (the "Company"), hereby grants to __________________ (the "Optionee") this Option to purchase shares of the Company's Common Stock at a price and on the terms set forth herein and subject to the terms and conditions contained in the Company's Amended and Restated 1995 Stock Option Plan (the "1995 Plan"), which terms and conditions are hereby incorporated herein.

         1. Grant. Effective as of __________________ (the "Date of Grant"), the Company's Board of Directors (the "Board") granted to you an Option (the "Option") to purchase up to ________ shares of the Common Stock of the Company (the "Option Shares") at a price of $____ per share (the "Option Price").

         2. Type of Option. This Option is intended to be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         3. Term. The Option granted hereunder shall expire at 5:00 p.m. (local time at the principal executive offices of the Company) on ________________ (the "Expiration Date"), unless sooner terminated as provided herein.

         4. Exercise of Option. Subject to Paragraph 2 and in accordance with the terms and conditions contained in the 1995 Plan, the Option shall be exercisable, on a cumulative basis, in accordance with the following schedule:

              Beginning On                         Number of Shares
              ------------                         ----------------



         5. Method of Exercise and Payment.

                  5.1 This Option shall be exercisable by written notice to the Company, pursuant to Paragraph 13 hereof, specifying the number of Option Shares to be purchased. The notice shall also be accompanied by payment of the aggregate Option Price of the Option Shares being purchased.

                       If the listing, registration or qualification of the Option Shares upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary as a condition of or in connection with the purchase of such Option Shares, the Company shall not be obligated to issue or deliver the certificates representing the Option Shares as to which the Option has been exercised unless and until such listing, registration, qualification, consent or approval shall have been effected or obtained.

                  5.2 To the extent permitted by the Board, payment of the Option Price may be made: (i) by cash, check or such other instrument as the Board may accept; (ii) by exchange of shares of Common Stock valued at its fair market value on the date of exercise; or (iii) by means of a broker's cash-less exercise procedure approved in advance by the Company. Where payment of the Option Price is to be made with shares of Common Stock acquired under any compensation plan of the Company, such shares will not be accepted as payment unless the Optionee has held such shares for a minimum period of time specified in the 1995 Plan.

         6. Rights of Stockholders. Neither an Optionee nor his or her legal representatives or beneficiaries shall have any of the rights of a stockholder with respect to any shares subject to any Option until such shares shall have been issued upon the proper exercise of such Option.

         7. Non-transferability of Options. Except as set forth herein, no Option may be sold, transferred, pledged, assigned or otherwise alienated or hypothecated otherwise than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code, or Title I of the Employee Retirement Income Security Act, or the rules thereunder.

         8. Termination of Employment or Service. Subject to the condition that no option shall be exercisable after the expiration of the period fixed by the Board in accordance with Paragraph 3 hereof and unless otherwise determined by the Board after the Date of Grant:

                  8.1 In the event that the Optionee ceases to be an employee of the Company or its subsidiaries by reason of a discharge for cause, the Option shall terminate immediately.

                  8.2 In the event that the Optionee ceases to be an employee of the Company or its subsidiaries by reason of a voluntary or involuntary termination for any reason other than death, disability, retirement or termination for cause, the Option may be exercised, to the extent that it was exercisable at the time of such termination or on such accelerated basis as the Board may determine, for a period of three months after termination.

                  8.3 In the event that the Optionee shall die while employed by the Company or within the periods referred to in Paragraphs 8.2 or 8.4, the Option shall be exercisable during its remaining term, to the extent then exercisable or on such accelerated basis as the Board may determine, by the Optionee's legal representative, within one year after death.

                  8.4 In the event that the Optionee's employment terminates due to disability (within the meaning of Code Section 22(e)(3)) or retirement, the Option granted shall be exercisable during its remaining term, to the extent then exercisable or on such accelerated basis as the Board may specify, within a period of one year after such termination. For purposes of Section 8.4, "Retirement" shall mean any employee retirement under the Company's retirement policy.

         9. Rights of Employees. Nothing in the Option shall interfere with or limit in any way the right of the Company or any subsidiary to terminate the Optionee's employment at any time, nor confer upon the Optionee any right to continue in the employ of the Company or any subsidiary. The Optionee shall not have the right to be selected as an Optionee, or having been so selected, to be selected again as an Optionee. The grant of the Option shall not constitute a part of the base salary or any other compensation of the Optionee under any other benefit plan of the Company or any subsidiary unless expressly so provided in such other benefit plan.

         10. Adjustments. In the event of any change in the Common Stock of the Company without receiving new consideration therefor, such as merger, consolidation, reorganization, stock split, stock dividend, combination of shares or exchange of shares, the Board shall adjust appropriately the maximum number and class of shares subject to the Option and/or the Option Price, except that any fractional shares resulting from such adjustments shall be eliminated by rounding any portion of a share equal to .500 or greater up, and any portion of a share equal to less than .500 down, in each case to the nearest whole number.

         11. Tax Withholding. The Company shall have the authority, with respect to the Option, to withhold, or to require the Optionee to remit to the Company, prior to the issuance or delivery of any Option Shares, an amount sufficient to satisfy federal, state and local withholding requirements on any exercise of the Option. The Board may, in its sole discretion, permit the Optionee to elect to satisfy withholding taxes, if any, arising in connection with the exercise of the Option either by electing to have the Company retain (or by delivering to the Company) shares of Common Stock then held by the Optionee valued at the fair market value on the date the tax is to be withheld. Any such election shall be subject to tax and securities law requirements.

         12. Change in Control. In the event of a "Change in Control," as that term is defined in Section 14 of the 1995 Plan, remaining outstanding Options shall be immediately exercisable for the total remaining number of Option Shares and shall survive any such event.

         13. Notices. Any notice to be given to the Company shall be addressed to the Company at 2000 Cabot Boulevard West, Suite 110, Langhorne, PA 19047, and any notice given to the Optionee shall be addressed to the Optionee at the address then appearing on the personnel records of the Company or the subsidiary of the Company by which the Optionee is employed, or at such other address as either party hereafter may designate in writing to the other. Any such notice shall be deemed to have been duly given when deposited in the United States mail, addressed as aforesaid, registered or certified mail, and with proper postage and registration and certification fees prepaid, or transmitted by hand delivery or overnight express.


         IN WITNESS WHEREOF, the Company has granted this Option as of the ___ day of _________________.

                                        eGames, Inc.



                                        By:    _______________________________
                                        Name:
                                        Title:


ACKNOWLEDGMENT and AGREEMENT:

         Optionee acknowledges receipt of this Agreement and agrees to all of the terms and conditions contained herein.




OPTIONEE:  __________________________________
                     (Signature)

-----------------------------------------------------------------------
                             (Address)

-----------------------------------------------------------------------
                              (City)


-----------------------------------------------------------------------
         (State)                               (Zip Code)

                                                                   Exhibit 10.3

                                  eGames. Inc.

                  Non-Employee Director Stock Option Agreement

         eGames, Inc. (the "Company") hereby grants to ________________ (the "Optionee") this option to purchase shares of the Company's Common Stock at a price and on the terms set forth herein and subject to the terms and conditions contained in the Company's Amended and Restated 1995 Stock Option Plan, as amended (the "1995 Plan"), which terms and conditions are hereby incorporated herein.

         1. Grant. Effective as of _______________ (the "Date of Grant") the Company granted to the Optionee an option (the "Option") to purchase ________ shares of the Common Stock of the Company (the "Option Shares") at a price of $____ per share (the "Option Price").

         2. Type of Option. This Option is intended to be a non-qualified stock option, granted under Part III of the 1995 Plan, and is not intended to be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         3. Term. The Option granted hereunder shall expire at 5:00 p.m. (local time at the principal executive offices of the Company) on ______________ (the "Expiration Date"), unless sooner terminated as provided herein.

         4. Exercise of Option. Subject to Paragraph 3 and in accordance with the terms and conditions contained in the 1995 Plan, the Option shall vest and be exercisable, on a cumulative basis, in accordance with the following schedule:

              Beginning On                       Number of Shares
              ------------                       ----------------


         5. Method of Exercise and Payment.

                  5.1 This Option shall be exercisable by written notice to the Company, pursuant to Paragraph 11, specifying the number of Option Shares to be purchased. The notice shall also be accompanied by payment of the aggregate Option Price of the Option Shares being purchased.

                  If the listing, registration, or qualification of the Option Shares upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary as a condition of or in connection with the purchase of such Option Shares, the Company shall not be obligated to issue or deliver the certificates representing the Option Shares as to which the Option has been exercised unless and until such listing, registration, qualification, consent, or approval shall have been effected or obtained.

                  5.2 Payment of the Option Price may be made: (i) in cash or check; (ii) by exchange of shares of Common Stock valued at its fair market value on the date of exercise; (iii) by means of a brokers' cashless exercise procedure by the delivery to the Company of an exercise notice together with irrevocable instructions to a broker to sell a sufficient number of shares of Common Stock to pay the purchase price of Common Stock as to which such exercise relates: and to deliver promptly such amount to the Company; or (iv) by any combination of the foregoing. Where payment of the Option Price is to be made with shares of Common Stock acquired under any compensation plan of the Company, such shares will not be accepted as payment unless the Optionee has held such shares for the period of time specified in the 1995 Plan.

         6. Rights of Shareholders. Neither an Optionee nor his or her legal representatives or beneficiaries shall have any of the rights of a shareholder with respect to any shares subject to any Option until such shares shall have been issued upon the proper exercise of such Option.

         7. Nontransferability of Options. No Option may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated otherwise than by will or by the laws of descent and distribution or, with respect to nonqualified stock options, pursuant to a qualified domestic relations order as defined by the Code, or Title I of the Employee Retirement Income Security Act, or the rules thereunder. Except as otherwise specifically provided herein, all Options granted to an Optionee under the 1995 Plan shall be exercised during the lifetime of such Optionee only by such Optionee.

         8. Termination of Service. Subject to the condition that no Option shall be exercisable after the Expiration date:

                  8.1 Upon the Optionee's cessation of service as a non-employee director (for reasons other than retirement or death), including cessation of service due to physical or mental disability that prevents the Optionee from rendering further services as a non-employee director, only those options exercisable at the date of cessation of service shall be exercisable by the Optionee. This Option shall be exercisable until the first to occur of (v) the expiration of the remaining term of the Option or (vi) three months after the Optionee's cessation of service.

         Upon the Optionee's retirement or death, this Option shall be exercisable as follows:

                  (a) Retirement. Upon the Optionee's retirement as a non-employee director after the Optionee has served for at least six consecutive years as a director, this Option shall continue to be exercisable during its term as if the Optionee had remained a non-employee director.

                  (b) Death. In the event of the Optionee's death while a member of the Board of Directors or within the period after termination of service during which the Option is exercisable by the Optionee in accordance with this Paragraph 8, the Option shall be exercisable, to the extent then exercisable, until the first to occur of (i) the expiration of the remaining term of the Option or (ii) one year after the date of the Optionee's death.

         9. No Guaranteed Term of Office. Nothing in this Option shall be deemed an agreement or condition guaranteeing to the Optionee any particular term of office or limiting the right of the Company, the Board of Directors or the shareholders to terminate the Optionee's term of office under the circumstances set forth in the Company's Certificate of Incorporation or Bylaws, or as otherwise provided by law.

         10. Adjustments. In the event of any change in the outstanding Common Stock of the Company without receiving new consideration therefor, such as merger, consolidation, reorganization, stock split, stock dividend, combination of shares or exchange of shares, the Board or the Committee shall adjust appropriately the maximum number and class of shares subject to the option and/or the Option Price, except that any fractional shares resulting from such adjustments shall be eliminated by rounding any portion of a share equal to .500 or greater up, and any portion of a share equal to less than .500 down, in each case to the nearest whole number.

         11. Notice. Any notice to be given to the Company shall be addressed to the Company at 2000 Cabot Boulevard West, Suite 110, Langhorne, Pennsylvania 19047, and any notice given to the Optionee shall be addressed to the Optionee at the address then appearing on the records of the Company, or at such other address as either party hereafter may designate in writing to the other. Any such notice shall be deemed to have been duly given when deposited in the United States mail, addressed as aforesaid, registered, or certified mail, and with proper postage, registration, and certification fees prepaid, or transmitted by hand delivery or overnight express.

         IN WITNESS WHEREOF, the Company has granted this Option as of the ___ day of ___________________.

                                        eGames, Inc.



                                        By:____________________________________


ACKNOWLEDGMENT and AGREEMENT:

          Optionee acknowledges receipt of this Agreement and the 1995 Plan and agrees to all of the terms and conditions contained herein and therein.


OPTIONEE:  __________________________________
                       (Signature)

-----------------------------------------------------------------------
                              (Address)

-----------------------------------------------------------------------
                               (City)


-----------------------------------------------------------------------
            (State)                            (Zip Code)

                                                                   Exhibit 10.7

      DESCRIPTION OF EGAMES, INC. 2005 EMPLOYEE INCENTIVE COMPENSATION PLAN


On June 23, 2004, the Compensation Committee of eGames, Inc. ("eGames", "we" or "our") approved the adoption of a company-wide Employee Incentive Compensation Plan (the "Plan"). The amount of incentive compensation that each employee is eligible to earn under the Plan is contingent on eGames achieving a certain threshold of operating income. Under the Plan, employees are eligible to earn a specified percentage of their total annual salary in incentive compensation. These percentages range from 15% to 35% of an employee's annual salary.

Employees are only eligible to be paid a bonus under the plan if during fiscal 2005 eGames earns operating income of at least $2,500,000, before deducting the $359,000 in bonus expense that would be paid out to employees if the threshold was to be achieved. If employee bonuses are earned, we will distribute these bonus payments following the completion of the annual audit of our fiscal 2005 financial statements by the independent auditors appointed by the eGames Audit Committee.

If during fiscal 2005 we earn more than $2,500,000 in operating income before deducting any bonus expense, then the bonus pool may be increased at the discretion of the Compensation Committee of eGames, Inc.

                                                                   Exhibit 23.1

                         Consent of Independent Auditors

The Board of Directors
eGames, Inc

We consent to the incorporation by reference in the registration statement (No. 333-42661) on Form S-8 of eGames, Inc. of our report dated August 2nd, 2004, with respect to the balance sheet as of June 30, 2004 and the statements of operations, stockholders' equity, and cash flows of eGames, Inc. for the years ended June 30, 2004 and 2003, which report appears in the June 30, 2004 annual report on Form 10-KSB of eGames, Inc.



/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
September 27, 2004

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  September 27, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  September 27, 2004

                                        /s/ Thomas W. Murphy
                                        Thomas W. Murphy
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
September 27, 2004

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

                                                                   Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
September 27, 2004

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.