Form 10QSB
period 2004-09-30
EGAMES INC
filed 2004-11-12
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               Yes (X)    No ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,108,587 shares of common stock, no par value per share, as of November 10, 2004.

Transitional Small Business Disclosure Format (check one): Yes (   )   No ( X )

                                      INDEX

                                                                          Page
                                                                          ----
Part I.        Financial Information

Item 1.        Unaudited Financial Statements:

               Balance Sheet as of September 30, 2004...................    3

               Statements of Operations for the three months
                   ended September 30, 2004 and 2003 ...................    4

               Statements of Cash Flows for the three months
                   ended September 30, 2004 and 2003 ...................    5

               Notes to Financial Statements............................    6

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................    12

               Factors Affecting Future Performance ....................    24

Item 3.        Controls and Procedures .................................    28

Part II        Other Information

Item 6.        Exhibits ................................................    28

Exhibit Index  .........................................................    28

Signatures     .........................................................    29

Exhibits       .........................................................    30

Item 1.  Unaudited Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                      As of
                                                                  September 30,
                                                                      2004
                                                                  -------------

ASSETS
------
Current assets:
   Cash and cash equivalents                                       $ 1,553,840
   Accounts receivable, net of allowances of $849,849                1,121,740
   Inventory, net                                                      842,114
   Prepaid and other expenses                                          473,896
                                                                   -----------
          Total current assets                                       3,991,590

Furniture and equipment, net                                            74,969
Intangible assets                                                       24,089
                                                                   -----------
          Total assets                                             $ 4,090,648
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                $   359,575
   Accrued expenses                                                    312,952
                                                                   -----------
          Total current liabilities                                    672,527
                                                                   -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
         10,340,487 issued and 10,108,587 outstanding)               9,179,827
   Additional paid-in capital                                        1,359,970
   Accumulated deficit                                              (6,620,259)
   Treasury stock, at cost - 231,900 shares                           (501,417)
                                                                   -----------
          Total stockholders' equity                                 3,418,121
                                                                   -----------
          Total liabilities and stockholders' equity               $ 4,090,648
                                                                   ===========




                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                Three Months ended
                                                                   September 30,
                                                            ---------------------------
                                                               2004            2003
                                                            -----------     -----------
Net sales                                                   $ 1,177,829     $ 2,052,472

Cost of sales                                                   571,158         818,185
                                                            -----------     -----------

Gross profit                                                    606,671       1,234,287

Operating expenses:
    Product development                                         239,115         126,390
    Selling, general and administrative                         571,132         602,284
                                                            -----------     -----------

        Total operating expenses                                810,247         728,674
                                                            -----------     -----------

Operating income (loss)                                        (203,576)        505,613

Interest (income) expense, net                                   (1,230)          4,983
                                                            -----------     -----------

Income (loss) before income taxes                              (202,346)        500,630

Provision (benefit) for income taxes                            (18,024)         22,284
                                                            -----------     -----------

Net income (loss)                                          ($   184,322)    $   478,346
                                                            ===========     ===========

Net income (loss) per common share:

         - Basic                                           ($      0.02)    $      0.05
                                                            ===========     ===========
         - Diluted                                         ($      0.02)    $      0.05
                                                            ===========     ===========


Weighted average common shares outstanding - Basic           10,102,673       9,989,337


Dilutive effect of common share equivalents                       - 0 -         483,761
                                                             ----------      ----------

Weighted average common shares
    and common share equivalents outstanding - Diluted       10,102,673      10,473,098
                                                             ==========      ==========

                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months ended
                                                                   September 30,
                                                             -------------------------
                                                                2004           2003
                                                             ----------     ----------
Cash flows from operating activities:
    Net income (loss)                                       ($  184,322)    $  478,346
    Adjustment to reconcile net income (loss) to net
             cash used in operating activities:
    Stock-based compensation                                     18,306          8,058
    Depreciation and amortization                                 8,686          4,152
    Changes in operating assets and liabilities:
             Accounts receivable, net                           412,119       (511,416)
             Inventory, net                                     (27,828)      (110,437)
             Prepaid and other expenses                         (33,766)       (72,109)
             Accounts payable                                   (81,441)        11,001
             Accrued expenses                                  (303,842)       (66,534)
                                                             ----------     ----------
Net cash used in operating activities                          (192,088)      (258,939)
                                                             ----------     ----------

Cash flows from investing activities:
    Purchases of furniture and equipment                         (8,796)        (7,774)
                                                             ----------     ----------
Net cash used in investing activities                            (8,796)        (7,774)
                                                             ----------     ----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                      12,500          - 0 -
                                                             ----------     ----------
Net cash provided by financing activities                        12,500          - 0 -
                                                             ----------     ----------

Net decrease in cash and cash equivalents                      (188,384)      (266,713)

Cash and cash equivalents:
    Beginning of period                                       1,742,224      1,024,237
                                                             ----------     ----------
    End of period                                            $1,553,840     $  757,524
                                                             ==========     ==========


Supplemental cash flow information:

    Cash paid during the period for interest                 $    - 0 -     $    5,475
                                                             ==========     ==========

    Cash paid (refunds received) for income taxes            $   23,550    ($      253)
                                                             ==========     ==========



                 See accompanying notes to financial statements.

eGames, Inc.
Notes to Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. ("eGames", "our" or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. We focus on publishing software games for the PC platform, and while we are preliminarily exploring possible opportunities in the mobile phone game market, we currently do not plan to publish products for any other game platform, such as console devices, hand held game devices, mobile phones and personal digital assistants. Our product line enables us to satisfy consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs or online through the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service the mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as promulgated in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Notes to Financial Statements included in our Form 10-KSB for the fiscal year ended June 30, 2004 should be read in conjunction with the accompanying statements. These statements include all adjustments that management believes are necessary for a fair presentation of the statements. These interim operating results are not necessarily indicative of the results for a full year. Amounts discussed within the "Notes to Financial Statements" have been rounded to the nearest thousand dollars.

Fair Value of Financial Instruments

The recorded amounts of cash, accounts payable and accrued liabilities at September 30, 2004 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

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

Intangible assets

At September 30, 2004, we had intangible assets of approximately $24,000, which related to the Company's trademark registration activities with the United States Patent and Trademark Office. As of September 30, 2004, we had not recorded any amortization expense relating to these assets based upon our evaluation that no impairment has occurred.

Revenue Recognition

                                  Product Sales
                                  -------------

We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements, or direct sales agreements, most of which allow for product returns and price markdowns. We recognize sales revenues from product shipments to these software distributors and retailers that traditionally have sold consumer entertainment PC software products at the time title to our inventory passes to these distributors or retailers, less a provision for anticipated product returns and price markdowns. Title passes to most of these distributors and retailers upon receipt of the product by these customers, because most of these customers require shipping terms of FOB destination. In order to recognize sales revenues associated with customer purchase orders having terms of FOB destination, we perform sales cut-off tests, in which we obtain proof of deliveries from the freight companies that deliver our products to our retail and distribution customers for product shipments made during the last two weeks of a reporting period. The results of these sales cut-off tests are reviewed by our Controller, Chief Financial Officer and independent auditors before the reporting period's earnings release is distributed. Based on the results of the sales cut-off tests, any sales revenue and cost of sales associated with product shipments received by our customers after the reporting period and having FOB destination terms are excluded from the current period's operating results and are deferred until the subsequent reporting period.

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

We have also entered into relationships with certain software distributors that expanded our product distribution into various office superstores, which distribution is governed by consignment sales agreements. Accordingly, revenues from product shipments pursuant to these arrangements are only recognized to the extent that the third-party software distributor has reported to us that the actual product sell-through to end consumers has occurred.

                Provision for Product Returns and Price Markdowns
                -------------------------------------------------

Our provision for anticipated product returns and price markdowns (reflected as a reduction to gross sales) is based upon, among other factors, our analysis of: historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; outstanding return material and price markdown authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which quantities of new products with higher retail price points or unproven genres remain in the retail channel. The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable balance.

Historically, the allowance for product returns and price markdowns has represented a substantial percentage of our gross accounts receivable. As of September 30, 2004, the allowance for product returns and price markdowns was 42% of our gross accounts receivable, compared to 34% of our gross accounts receivable at September 30, 2003. This allowance represents a high percentage of our gross accounts receivable because we have product return and price markdown exposure relating to paid receivables while the physical software units relating to these receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until the physical products are actually returned to us, or sell through to end consumers, we continue to evaluate our product return or price markdown exposure for these units remaining in the retail channel. During these time periods, through customer-provided reports, we have regular and timely visibility of the product sell-through results and remaining unit levels in the retail channel for our titles that help us estimate our exposure for future product returns and price markdowns.

During the quarters ended September 30, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $228,000 and $308,000, respectively, or 17% and 14%, respectively, of related gross sales.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for, among other things, items such as licensing of software and intellectual properties used in our products, estimated tax payments, certain insurance coverage and various service contracts. Prepaid and other expenses are usually expensed as operating expenses on a straight-line basis over the period of time covered by a contract, except for advance licensing and royalty payments, which are usually expensed in cost of sales at contractual rates based on the net sales of the related software titles at retail (see Notes 4 and 7), and income tax payments reflected as income tax provisions when appropriate.

We continually evaluate the recoverability of our advance licensing and royalty payments by evaluating all available information about each title, and in particular the expected volume of future sales. For titles that have achieved a successful launch into their intended retail channels, we charge to cost of sales any amount we determine to be non-recoverable in future periods. For titles that have not yet achieved a successful launch into their intended retail channels, we charge all non-recoverable costs to product development expense. Write-off amounts are recognized in the reporting period in which the determination is reached by management that recoverability in future periods is unlikely.

Marketing Costs

Marketing costs reflected as operating expenses, such as advertising and merchandising fees, are expensed as incurred. These costs were $20,000 and $23,000, respectively, for the quarters ended September 30, 2004 and 2003.

Sales Incentives and Promotional Costs

Sales incentives and promotional costs we incur with distributors and retailers, such as rebates and slotting fees, are recorded as reductions to gross sales as incurred or on a straight-line basis over contractual periods. For the quarters ended September 30, 2004 and 2003, our sales incentives and promotional costs were $88,000 and $58,000, respectively, or 7% and 3%, respectively, of related gross sales.

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

Computation of Net Income (Loss) per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents ("CSE's") outstanding during each period that we report net income. CSE's may include stock options and warrants using the treasury stock method.

Accounting for Stock-Based Compensation

As of July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by applying the fair value method for stock option grants made on or after that date. For stock option grants made prior to July 1, 2002, we recognized stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (see Note 9).

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

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                   $  1,972,000
     Allowance for product returns and price markdowns                (836,000)
     Allowance for bad debts                                           (14,000)
                                                                  ------------
     Accounts receivable, net                                     $  1,122,000
                                                                  ============

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials - warehouse                                    $    153,000
     Finished goods - warehouse                                        751,000
     Product returns - retailer and distributor locations              107,000
                                                                  ------------
                                                                     1,011,000

     Allowance for obsolescence                                       (169,000)
                                                                  ------------
     Inventory, net                                               $    842,000
                                                                  ============

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Royalties                                                    $    247,000
     Insurances                                                        103,000
     Federal tax                                                        61,000
     Retailer slotting fees                                             33,000
     Other expenses                                                     30,000
                                                                  ------------
     Prepaid and other expenses                                   $    474,000
                                                                  ============

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment                                      $    355,000
     Accumulated depreciation                                         (280,000)
                                                                  ------------
     Furniture and equipment, net                                 $     75,000
                                                                  ============

6.  Accrued Expenses

Accrued expenses consists of the following:

     Accrued payroll and vacation                                 $     84,000
     Accrued state income taxes                                         62,000
     Customers with credit balances                                     57,000
     Accrued professional fees                                          41,000
     Other accrued expenses                                             37,000
     Marketing promotions                                               32,000
                                                                  ------------
     Accrued expenses                                             $    313,000
                                                                  ============

7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. Total rent expense amounted to $22,000 and $21,000 for the quarters ended September 30, 2004 and 2003, respectively. As of September 30, 2004, we had future operating lease commitments of $206,000 that are scheduled to be paid as follows: $64,000 in less than one year; $138,000 in one to three years; and $4,000 in three to five years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of September 30, 2004, assuming performance by certain third-party software developers under such agreements, we had future commitments to pay $92,000 in advance royalty payments to various software developers scheduled to be paid as follows: $80,000 in less than one year; and $12,000 in one to three years.

8.  Credit Facility

In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. We expect to renew this facility before its expiration date. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns or customer bad debts. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million.

As of September 30, 2004, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As September 30, 2004, we had not utilized any of this credit facility, although we were eligible to draw up to $500,000 under this credit facility, based upon qualified accounts receivable as of that date.

9.  Accounting for Stock-Based Compensation

As of September 30, 2004, we had one existing stock-based employee compensation plan, which was adopted, amended and restated during 1995. This Plan, known as our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"), is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan allows for such granting of options to purchase shares of our common stock through July 1, 2005, after which date any previously granted options will remain in effect throughout their respective contractual terms.

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

During the quarters ended September 30, 2004 and 2003, we recognized stock-based compensation expense of $18,000 and $8,000, respectively, within our financial statements. All stock options that vested during these quarters had been previously valued under the fair value method, and accordingly no reconciliation of stock-based compensation expense between the valuation methods for APB Opinion No. 25 and SFAS No. 123 is necessary.

10. Dependence on One Large Software Distributor - Atari

Atari is our primary software distributor servicing the North American mass-merchants and other major retailers, such as Wal-Mart, Target, and Best Buy, among others. During the quarter ended September 30, 2004, Atari accounted for $514,000 of our net sales, or 44% of net sales, compared to the quarter ended September 30, 2003, when Atari accounted for $1,569,000 in net sales, or 76% of net sales.

Throughout fiscal 2004 we increased our product distribution through Atari to the major North American mass-merchant retailers by increasing the number of our individual titles carried by these retailers and the number of stores within these retailers' store chains that offer our titles to consumers. During the quarter ended September 30, 2004, one of the largest North American mass -merchant retailers serviced by Atari indicated that it was reducing the number of $9.99 retail priced titles within their PC software departments, in order to expand its offering of higher priced ($19.99 and above) game and productivity titles. This change in this retailer's marketing emphasis had a negative impact on our net sales during the quarter as a result of lower replenishment and initial product orders from Atari due to its changing inventory requirements from this decision.

Our financial condition and ability to continue as a going concern would be significantly affected in the event that we would lose our distribution capability through Atari, or if they would not be able to or willing to make timely receivable payments in the normal course of business. However, because the distribution of PC software to these retailers is a competitive business within itself, there are several alternative distributors that could potentially distribute our products to these retailers if, for example, Atari chose to discontinue distributing our titles, Atari was unable or unwilling to make timely receivable payments in the normal course of business, or if any of these retailers decided to discontinue its relationship with Atari. We can provide no assurance, however, that we would be able to secure agreements with such alternative distributors on commercially reasonable terms or at all, or if such distributors would be acceptable to these retailers.

11. Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about an enterprise's operating segments and related disclosures about our products, geographic areas and major customers.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        -   Possible opportunities in the mobile phone game market;
        - Our anticipation that during fiscal 2005 the majority of our net sales, accounts receivable and related cash receipts will continue to be attributable to Atari;
        - Our expectation that the recent decision by one of North America's largest mass-merchant retailers to decrease the size of its ($9.99 retail priced) jewel case PC game software department chain-wide will continue to impact our financial results for the foreseeable future;
        - The likely increase in product distribution at the retailers and through the distributors that charge sales incentive and promotional fees during the remainder of fiscal 2005, and that these types of costs will continue having a negative impact on our net sales, gross profit and gross profit margin;
        - Our expectation that our gross profit margin will continue to be impacted by higher royalty rates associated with new titles during the remainder of fiscal 2005;
        - Our goal to increase the distribution of our products offered at retail locations to provide us with sufficient profitability and cash flows, as well as continued access to these retail markets;
        - Our launch of a new online games website to complement our existing e-commerce website and the increase in profitability of our overall Internet sales;
        - The increase in our receipt of additional quantities of discontinued titles back from the retail channel for liquidation, along with the liquidation of any remaining quantities of these titles still in our warehouse; and
        - Our intention to ultimately meet the listing standards for the American Stock Exchange and to apply for listing on the American Stock Exchange, or an equivalent exchange.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" beginning on page 24 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

        - The market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;
        - The continued successful business relationship between us and Atari, as our largest customer and our distributor to Wal-Mart, Target, and Best Buy, among others;
        - The amount of shelf space Wal-Mart, Target and Best Buy allocate to ($9.99 retail priced) jewel case PC game software;
        - The amount of unsold product that is returned to us by retail stores and distributors;
        - The amount of price markdowns we grant to retailers and distributors;
        - Our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
        - The continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant and major retailers;
        - Our ability to control the manufacturing and distribution costs of our software titles;
        - The success of our distribution strategy, including the ability to continue to distribute our products into key North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
        - Our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
        -   Downward pricing pressure;

        - Fluctuating costs of developing, producing and marketing our products;
        -   Our ability to license or develop quality content for our products;
        - The success of our efforts to increase website traffic and product sales over the Internet;
        - Consumers' continued demand for affordable consumer entertainment PC software;
        -   Increased competition in the affordable PC software category;

and various other factors set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission on September 27, 2004.

Overview

The following overview is a summary of our operating results as well as some identified trends in our business. We believe that an understanding of these trends is important in order to understand our results for the quarter ended September 30, 2004, as well as our future results. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-QSB, including in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Factors Affecting Future Performance" or the financial statements and the related notes.

About eGames

We publish, market and sell consumer entertainment PC software games to consumers seeking a broad range of high-quality, affordably priced PC games, either on CDs or online at www.egames.com. We focus on publishing software games for the PC platform, and while we are preliminarily exploring possible opportunities in the mobile phone game market, we currently do not plan to publish products for any other game platform, such as console devices, hand held game devices, mobile phones and personal digital assistants. In North America, our PC games are distributed primarily through third-party software distributors who service the mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

We promote the eGames(TM) and Home Office Help(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate eGames software products to retailers and consumers. We also publish and market RealAge(R) Games & Skills, a collection of PC software activities and games designed to help build and maintain mental sharpness.

Summary of First Quarter Fiscal 2005 Financial Results

Net sales decreased by $874,000, or 43%, to $1,178,000 for the three months ended September 30, 2004, compared to $2,052,000 in net sales for the three months ended September 30, 2003. The $874,000 decrease in net sales was caused by a $927,000 decrease in net sales to software distributors that serve the major North American mass-merchant retailers, which was partially offset by increases in Internet and inventory liquidation net sales.

For the quarter ended September 30, 2004, we experienced a net loss of $184,000, or $0.02 per diluted share, compared to net income of $478,000, or $0.05 per diluted share, for the quarter ended September 30, 2003. This $662,000 decline in profitability for the quarter ended September 30, 2004 compared to the year ago quarter was caused primarily by a decrease in gross profit resulting from lower net sales, combined with a lower gross profit margin and higher operating expenses associated with the write-off of costs related to the RealAge Games & Skills project.

During the quarter ended September 30, 2004, we experienced a decrease in cash of $188,000, compared to the year ago quarter when cash decreased by $267,000. The $188,000 decrease in cash during the current quarter resulted from $192,000 in cash used in operating activities (as a result of the $184,000 net loss) and $9,000 in cash used in investing activities (for computer network upgrades), which were partially offset by $13,000 in cash provided by financing activities (in proceeds from stock option exercises).

Primary Trends in our Business

              Dependence on One Large Software Distributor - Atari
              ----------------------------------------------------

We continue to have a highly concentrated customer base of a few large software distributors and retailers. Atari is our primary software distributor serving the mass-merchant and major retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During the three months ended September 30, 2004, Wal-Mart accounted for about half of our business with Atari, while Best Buy and Target accounted for most of our remaining units sold through Atari. During the quarter ended September 30, 2004, we recognized net sales to Atari of $514,000, which represented 44% of our total net sales, compared to the quarter ended September 30, 2003, when we had $1,569,000 in net sales to Atari, which represented 76% of our total net sales. As of September 30, 2004, Atari represented 57% of our total net accounts receivable, compared to September 30, 2003 when Atari represented 82% of our total net accounts receivable. Additionally, during the quarters ended September 30, 2004 and 2003, we collected receivable payments of $1.1 million and $1.0 million, respectively, from Atari, which represented 69% and 72%, respectively, of our total customer receipts during those quarters.

We anticipate that during fiscal 2005 the majority of our net sales, accounts receivable and related cash receipts will continue to be attributable to Atari. Our financial condition and ability to continue as a going concern would be significantly affected if we lost our distribution capability through Atari, if the amount of net sales to Atari were to substantially decrease, or if Atari would not be able or willing to make timely receivable payments to us in the normal course of business.

         The Affordable Jewel Case PC Game Software Market is Shrinking
         --------------------------------------------------------------

The affordable ($9.99 retail priced) jewel case PC game software market is not growing and is in fact decreasing in size. An indication of this trend was the recent decision by one of North America's largest mass-merchant retailers to decrease the size of its ($9.99 retail priced) jewel case PC game software department chain-wide, which has more than halved the number of our titles that are now being sold in that retailer's stores. This event negatively affected our net sales and operating results for the quarter ended September 30, 2004 and we expect that it will continue to impact our results for the foreseeable future. We have begun launching titles in the productivity software market, and are also exploring different PC game genres that have recently performed well. In addition to these strategies, we have launched a new online game website, with free online game play and chat rooms, in an effort to tap into potential revenue streams from the growing online game market. We cannot predict whether these new opportunities and strategies will be effective in increasing net sales and offsetting the decreases in net sales caused by recent reductions in the affordable PC game software market at retail.

                       Product Returns and Price Markdowns
                       -----------------------------------

During the quarter ended September 30, 2004, our provision for product returns and price markdowns for customers that have traditionally sold PC software increased to 17% of related gross sales, compared to 14% of related gross sales for the year ago quarter.

                     Sales Incentives and Promotional Costs
                     --------------------------------------

During the quarters ended September 30, 2004 and 2003, these types of fees (recognized as reductions to gross sales) were $88,000 and $58,000, respectively, or 7% and 3%, respectively, of related gross sales. For the remainder of fiscal 2005, our product distribution will likely increase at the retailers and through the distributors that charge such fees, and so we expect these types of costs to continue having a negative impact on our net sales, gross profit and gross profit margin.

                               Gross Profit Margin
                               -------------------

During the quarter ended September 30, 2004, our gross profit margin declined to 51.5%, compared to 60.1% for the quarter ended September 30, 2003. This 8.6% decrease in the gross profit margin was due to increases, as a percentage of net sales, of: 4.1% in royalty costs related to product mix and the write-off of advanced royalties related to titles discontinued at retail; 2.3% in freight costs due to lower sales to software distributors within the United States, and 2.2% in other cost of sales traceable to inventory liquidation sales. For the remainder of fiscal 2005, we expect that our gross profit margin will continue to be impacted by higher royalty rates associated with new titles, combined with continued pricing pressures from software distributors and retailers.

                     Employee Incentive Compensation Expense
                     ---------------------------------------

During the quarter ended September 30, 2004, we did not accrue any expense relating to the fiscal 2005 employee incentive compensation plan due to the net loss we experienced, and our uncertainty that we would achieve the operating income threshold required for bonus payments to be made pursuant to that plan. This is in contrast to the quarter ended September 30, 2003, which included approximately $75,000 in compensation expense ($13,000 in product development expense and $62,000 in selling, general and administrative expense) relating to accruals for anticipated bonus payments under the fiscal 2004 employee incentive compensation plan.

Critical Accounting Policies and Estimates

Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our revenue recognition and inventory valuation accounting policies require us to make significant judgments and estimates that could materially affect the amount of revenue we recognize, the cost of sales we expense, and the values of our inventory and accounts receivable. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates for product returns, price markdowns, customer bad debts, inventory obsolescence, income taxes, contingencies and litigation risks. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Key Assumptions

Our provision for anticipated product returns and price markdowns is based on the assumptions we make after evaluating various factors, including: our analysis of historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; outstanding return material and price markdown authorizations; and the extent to which units of new products with higher price points or unproven genres remain in the retail channel.

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

Key Assumptions

Our provision for inventory obsolescence is based on the assumptions we make after evaluating various factors related to the remaining value of existing warehouse and field inventory units, including: estimating the remaining product life of existing titles based on how long the titles have been out at retail; analyzing the trend of current product sell-through results to consumers for existing titles; identification of competitors' new products with capabilities or technologies that could replace or shorten the lifecycles of our existing titles; assessing the potential for litigation that may terminate our ability to sell existing titles containing certain product content; monitoring of expiration dates of licensing agreements with software developers related to content within existing titles that could stop our further distribution of certain titles; and tracking the current market value for remaining units of discontinued titles based on recent liquidation sales of similar products.

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

Quarter Ended September 30, 2004 Compared to the Quarter Ended
September 30, 2003

Net Sales

Net sales decreased by $874,000, or 43%, to $1,178,000 for the three months ended September 30, 2004, compared to $2,052,000 in net sales for the three months ended September 30, 2003. The $874,000 decrease in net sales was caused by a $927,000 decrease in net sales to software distributors that service the major North American mass-merchant retailers due to the effects of less retail shelf space being allocated to $9.99 retail priced PC software products, combined with less promotional box titles being sold in the current quarter compared to the year ago quarter. Additionally, direct sales to various retailers decreased by $10,000, while Internet sales and inventory liquidation sales increased by $25,000 and $38,000, respectively, during the same period.

The following table represents our net sales by distribution channel for the quarters ended September 30, 2004 and 2003:

                                Net Sales by Distribution Channel
                                ---------------------------------
                                          Quarters ended
                                           September 30,
                             -----------------------------------------

                                                                             Increase      %
Distribution Channel              2004       %           2003      %        (Decrease)  Change
----------------------------------------------------------------------------------------------
Software Distributors        $   815,000    69%     $ 1,742,000    85%     ($ 927,000)   (53%)
Software Retailers               160,000    14%         170,000     8%        (10,000)    (6%)
Licensing                        101,000     9%         101,000     5%          - 0 -     n/m
Internet                          64,000     5%          39,000     2%         25,000     64%
Inventory Liquidators             38,000     3%           - 0 -    n/m         38,000     n/m
----------------------------------------------------------------------------------------------
Totals                       $ 1,178,000   100%     $ 2,052,000   100%     ($ 874,000)   (43%)
                             ===========   ====     ===========   ====      =========     ===

The overall decrease in net sales was primarily driven by decreased sales of our products to our largest software distributor, Atari, which services many of the larger North American mass-merchant and major retailers (such as Wal-Mart, Target and Best Buy). Partially offsetting this net sales decrease were net sales increases resulting from expanded distribution of our products to major office superstores within the United States, such as Office Max, through Take Two Interactive's software distribution division, along with increased product distribution to various Canadian retailers, such as EB Games, Future Shop, Radio Shack and Business Depot through software distributors such as Jack of All Games and Softek.

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

                              Software Distributors
                              ---------------------

For the quarter ended September 30, 2004, net sales to software distributors amounted to $815,000, which represented a decrease of $927,000 or 53% from the quarter ended September 30, 2003. For the quarter ended September 30, 2004, net sales to software distributors decreased to 69% of total net sales, compared to 85% of total net sales for the quarter ended September 30, 2003.

For the quarter ended September 30, 2004, the $927,000 decrease in net sales to software distributors was predominantly driven by the $1,055,000 decrease in net sales to Atari that resulted from:

   o The impact on replenishment and initial product orders related to the recent decision by one of North America's largest mass-merchant retailers to change its marketing emphasis to feature higher retail price point ($19.99 and above) game and productivity titles, thereby reducing the retail shelf space allocated to PC game software titles at the $9.99 retail price point;

   o No sales during the quarter ended September 30, 2004 of certain promotional box titles retail priced at $19.99, which in the year ago quarter had represented approximately $280,000 in net sales; combined with

   o Decreased demand for value priced game software, in general, which we believe has been caused in part by increased competition in the overall consumer entertainment marketplace from a growing number of alternative game-playing technologies available to consumers, including game consoles, hand-held game devices, mobile phones and online game websites.

Partially offsetting this decrease in net sales to Atari were net sales increases of:

   o  $51,000 to Take Two Interactive,
   o  $44,000 to Softek, and
   o  $26,000 to Jack of All Games.

              Dependence on One Large Software Distributor - Atari
              ----------------------------------------------------

Atari is our primary software distributor serving the mass-merchants and major retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During the quarter ended September 30, 2004, Atari accounted for $514,000, or 44%, of our net sales, compared to the quarter ended September 30, 2003 when Atari accounted for $1,569,000, or 76%, of our net sales.

During the quarter ended September 30, 2004, we continued to rely heavily on our product distribution through Atari to the major North American mass-merchant retailers, although Atari's percentage of our total business declined to 44% of net sales. Our financial condition and ability to continue as a going concern would be significantly affected in the event that we would lose our distribution capability through Atari, or if the amount of net sales to Atari were to substantially decrease over a short period of time. The distribution of PC software to these retailers is a competitive business within itself, and there are several alternative distributors that could potentially distribute our products to these retailers if, for example, Atari chose to discontinue distributing our titles, Atari was not able or willing to make timely receivable payments in the normal course of business or if any of these retailers decided to discontinue its relationship with Atari. We can provide no assurance, however, that we would be able to secure agreements with alternative distributors on commercially reasonable terms or at all, or if such distributors would be acceptable to these retailers.

                               Software Retailers
                               ------------------

For the quarter ended September 30, 2004, net sales made directly to software retailers were $160,000, which represented a $10,000 decrease compared to the quarter ended September 30, 2003. This $10,000 decrease in net sales made directly to software retailers resulted primarily from a $29,000 decrease in net sales to CompUSA due to a reduced number of our titles being offered at CompUSA stores, which was partially offset by various net sales increases to other retailers.

                                    Licensing
                                    ---------

During the quarter ended September 30, 2004, licensing revenues were generated primarily from sales made by our international software distributors under a series of licensing agreements covering various territories outside of North America, with the majority of our licensing revenues originating from Germany, the United Kingdom, and Brazil. For the quarters ended September 30, 2004 and 2003, licensing revenues amounted to $101,000 for both periods, and represented 9% and 5%, respectively, of net sales during these quarters.

                                    Internet
                                    --------

Internet sales were $64,000 and $39,000 for the quarters ended September 30, 2004 and 2003, respectively, and represented 5% and 2%, respectively, of net sales during these quarters. This $25,000 increase in Internet sales during the quarter ended September 30, 2004 represented a 64% rise from the year ago quarter, and resulted from our decision to manage our Internet sales internally in order to more effectively market our titles on the Internet.

In October 2004, we launched a new online games website, www.egamesonline.com, which is intended to complement our existing e-commerce website and increase the profitability of our overall Internet sales, through additional advertising revenues, and downloadable demos that are designed to generate incremental sales on the main eGames website by cross-promoting the full game versions of those eGames titles.

                              Inventory Liquidators
                              ---------------------

For the quarter ended September 30, 2004, net sales to inventory liquidators were $38,000 and represented 3% of total net sales, compared to no such sales during the year ago quarter. Net sales to inventory liquidators consist of sales of residual inventory titles that have been discontinued at retail because these titles have reached the end of their product lifecycles. As retailers continue to routinely change the mix of software titles displayed on their store shelves
- usually on a quarterly basis - we expect to receive additional quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any remaining quantities of these titles still in our warehouse. Inventory liquidation sales are usually made at discount prices, below a product's previous wholesale price point, and are usually sold to these inventory liquidators with no right to return products or to receive price markdowns.

                       Product Returns and Price Markdowns
                       -----------------------------------

During the quarters ended September 30, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $228,000 and $308,000, respectively, or 17% and 14%, respectively, of related gross sales. This $80,000 decrease in the provisions for product returns and price markdowns resulted from a 38% decrease in gross sales compared to the year ago quarter, that was partially offset by a higher provision rate needed against the current quarter's gross sales to maintain an adequate allowance for product returns and price markdowns based upon our evaluation of the salability of the titles remaining in the retail channel as of September 30, 2004.

                     Sales Incentives and Promotional Costs
                     --------------------------------------

In order to gain or maintain retail shelf space for our titles, we incur sales incentives and promotional costs from distributors and retailers, such as rebates and slotting fees, and recognize them as reductions to gross sales. During the quarters ended September 30, 2004 and 2003, our sales incentives and promotional costs were $88,000 and $58,000, respectively, or 7% and 3%, respectively, of related gross sales. For the remainder of fiscal 2005, we plan to increase our product distribution at the retailers and through the distributors that charge such fees, and so we expect these types of costs to continue impacting our net sales, gross profit and gross profit margin.

Cost of Sales

Cost of sales consists of the following costs that are associated with the publishing of our PC games for retail distribution: actual product costs; royalty costs incurred with third-party software developers for licensing product content; freight and handling costs; inventory obsolescence provisions and other costs.

The following table represents our cost of sales for the quarters ended September 30, 2004 and 2003:

September 30,    % of         September 30,    % of          Increase       %
    2004       net sales          2003       net sales      (Decrease)   Change
-------------------------------------------------------------------------------
 $ 571,000       48.5%         $ 818,000       39.9%        ($ 247,000)  (30.2%)

During the quarter ended September 30, 2004, cost of sales decreased by $247,000, or 30.2%, to $571,000, due to the 43% decrease in overall net sales, which was partially offset by a higher cost of sales percentage on those reduced sales.

For the quarter ended September 30, 2004, cost of sales, as a percentage of net sales, increased to 48.5% from 39.9% for the quarter ended September 30, 2003. This 8.6% increase in cost of sales, as a percentage of net sales, was due to:

   o a 4.1% increase in royalty costs resulting from product mix changes and the write-off of advance royalty payments related to various game titles removed from retail distribution;
   o a 2.3% increase in freight costs due to a smaller proportion of sales to software distributors within the United States, combined with a greater percentage of higher costing product deliveries made to Canadian distributors and to North American retailers; and
   o a 2.2% increase in other costs related primarily to increased inventory liquidation sales.

For the remainder of fiscal 2005, we expect our gross profit margin to continue to be impacted by higher average royalty rates associated with our new titles, combined with continued pricing pressures from our distributors and retailers (such as sales incentives and promotional costs reflected as selling price adjustments), as we attempt to maintain or increase our share of retail shelf space.

Product Development

Product Development expenses consist of personnel costs related to product management, quality assurance testing, packaging design and website administration, along with outside services for product ratings and website maintenance, in addition to non-recoverable project costs related to products prior to achieving a successful launch into their intended retail channels.

The following table represents our product development expenses for the quarters ended September 30, 2004 and 2003:

September 30,    % of         September 30,    % of          Increase      %
    2004       net sales          2003       net sales      (Decrease)   Change
-------------------------------------------------------------------------------
 $ 239,000       20.3%         $ 126,000       6.2%         $ 113,000     89.7%

For the quarter ended September 30, 2004, product development expenses increased by $113,000, or 89.7%, to $239,000, compared to the quarter ended September 30, 2003. This expense increase resulted from the write-off of $122,000 in capitalized licensing and inventory costs related to the RealAge Games & Skills title due to our determination during the quarter that the recovery of these costs in future periods was unlikely, based upon our consideration of all available information, and in particular on the expected amount of any future sales.

The write-off of these costs was charged to product development expense, rather than to cost of sales, because we determined that these costs were related to a business development project that had not yet achieved a successful launch into its intended retail channels. This project was not designed for traditional retail distribution through our normal business operations, but rather through alternative retail distribution channels such as direct response TV and direct to consumer marketing campaigns. To date, all of our efforts to launch this title and brand into its intended retail channels have been unsuccessful, and we are currently evaluating its future commercial viability. The RealAge Games & Skills brand was developed during fiscal 2004, in an attempt to attract new consumers to the PC game category by providing consumers with a compelling reason to play PC games because they can help maintain mental sharpness.

Selling, General and Administrative

Selling, General and Administrative expenses consist of personnel related costs, insurance costs, stock-based compensation expense, professional service fees for legal, accounting and public relations, along with occupancy costs including rent, utilities and phones.

The following table represents our selling, general and administrative expenses for the quarters ended September 30, 2004 and 2003:

September 30,     % of        September 30,    % of          Increase      %
    2004       net sales          2003       net sales      (Decrease)   Change
-------------------------------------------------------------------------------
 $ 571,000       48.5%         $ 602,000       29.3%        ($ 31,000)   (5.1%)

For the quarter ended September 30, 2004, selling, general and administrative expenses decreased by $31,000 to $571,000 compared to the quarter ended September 30, 2003. This $31,000 expense decrease was caused by a $40,000 decrease in public relations costs associated with the RealAge Games & Skills brand, which was partially offset by a $10,000 increase in stock-based compensation expense relating to the vesting of stock options. During the remainder of fiscal 2005, we anticipate incurring additional expenses relating to our compliance efforts associated with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Interest (Income) Expense, net

The following table represents our net interest income for the quarter ended September 30, 2004 and our net interest expense for the quarter ended September 30, 2003:

September 30,     % of        September 30,    % of          Increase      %
    2004       net sales          2003       net sales      (Decrease)   Change
-------------------------------------------------------------------------------
 ($ 1,000)       (0.1%)         $ 5,000         0.2%        ($ 6,000)   (120.0%)

For the quarter ended September 30, 2004, we earned net interest income of $1,000 compared to recognizing $5,000 in net interest expense in the quarter ended September 30, 2003.

Provision (Benefit) for Income Taxes

The following table represents our income tax benefit for the quarter ended September 30, 2004 and our income tax provision for the quarter ended September 30, 2003:

September 30,     % of        September 30,    % of          Increase      %
    2004       net sales          2003       net sales      (Decrease)   Change
-------------------------------------------------------------------------------
 ($ 18,000)      (1.5%)         $ 22,000       1.1%         ($ 40,000)  (181.8%)

For the quarter ended September 30, 2004, our benefit for income taxes was $18,000 compared to the year ago quarter's provision for income taxes of $22,000. This $40,000 decrease in the provision for income taxes related to the estimated taxable loss for state income purposes during the current quarter compared to the estimated taxable income for state income tax purposes for the year ago quarter. As of the beginning of fiscal 2005, we had approximately $2.3 million in net operating loss carry-forwards ("NOL's") available to offset future taxable income for federal income tax purposes.

Net Income (Loss)

The following table represents our net loss for the quarter ended September 30, 2004 and our net income for the quarter ended September 30, 2003:

September 30,     % of        September 30,    % of         Increase       %
    2004       net sales          2003       net sales     (Decrease)    Change
-------------------------------------------------------------------------------
($ 184,000)     (15.6%)        $ 478,000       23.3%       ($ 662,000)  (138.5%)

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 370,425 for the quarter ended September 30, 2004 to 10,102,673 from 10,473,098 for the quarter ended September 30, 2003. The current quarter's decrease in the diluted basis calculation of weighted average common shares resulted from this quarter's amount not including any common share equivalents due to the quarter's net loss, compared to the year ago quarter's amount that did include common share equivalents.

Liquidity and Capital Resources

                                                  As of
                                              September 30,
                                        ------------------------

                                            2004          2003        Change
                                        -------------------------------------
Cash and cash equivalents               $ 1,554,000    $ 758,000    $ 796,000
                                        ===========    =========    =========

            Percent of total assets          38%           23%
                                             ===           ===


                                                   Quarters
                                                 September 30,
                                           -----------------------

                                              2004          2003       Change
                                           -----------------------------------


Cash used in operating activities          ($ 192,000)   ($259,000)   $ 67,000
Cash used in investing activities              (9,000)      (8,000)     (1,000)
Cash provided by financing activities          13,000        - 0 -      13,000
                                           -----------------------------------
Net decrease in cash and cash equivalents  ($ 188,000)  ($ 267,000)   $ 79,000
                                            =========    =========    ========


Changes in Cash Flow, Operating Activities

During the quarter ended September 30, 2004, we had $192,000 of cash used in operating activities compared to $259,000 of cash used in operating activities for the quarter ended September 30, 2003. The $192,000 of cash used in operating activities for the quarter ended September 30, 2004 resulted primarily from the $184,000 net loss we experienced, combined with reductions in:

   o Accrued expenses traceable to employee bonus payments made pursuant to the fiscal 2004 employee incentive compensation plan; and
   o Accounts payable resulting from accelerated vendor payments in exchange for obtaining cash discounts, combined with lower purchasing requirements traceable to lower sales volumes.

Partially offsetting these cash uses, was the cash provided from additional customer receivable payments received during the quarter ended September 30, 2004.

                            Accounts Receivable, net
                            ------------------------

During the quarter ended September 30, 2004, net accounts receivable decreased by $412,000, which reflected a $732,000 decrease in gross accounts receivable and a $320,000 decrease in our allowances for product returns, price markdowns and bad debts. The $412,000 decrease in net accounts receivable for the current quarter resulted directly from receiving $1.6 million in cash from our customers, which exceeded the $1.2 million in net sales during the quarter.

Generally, we have been able to collect our net accounts receivable in the ordinary course of business, but have from time to time experienced periods of slowness in customer payments. Accordingly, we continually monitor our receivable balances and communicate with our customers in order to expedite their payments of past due amounts or to process authorized credits for product returns and price markdowns. Since we do not hold any collateral to secure payment from any of our customers and because most of our customers have the right to return products and receive price markdowns that can be used to reduce their payments to us, the valuation of our accounts receivable is continually reviewed and analyzed in order to help anticipate any liquidity issues that could result from our inability to collect a receivable balance in the normal course of business.

We continue to have a highly concentrated customer base consisting of a few large software distributors and retailers. In particular, as of September 30, 2004, our largest software distributor, Atari, represented 57% of our net accounts receivable, compared to September 30, 2003, when Atari represented 82% of our net accounts receivable. Additionally, during the quarters ended September 30, 2004 and 2003, we collected receivable payments of $1.1 million and $1.0 million, respectively, from Atari, which represented 69% and 72%, respectively, of our total customer receipts during those quarters. Our ability to collect, in a timely manner, the net receivable amount owed by Atari remains critical for us to be able to meet our financial obligations and to fund normal operations. If at any time Atari would become unable or unwilling to make its receivable payments to us in a timely manner, our ability to continue ongoing operations would be significantly impaired.

                                 Inventory, net
                                 --------------

During the quarter ended September 30, 2004, we experienced a $28,000 increase in net inventory, which resulted from a $76,000 increase in our gross inventory that was partially offset by a $48,000 increase in the allowance for inventory obsolescence. The increase in our gross inventory was largely due to many of our newly manufactured titles not being shipped to Atari within the current quarter, as a result of the recent decision by one of North America's largest mass-merchant retailers to reduce the size of its ($9.99 retail priced) jewel case PC software department, which had a negative impact on both replenishment and initial product orders from Atari during the quarter ended September 30, 2004. We anticipate that this change at retail will continue to negatively impact our net sales and inventory levels for the remainder of fiscal 2005.

                           Prepaid and Other Expenses
                           --------------------------

During the quarter ended September 30, 2004, prepaid and other expenses increased by $34,000 due to payments related to insurances and federal taxes, which were partially offset by a decrease in advanced royalties due to amounts written off that related to certain discontinued titles.

                                Accounts Payable
                                ----------------

During the quarter ended September 30, 2004, our accounts payable decreased by $81,000, which resulted from our continued acceleration of payments to certain trade vendors in exchange for receiving cash discounts, combined with decreased purchasing requirements traceable to reduced sales activity. During the quarter ended September 30, 2004, our vendor cash discounts amounted to $20,000.

                                Accrued Expenses
                                ----------------

During the quarter ended September 30, 2004, our accrued expenses decreased by $304,000 as a result of employee bonus payments made pursuant to the fiscal 2004 employee incentive compensation plan. There was no such expense accrual made during the current quarter relating to the fiscal 2005 employee incentive compensation plan due to the net loss we experienced, and our uncertainty that we would achieve the operating income threshold required for bonus payments to be made pursuant to that plan.

Changes in Cash Flow, Non-Operating Activities

For the quarter ended September 30, 2004, we had net cash used from investing activities of $9,000 for equipment upgrades to our computer network. For the quarter ended September 30, 2004, we had $13,000 in net cash provided by financing activities from the proceeds related to the exercise of options to purchase shares of our common stock.

Credit Facility

In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. We expect to renew this facility before its expiration date. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $500,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. This credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $1.5 million. As of November 10, 2004, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of November 10, 2004, we had not utilized any of this credit facility, although we were eligible to draw up to $500,000 under this credit facility, based upon qualified accounts receivable as of that date.

Contractual Obligations and Commitments

We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. As of September 30, 2004, we had future operating lease commitments of $206,000, as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. As of September 30, 2004, assuming performance by certain third-party software developers under such agreements, we had commitments to pay $92,000 in future advance royalty payments to various software developers as reflected in the table below. These commitments are expected to be funded by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments.

                                                    Payments Due by Period
                              ---------------------------------------------------------------

                                            Less than        1-3           3-5      More than
Contractual Obligations         Total        1 year         years         years      5 years
---------------------------------------------------------------------------------------------
Operating leases              $ 206,000     $  64,000     $ 138,000     $ 4,000      $  - 0 -
Advanced royalties               92,000        80,000        12,000       - 0 -         - 0 -
---------------------------------------------------------------------------------------------
Totals                        $ 298,000     $ 144,000     $ 150,000     $ 4,000      $  - 0 -
                              =========     =========     =========     =======      ========

Liquidity Risk

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

There are significant challenges that we will need to successfully manage in order to fund our operations in the future. These challenges include, but are not limited to, maintaining our relationships with our principal distributors and retailers, maintaining timely receivable payments from our concentrated group of distributors and retailers, in addition to maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be severely impacted if Atari, and to a lesser extent Take Two Interactive, Softek or EB Carlson, did not make receivable payments to us on a timely basis, or if other business conditions caused them to fail to pay us at all.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant market factors are the market acceptance and sell-through rates of our products to consumers, and the shelf space allocated to our products at retail. If any of our software titles do not sell through to consumers at a rate acceptable to retailers, then we could be exposed to unanticipated product return and price markdown credit authorizations that could then be used by distributors and retailers to reduce their upcoming receivable payments to us, along with a reduction in retailer and/or distributor replenishment orders for these products. If we experienced a negative trend in any of these factors, we may not be able to maintain positive cash flow. Additional outside financing to supplement our cash flow from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of potential stockholder dilution it may cause or other costs associated with such financing that we could not accept.

Listing of Our Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol EGAM. It is our intention to ultimately meet the listing standards for the American Stock Exchange. If we are able to achieve these standards, we plan to apply for listing on the American Stock Exchange, or an equivalent exchange, at that time.

FACTORS AFFECTING FUTURE PERFORMANCE

Our business is subject to many risks and uncertainties that could affect our future financial performance. The following discussion highlights some of the more important risks we have identified, but they may not be the only factors that could affect our future performance.

A significant part of our sales come from a limited number of customers, and if we are unable to continue viable business relationships with key distributors and retailers, this could materially harm our business. The majority of our current sales are to software distributors that service the mass-market and major retailers in North America, and therefore our business relies on a concentrated group of these large customers. Atari is our primary North American distributor servicing the major mass-merchant retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During fiscal 2004, Wal-Mart accounted for about half of our unit sales to Atari, while Best Buy and Target accounted for most of our remaining business with Atari. During the first quarter of fiscal 2005, the decision by one of North America's largest mass-merchant retailers to decrease the size of its PC game software department (allocated to $9.99 jewel case titles) chain-wide more than halved the number of our titles that are now being sold in that retailer's stores. This event negatively affected our net sales and operating results for the quarter ended September 30, 2004, and we expect that it will continue to impact our results for the foreseeable future.

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

We do not have long-term agreements with the primary distributors of our products (Atari, Take Two Interactive, Jack of All Games, Softek and E.B. Carlson), and the terms of our business relationships with these distributors do not require them to purchase our products. If these distributors were to stop distributing our products, our sales would decline substantially and in a brief period of time. In addition, if distributors of our products were only willing to distribute our products on terms that were commercially unacceptable to us, our financial condition would be materially harmed. We also might not be successful in distributing our products directly to key retailers. Even if we were successful in selling our products directly to these retailers, it might be on terms that are not commercially acceptable. Our inability to negotiate commercially viable distribution relationships with major software retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

The consumer entertainment PC software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for a limited amount of shelf space, which has diminished over time. Retailers have a finite amount of shelf space on which to display consumer entertainment PC software products, and changes to shelf space allocations, such as the ones that recently occurred at a major retailer, will negatively affect our future sales and operating results. There is intense competition among consumer entertainment PC software publishers for retail shelf space and promotional support from retailers. The competition for retail shelf space continues to intensify and we are seeing shifts in the retail marketing of PC software games that are likely to continue to affect our operating results. Competition for retail shelf space also results in greater leverage for retailers and distributors in negotiating terms of sale, including price markdowns and product return policies, and our larger competitors may have more leverage than we do to negotiate more and better-positioned shelf space than we do. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our operating results and financial condition would be negatively impacted.

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. Our profitability is dependent on our ability to publish and get into retail stores successful new PC software titles. Consumer preferences for entertainment PC software products are difficult to predict and few products achieve sustained market acceptance. The market for consumer entertainment PC software is also subject to shifts in consumer preferences and typical product life cycles of no more than six to fifteen months. New products we introduce may not achieve any significant degree of market acceptance, or the product life cycles may not be long enough for us to recover advance royalty, inventory, development, marketing and promotional costs. Also, if a product does not sell through to consumers at a rate satisfactory to our retailers or distributors, we could be forced to accept substantial product returns or be required to issue significant price markdowns to maintain our relationships with these distributors and retailers. We may also lose retail shelf space if our products do not sell through to consumers at satisfactory rates to the retailers. Failure of new products to achieve or sustain market acceptance would adversely impact our business, operating results and financial condition.

We may need additional funds, and we may not be able to obtain such funding if we need it. In September 2003, we entered into a $500,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2004. We expect to renew this facility before its expiration date. Our capital requirements are currently funded from the cash flow generated from product sales and our $500,000 credit facility with Hudson United Bank. This credit facility is subject to limitations based on the value of our accounts receivable, and therefore working capital may not be available to us when we need it. Our ability to continue operations essentially requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations in the future.

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

If our major distributors or retailers are not able to or are unwilling to pay us at all or within the normal course of business, this would materially harm our financial condition. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and some of these companies have failed. If any significant retailer or distributor of our products experienced financial difficulties, became insolvent, or went out of business, this would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. If any of our major distribution or retail customers failed to pay an outstanding receivable, particularly Atari, which as of September 30, 2004 represented 57% of our total net accounts receivable balance, our business, operating results and financial condition would be significantly harmed.

Our distributors and retailers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time revenue is recognized for sales to traditional software retailers and distributors servicing such retailers. These allowances are based upon, among other factors, our analysis of: historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; outstanding return material and price markdown authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which quantities of new products with higher retail price points or unproven genres remain in the retail channel. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed our allowances for these anticipated amounts, particularly for products that have higher price points than our typical $9.99 jewel case products, or are in genres that have not been proven to be successful for us, which would negatively impact our future results of operations.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Comparative sequential and year-to-year quarterly operating results may provide little meaningful information or guidance because of our relatively small size and the impact on our net sales resulting from the timing of purchase orders from retailers and distributors and other changes in market forces. Fluctuations in quarterly operating results will depend upon many factors including:

    o   Seasonality of consumer entertainment PC software purchases;
    o   Shelf space allocations by major retailers;
    o   Timing of major distributor and retailer purchase orders;
    o   Amount and timing of product returns and price markdowns; and
    o Timing of our new product introductions, product enhancements and those of our competitors.

Products are usually shipped within days following the receipt of customer orders so we typically operate with little or no backlog. Therefore, net sales in any reporting period are usually dependent on orders booked, shipped and received by our customers during each reporting period.

We are exposed to seasonality in the purchases of our products. The PC game software industry is highly seasonal, with sales tending to be higher during the quarter ending December 31st. This is due to increased demand for PC software games during the back-to-school and holiday selling seasons primarily because retailers experience greater store traffic during these periods. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss out on key selling periods - typically referred to as merchandising "resets" - such as the year-end holiday buying season. Our ability to maintain adequate liquidity to satisfy critical software developers with required advance royalty payments and paying our manufacturing vendors within acceptable timeframes are critical to avoiding any delays in having product available for sale throughout the year, but especially during seasonal peaks in demand. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet these critical selling periods, our net sales and operating results would be adversely affected. Additionally, if our products do not adequately sell-in to our customers' retail locations or sell-through to consumers at these retail locations during these key selling periods, our financial results for the entire fiscal year would be adversely affected.

We rely entirely on third party independent software developers for our product content, and therefore our success depends on our ability to secure commercially viable licensing agreements with these developers. Independent software developers develop all of the content for our software titles. Our success in introducing new high quality PC software titles depends on our ability to maintain relationships and obtain licensing agreements on favorable terms with skilled independent software developers. Increased competition for the licensing rights to quality consumer entertainment PC software content has compelled us to agree to increasingly higher advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors and PC software game developers. If the products subject to these advance and minimum payments do not generate sufficient sales volumes to recover these costs, this would have a negative impact on our financial results. Additionally, if we are not able to obtain quality content on commercially viable terms from independent software developers, this would also adversely affect our business.

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

We may experience unique risks with our international revenues and distribution efforts. International net revenues, primarily consisting of licensing revenues, represented 9% of our net sales for the quarter ended September 30, 2004. We anticipate that in fiscal 2005 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party licensees, the business failure of any one of these licensees, and the resulting inability for us to collect the related outstanding licensing receivable, could have a material adverse effect on our financial condition.

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6.  Exhibits


Exhibit No.                  Description of Exhibit
-----------                  ----------------------

   10.1        1995 Amended and Restated Stock Option Plan
   31.1        Certification of Gerald W. Klein as President and Chief
               Executive Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification of Thomas W. Murphy as Vice President and Chief Financial Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification of Gerald W. Klein as President and Chief Executive Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2 Certification of Thomas W. Murphy as Vice President and Chief Financial Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: November 12, 2004                  /s/  Gerald W. Klein
      -----------------                  --------------------
                                         Gerald W. Klein, President, Chief
                                         Executive Officer and Director


Date: November 12, 2004                  /s/ Thomas W. Murphy
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


Date: November 12, 2004
-----------------------

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


Date: November 12, 2004
-----------------------

                                         /s/ Thomas W. Murphy
                                         --------------------
                                         Thomas W. Murphy
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
November 12, 2004

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

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
November 12, 2004

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.