Form 10QSB
period 2004-12-31
EGAMES INC
filed 2005-02-10
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                                 Yes (X) No ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,871,754 shares of common stock, no par value per share, as of February 8, 2005.

Transitional Small Business Disclosure Format (check one):  Yes(   )   No( X )

                                      INDEX

                                                                           Page
                                                                           ----
Part I.        Financial Information

Item 1.        Unaudited Financial Statements:

               Balance Sheet as of December 31, 2004.......................  3

               Statements of Operations for the three and six months
                   ended December 31, 2004 and 2003 .......................  4

               Statements of Cash Flows for the six months
                   ended December 31, 2004 and 2003 .......................  5

               Notes to Financial Statements...............................  6

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ....................  13

               Factors Affecting Future Performance .......................  27

Item 3.        Controls and Procedures ....................................  31

Part II        Other Information

Item 4.        Submission of Matters to a Vote of Security Holders ........  31

Item 6.        Exhibit Listing ............................................  32

Exhibit Index  ............................................................  32

Signatures     ............................................................  33

Exhibits       ............................................................  34

Item 1.  Unaudited Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                       As of
                                                                    December 31,
                                                                        2004
                                                                    -----------
ASSETS
------
Current assets:
   Cash and cash equivalents                                        $ 1,691,909
   Accounts receivable, net of allowances of $1,037,860               1,287,316
   Inventory, net                                                       916,742
   Prepaid and other expenses                                           436,319
                                                                    -----------
          Total current assets                                        4,332,286

Furniture and equipment, net                                             67,438
Intangible assets                                                        24,089
                                                                    -----------
          Total assets                                              $ 4,423,813
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                 $   375,615
   Accrued expenses                                                     309,763
                                                                    -----------
          Total current liabilities                                     685,378
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          10,370,487 issued and 10,138,587 outstanding)               9,179,827
   Additional paid-in capital                                         1,385,026
   Accumulated deficit                                               (6,325,001)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                  3,738,435
                                                                    -----------
          Total liabilities and stockholders' equity                $ 4,423,813
                                                                    ===========




                 See accompanying notes to financial statements.

                                         eGames, Inc.
                                   Statements of Operations
                                          (Unaudited)

                                         Three Months Ended              Six Months Ended
                                            December 31,                    December 31,
                                   ----------------------------    ----------------------------

                                       2004            2003            2004            2003
                                   ------------    ------------    ------------    ------------
Net sales                          $  1,912,630    $  2,115,561    $  3,090,459    $  4,168,033

Cost of sales                           839,234         892,630       1,410,392       1,710,815
                                   ------------    ------------    ------------    ------------

Gross profit                          1,073,396       1,222,931       1,680,067       2,457,218

Operating expenses:
    Product development                 103,878         140,696         342,993         267,086
    Selling, general and
       administrative                   647,533         589,534       1,218,665       1,191,818
                                   ------------    ------------    ------------    ------------

        Total operating expenses        751,411         730,230       1,561,658       1,458,904
                                   ------------    ------------    ------------    ------------

Operating income                        321,985         492,701         118,409         998,314

Interest (income) expense, net           (1,597)         (1,466)         (2,827)          3,517
                                   ------------    ------------    ------------    ------------

Income before income taxes              323,582         494,167         121,236         994,797

Provision for income taxes               28,324          22,913          10,301          45,197
                                   ------------    ------------    ------------    ------------

Net income                         $    295,258    $    471,254    $    110,935    $    949,600
                                   ============    ============    ============    ============


Net income per common
share:
       - Basic                     $       0.03    $       0.05    $       0.01    $       0.10
                                   ============    ============    ============    ============
       - Diluted                   $       0.03    $       0.04    $       0.01    $       0.09
                                   ============    ============    ============    ============


Weighted average common shares
    outstanding - Basic              10,116,329       9,989,337      10,109,501       9,989,337

Dilutive effect of common share
    equivalents                         502,459         831,090         869,972         684,845
                                   ------------    ------------    ------------    ------------

Weighted average common shares
    outstanding - Diluted            10,618,788      10,820,427      10,979,473      10,674,182
                                   ============    ============    ============    ============



                         See accompanying notes to financial statements.

                                        eGames, Inc.
                                  Statements of Cash Flows
                                        (Unaudited)

                                                                       Six Months ended
                                                                          December 31,
                                                                  --------------------------
                                                                      2004           2003
                                                                  -----------    -----------
Cash flows from operating activities:
    Net income                                                    $   110,935    $   949,600
    Adjustment to reconcile net income to net cash
             used in operating activities:
    Stock-based compensation                                           36,612         25,332
    Depreciation                                                       17,712          8,993
    Changes in operating assets and liabilities:
             Accounts receivable, net                                 246,543         40,728
             Inventory, net                                          (102,456)      (238,837)
             Prepaid and other expenses                                 3,812        (97,983)
             Accounts payable                                         (65,401)       181,729
             Accrued expenses                                        (307,031)       (80,612)
                                                                  -----------    -----------
Net cash (used in) provided by operating activities                   (59,274)       788,950
                                                                  -----------    -----------

Cash flows from investing activities:
    Purchases of furniture and equipment                              (10,291)       (25,909)
                                                                  -----------    -----------
Net cash used in investing activities                                 (10,291)       (25,909)
                                                                  -----------    -----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                            19,250          - 0 -
                                                                  -----------    -----------
Net cash provided by financing activities                              19,250          - 0 -
                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents                  (50,315)       763,041

Cash and cash equivalents:

   Beginning of period                                              1,742,224      1,024,237
                                                                  -----------    -----------
   End of period                                                  $ 1,691,909    $ 1,787,278
                                                                  ===========    ===========

Supplemental cash flow information:

   Cash paid during the period for interest                       $     - 0 -    $     5,475
                                                                  ===========    ===========

   Cash paid during the period for income taxes                   $   127,620    $    29,986
                                                                  ===========    ===========


                       See accompanying notes to financial statements.

eGames, Inc.
Notes to Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. ("eGames", "our" or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. We focus on publishing software games for the PC platform, and we currently do not plan to publish products for any other game platform, such as console devices, hand held game devices, mobile phones and personal digital assistants. Our product line enables us to satisfy consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs or online through the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

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

Fair Value of Financial Instruments

The recorded amounts of cash and net accounts receivable at December 31, 2004 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable, net is reflected on our balance sheet net of the allowances for product returns, price markdowns and customer bad debts. The adequacy of these allowances is reviewed throughout each reporting period and any necessary adjustments to these allowances are reflected within the current period's provisions for product returns and price markdowns (reflected as a reduction to gross sales); and customer bad debts (reflected as an operating expense). Actual product returns, price markdowns and customer bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable balances (see Note 2).

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

Intangible assets

At December 31, 2004, we had intangible assets of approximately $24,000, which related to the Company's trademark registration activities with the United States Patent and Trademark Office. As of December 31, 2004, we had not recorded any expense relating to these assets based upon our evaluation that no impairment has occurred.

Revenue Recognition

                                  Product Sales
                                  -------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers. These retailers have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements, or direct sales agreements, most of which allow for product returns and price markdowns. We recognize sales revenues from product shipments to these software distributors and retailers at the time title to our inventory passes to these distributors or retailers, less a provision for anticipated product returns and price markdowns. Title passes to most of these distributors and retailers upon their receipt of our products, because most of these customers require shipping terms of FOB destination. In order to recognize sales revenues associated with customer purchase orders having terms of FOB destination, we perform sales cut-off tests, in which we obtain proof of deliveries from the freight companies that deliver our products to our retail and distribution customers for product shipments made during the last two weeks of a reporting period. The results of these sales cut-off tests are reviewed by our Controller, Chief Financial Officer and independent auditors before the reporting period's earnings release is distributed. Based on the results of the sales cut-off tests, any sales revenue and cost of sales associated with product shipments received by our customers after the reporting period and having FOB destination terms are excluded from the current period's operating results and are deferred until the subsequent reporting period.

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

We have also entered into relationships with certain software distributors that expanded our product distribution into various office superstores, which distribution is governed by consignment sales agreements. Accordingly, revenues from product shipments pursuant to these arrangements are only recognized to the extent that the software distributor has reported to us that the actual product sell-through to end consumers has occurred.

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

Historically, the allowance for product returns and price markdowns has represented a substantial percentage of our gross accounts receivable. As of December 31, 2004, the allowance for product returns and price markdowns was 45% of our gross accounts receivable. This allowance usually represents a high percentage of our gross accounts receivable because we have product return and price markdown exposure relating to paid receivables while the physical software units relating to these receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until the physical products are actually returned to us, or sell through to end consumers, we continue to evaluate our product return or price markdown exposure for these units remaining in the retail channel. During these time periods, through customer-provided reports, we have regular and timely visibility of the product sell-through results and remaining unit levels in the retail channel for our titles that help us estimate our exposure for future product returns and price markdowns.

During the quarters ended December 31, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $412,000 and $726,000, respectively, or 18% and 26%, respectively, of related gross sales.

During the six months ended December 31, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $640,000 and $1,034,000, respectively, or 18% and 20%, respectively, of related gross sales.

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

We continually evaluate the recoverability of our advance licensing and royalty payments by reviewing the information available about each title and the underlying licensed content. In particular, we evaluate the expected future sales of a title or potential subsequent titles containing the same licensed content based on current and potential sales programs, along with historical sell-through results to end consumers of similar titles. For titles that have achieved distribution into their intended retail channels, we charge to cost of sales the remaining costs we determine to be non-recoverable in future periods. In the rare circumstance that a title does not achieve distribution into its intended retail channels, we charge to product development expense the remaining costs we determine to be non-recoverable in future periods. These charges are expensed in the reporting period in which the determination is reached by management that recoverability of these costs in future periods is unlikely.

Marketing Costs

Marketing costs reflected as operating expenses, such as advertising and merchandising fees, are expensed as incurred, and were $20,000 and $21,000, respectively, for the quarters ended December 31, 2004 and 2003. For the six months ended December 31, 2004 and 2003, these types of marketing related costs were $40,000 and $44,000, respectively.

Sales Incentives and Promotional Costs

Sales incentives and promotional costs we incur with distributors and retailers, such as rebates and slotting fees, are recorded as reductions to gross sales as incurred or on a straight-line basis over contractual periods. For the quarters ended December 31, 2004 and 2003, our sales incentives and promotional costs were $152,000 and $184,000, respectively, or 7% of related gross sales for both periods. For the six months ended December 31, 2004 and 2003, our sales incentives and promotional costs were $240,000 and $242,000, respectively, or 7% and 5%, respectively, of related gross sales.

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

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates and assumptions are made in determining allowances for inventory obsolescence, product returns, price markdowns and customer bad debts, disclosure of contingent assets and liabilities at the date of the financial statements, the recoverable value of advance licensing and royalty payments, and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we also recognize that actual results could differ from any of our estimates and that such differences could have either a negative or positive impact on future financial results.

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                 $  2,325,000
     Allowance for product returns and price markdowns            (1,021,000)
     Allowance for bad debts                                         (17,000)
                                                                ------------
     Accounts receivable, net                                   $  1,287,000
                                                                ============

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials - warehouse                                  $    235,000
     Finished goods - warehouse                                      681,000
     Product returns - retailer and distributor locations            142,000
                                                                ------------

                                                                   1,058,000

     Allowance for obsolescence                                     (141,000)
                                                                ------------
     Inventory, net                                             $    917,000
                                                                ============

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Royalties                                                  $    237,000
     Insurances                                                       76,000
     Federal tax                                                      66,000
     Other expenses                                                   37,000
     Retailer slotting fees                                           20,000
                                                                ------------
     Prepaid and other expenses                                 $    436,000
                                                                ============

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment                                    $    356,000
     Accumulated depreciation                                       (289,000)
                                                                ------------
     Furniture and equipment, net                               $     67,000
                                                                ============

6.  Accrued Expenses

Accrued expenses consists of the following:

     Royalties                                                  $     70,000
     Vacation and payroll                                             61,000
     Customers with credit balances                                   60,000
     Marketing promotions                                             48,000
     Professional fees                                                45,000
     Other                                                            26,000
                                                                ------------
     Accrued expenses                                           $    310,000
                                                                ============

7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. Total rent expense amounted to $21,000 for both quarters ended December 31, 2004 and 2003, and total rent expense was $43,000 and $42,000, respectively, for the six months ended December 31, 2004 and 2003. At December 31, 2004, we had future operating lease commitments of $190,000 that are scheduled to be paid as follows: $64,000 in less than one year; $124,000 in one to three years; and $2,000 in three to five years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of December 31, 2004, we had future commitments to pay $39,000 in advance licensing and royalty payments to various third-party licensors and software developers, which are scheduled to be paid as follows: $27,000 in less than one year; and $12,000 in one to three years.

8.  Credit Facility

In November 2004, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $2.0 million.

At December 31, 2004, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of December 31, 2004, we had not utilized any of this credit facility, although we were eligible to draw up to $750,000 under this credit facility, based upon qualified accounts receivable as of that date.

9.  Accounting for Stock-Based Compensation

At December 31, 2004, we had one existing stock-based employee compensation plan, which was adopted, amended and restated during 1995. This Plan, known as our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"), is administered by the Board of Directors and provides for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan allows for such granting of options to purchase shares of our common stock through July 1, 2005, after which date any previously granted options will remain in effect for the remainder of their respective contractual terms.

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

We recognized stock-based compensation expense within our financial statements of $18,000 and $17,000, respectively, during the quarters ended December 31, 2004 and 2003, and $37,000 and $25,000, respectively, during the six months ended December 31, 2004 and 2003. All stock options that vested during these periods had been previously valued under the fair value method, and accordingly no reconciliation of stock-based compensation expense between the valuation methods for APB Opinion No. 25 and SFAS No. 123 is presented.

10. Dependence on One Large Software Distributor - Atari

Atari is our primary software distributor servicing the North American mass-merchants and other major retailers, such as Wal-Mart, Target, and Best Buy, among others. During the quarter ended December 31, 2004, Atari accounted for $963,000 of our net sales, or 50% of net sales, compared to the quarter ended December 31, 2003, when Atari accounted for $1,385,000 in net sales, or 65% of net sales. During the six months ended December 31, 2004, Atari accounted for $1,477,000 of our net sales, or 48% of net sales, compared to the six months ended December 31, 2003, when Atari accounted for $2,954,000 in net sales, or 71% of net sales.

During the six months ended December 31, 2004, one of the largest North American mass-merchant retailers serviced by Atari reduced its retail shelf space allotment for PC software games at the $9.99 retail price point. This reduction in available retail shelf space for $9.99 retail priced PC software games had a negative impact on our net sales during this period due to Atari's reduced purchasing requirements needed to support the decreased amount of retail shelf space.

If we were to lose our distribution capability through Atari, or if one of the largest North American mass-merchant retailers continues to reduce its shelf space allocated to $9.99 retail priced PC software games, our financial condition and ability to continue as a going concern would be significantly affected. Also, if Atari were not able or willing to make timely receivable payments to us in the normal course of business, our financial condition would be negatively impacted. Since the distribution of PC software to most retailers is a competitive business within itself, there may be several alternative distributors that could potentially distribute our products to these retailers if, for example, Atari chose to discontinue distributing our titles, Atari was unable or unwilling to make timely receivable payments in the normal course of business, or if any of these retailers decided to discontinue its relationship with Atari. We can provide no assurance, however, that we would be able to secure agreements with such alternative distributors on commercially reasonable terms or at all, or if such distributors would be acceptable to these retailers.

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

12. Subsequent Event - Quarterly Cash Dividend

Our Board of Directors has authorized the payment of a quarterly cash dividend of $0.015 per common share, payable on February 22, 2005 to shareholders of record on February 15, 2005. The quarterly cash dividend program is being implemented in lieu of our previously announced stock repurchase program. It is our intention to continue paying a comparable quarterly cash dividend to shareholders of our common stock. However, the payment of any further cash dividends depends entirely upon the discretion of our Board of Directors and may be discontinued at any time, for any reason.

13. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Since we had adopted within our financial statements the provisions of SFAS No. 123 as of July 1, 2002, we do not expect the adoption of SFAS No. 123 (revised 2004) to have an impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        -  The platforms for which we currently intend to publish products;
        - Our belief that the largest single source of our net sales, accounts receivable and related cash receipts will continue to be attributable to Atari during fiscal 2005;
        - Our expectation that reductions in the retail PC market that we serve will continue to negatively impact our financial results and inventory levels in the future;
        - The strategies and new opportunities that we are exploring in order to offset recent reductions in the affordable PC game software market at retail;
        - Our expectation that, during the remainder of fiscal 2005, we will continue to sell our products at the retailers and through the distributors that charge sales incentive and promotional fees, which will continue having a negative impact on our net sales, gross profit and gross profit margin;
        - Our expectation that our gross profit margin will continue to be impacted by higher royalty rates and freight costs during the remainder of fiscal 2005;
        - Our plans to continue to add content to our websites, including our new online games website, in order to attract visitors to our websites;
        - Increased quantities of discontinued titles being returned to us from retail channels that need to be sold in liquidation, along with any remaining quantities of these titles still in our warehouse;
        - Our expectation that during the remainder of fiscal 2005, we will incur additional professional fees related to fulfilling the requirements of the Sarbanes-Oxley Act of 2002;
        - Our expectation that the adoption of SFAS No. 123 (revised 2004) will not have an impact on our financial statements; and
        - Our current intention not to seek listing on a stock exchange even if we meet the standards for listing.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" beginning on page 27 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

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

and various other factors set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission.

Overview

The following overview summarizes our business and some identified trends in our business. We believe that this overview is helpful in understanding our results for the quarter ended December 31, 2004, as well as our future results. This overview is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-QSB, including in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Factors Affecting Future Performance" or the financial statements and the related notes.

About eGames

We publish, market and sell consumer entertainment PC software games to consumers seeking a broad range of high-quality, affordably priced PC games, either on CDs or online at www.egames.com. We focus on publishing software games for the PC platform, and we currently do not plan to publish products for any other game platform, such as console devices, hand held game devices, mobile phones and personal digital assistants. In North America, our PC games are distributed primarily through third-party software distributors who service the mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

We promote the eGames(TM) and Home Office Help(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate eGames software products to retailers and consumers. We also publish and market RealAge(R) Games & Skills, a collection of PC software activities and games designed to help build and maintain mental sharpness.

Primary Trends in our Business

The Decrease in Shelf Space for Value-Priced PC Software Has Reduced Our Sales
------------------------------------------------------------------------------
The reduced amount of shelf space allocated to our products in retail stores during the past three and six-month periods has contributed to our declining net sales for those periods. Sometimes referred to as retail "facings," we have consistently experienced higher sales with more retail facings, especially at the large mass-merchant retailers in North America, and lower sales with less retail facings. We continue to see indications that the traditional retail PC software market is shrinking, and an indication of this trend was the recent change by a major North American mass-merchant retailer to reduce its retail shelf space allotment for PC software games at the $9.99 retail price point. Due to the resulting reduction in the purchasing requirements of our software distributor that services this retailer, this event negatively impacted our net sales during the three and six months ended December 31, 2004. We expect that reductions in the retail PC market that we serve will continue to impact our results for the foreseeable future. We are attempting to offset this reduction in product distribution by establishing "out of department" displays at retailers currently selling our titles, exploring opportunities with titles in the productivity software market, launching a new online game website to drive Internet sales, as well as investigating alternative retail channels, packaging, displays and price points that may help develop currently untapped markets for value-priced PC software. We cannot predict whether these new opportunities and strategies will be effective in increasing net sales and offsetting the decreases in net sales caused by recent reductions in the affordable PC game software market at retail.

              Dependence on One Large Software Distributor - Atari
              ----------------------------------------------------
We continue to have a highly concentrated customer base of a few large software distributors and retailers. Atari is our primary software distributor serving the mass-merchant and major retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During the three and six months ended December 31, 2004, Wal-Mart accounted for the majority of our business with Atari, while Best Buy and Target accounted for most of our remaining units sold through Atari. Atari continues to represent the largest percentage of our total net accounts receivable and is the customer from which we collect the largest percentage of receivable payments.

As of December 31, 2004, Atari represented 47% of our total net accounts receivable, compared to December 31, 2003, when Atari represented 66% of our total net accounts receivable. During the three and six months ended December 31, 2004, we collected receivable payments of $985,000 and $2,118,000, respectively, from Atari, which represented 56% and 63%, respectively, of our total customer receipts. This compares to the three and six months ended December 31, 2003, when we collected receivable payments from Atari of $2,017,000 and $3,055,000, respectively, which represented 76% and 74%, respectively, of our total customer receipts.

We anticipate that during the remainder of fiscal 2005 the largest single source of our net sales, accounts receivable and related cash receipts will continue to be Atari. Our financial condition and ability to continue as a going concern would be significantly affected if we lost our distribution capability through Atari, if the amount of net sales to Atari were to substantially decrease, or if Atari would not be able or willing to make timely receivable payments to us in the normal course of business.

                               Gross Profit Margin
                               -------------------
During the three and six months ended December 31, 2004, our gross profit margin was 56.1% and 54.4%, respectively, compared to 57.8% and 59.0% for the three and six months ended December 31, 2003. The 1.7% and 4.6% reductions in the gross profit margins for the three and six month periods, respectively, were both attributable to: increased royalty expense (due to accelerating the expensing of advanced royalties and to changes in product mix); and higher freight expense (related to increased product deliveries to Canadian software distributors). For the remainder of fiscal 2005, we expect that our gross profit margin will continue to be impacted by higher royalty rates and freight costs.

                     Employee Incentive Compensation Expense
                     ---------------------------------------
During the three and six months ended December 31, 2004, we did not accrue any expense relating to the fiscal 2005 employee incentive compensation plan due to our uncertainty that we will be able to achieve the operating income threshold required for bonus payments to be made pursuant to that plan. This is in contrast to the three and six months ended December 31, 2003 which included approximately $75,000 and $150,000 in operating expenses that were related to fiscal 2004 employee incentive compensation plan accruals.

                                 Inventory Costs
                                 ---------------
During the six months ended December 31, 2004, we experienced a $102,000 (or 13%) increase in net inventory. This increase was due to the combination of many of our newly manufactured titles not achieving the level of retail distribution we had anticipated, along with an increase in inventory units shipped to software distributors under consignment agreements that had not yet sold through to end consumers. The decreased level of distribution was related to a large mass-merchant retailer reducing its retail shelf space allotment for $9.99 retail priced PC software games. We are currently evaluating the future retail and consumer demand for these newly manufactured products, but we anticipate that the reduction of product distribution to this retailer will continue to negatively impact our inventory levels for the remainder of fiscal 2005.

Critical Accounting Policies and Estimates

Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our revenue recognition and inventory valuation accounting policies require us to make significant judgments and estimates that could materially affect the amount of revenue we recognize, the cost of sales we expense, and the values of our inventory and accounts receivable. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates for product returns, price markdowns, customer bad debts, inventory obsolescence, recoverability of advanced licensing and royalty payments, income taxes, contingencies and litigation risks. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      Revenue Recognition (Net Sales, Product Returns and Price Markdowns)
      --------------------------------------------------------------------
We distribute the majority of our products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers, all of which have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, we record a provision for product returns and price markdowns as a reduction of gross sales at the time the title of our product passes to these software distributors or retailers.

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

                               Inventory Valuation
                               -------------------
Our accounting policy for inventory valuation requires management to make estimates and assumptions about the recoverability of the carrying value of inventory at the end of any reporting period and cost of sales during any reporting period. Our inventory could be valued differently at the close of any reporting period and the amount recorded as cost of sales during any reporting period could differ, if management's judgments or estimates of provisions for the potential impairment of inventory value are insufficient or excessive when compared to actual results. These differences, if material, would significantly affect our operating results and financial condition.

Key Assumptions

Our provision for inventory obsolescence is based on the assumptions we make after evaluating the remaining value of existing warehouse and field inventory units, which involves: estimating the remaining product life of existing titles based on how long the titles have been out at retail; analyzing the trend of current product sell-through results to consumers for existing titles; identification of competitors' new products with capabilities or technologies that could replace or shorten the lifecycles of our existing titles; assessing the potential for litigation that may affect our ability to sell existing titles containing certain product content; monitoring expiration dates of licensing agreements with software developers for content within existing titles; and tracking the current market value for remaining units of discontinued titles based on recent liquidation sales of similar products.

Although we attempt to accurately match production requirements of our products to forecasted consumer demand, we may from time to time produce an amount of inventory of a product that exceeds the eventual consumer demand for such product. We attempt to liquidate excess quantities of remaining inventory, frequently at closeout prices below their original manufactured costs. If we cannot liquidate such inventory, or if we are unable to sell any remaining units due to legal or other reasons, we would then write down the remaining inventory value to zero. The adequacy of our allowance for inventory obsolescence is reviewed throughout each reporting period, and any adjustments are reflected in the current period's inventory obsolescence provision.

                     Advanced Licensing and Royalty Payments
                     ---------------------------------------
We make advance licensing and royalty payments to third party software developers and other licensors for the licensing of software content and intellectual properties for use within our PC software titles. These advanced payments are initially classified on our balance sheet under the caption "Prepaid and other expenses", and are then usually expensed within the "Cost of sales" category of our Statements of Operations based upon contractual rates applied against our net sales of the related software titles to third party software distributors and retailers.

Key Assumptions

We continually evaluate the recoverability of our advance licensing and royalty payments by reviewing the information available about each title and the underlying licensed content. In particular, we evaluate the expected future sales of a title or potential subsequent titles containing the same licensed content based on current and potential sales programs, along with historical sell-through results to end consumers of similar titles. For titles that have achieved distribution into their intended retail channels, we charge to cost of sales the remaining costs we determine to be non-recoverable in future periods. In the rare circumstance that a title does not achieve distribution into its intended retail channels, we charge to product development expense the remaining costs we determine to be non-recoverable in future periods. These charges are expensed in the reporting period in which the determination is reached by management that recoverability of these costs in future periods is unlikely.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 3.

Three and Six Months Ended December 31, 2004 and 2003

Net Sales

For the three months ended December 31, 2004, net sales decreased by $203,000, or 10%, to $1,913,000, compared to $2,116,000 in net sales for the three months ended December 31, 2003. The $203,000 decrease in overall net sales was driven by a $214,000 decline in net sales to software distributors that serve North American mass-merchants and other major retailers.

For the six months ended December 31, 2004, net sales decreased by $1,078,000, or 26%, to $3,090,000 compared to $4,168,000 for the same year ago period. The $1,078,000 decrease in overall net sales was impacted by a $1,143,000 decline in net sales to software distributors that serve North American mass-merchants and other major retailers.

The following table represents our net sales by distribution channel for the three and six months ended December 31, 2004 and 2003, respectively:

                              Net Sales by Distribution Channel
                              ---------------------------------
                              (rounded to the nearest thousand)
                              ---------------------------------

                                      Three Months Ended
                                         December 31,
                          -----------------------------------------
                                                                         Increase     %
Distribution Channel          2004        %         2003        %       (Decrease)  Change
------------------------------------------------------------------------------------------
Software Distributors     $ 1,443,000    76%    $ 1,657,000    78%     ($ 214,000)    (13%)
Software Retailers            138,000     7%        196,000     9%        (58,000)    (30%)
Licensing                     156,000     8%        120,000     6%         36,000      30%
Internet                       72,000     4%         89,000     4%        (17,000)    (19%)
Inventory Liquidators         104,000     5%         54,000     3%         50,000      93%
------------------------------------------------------------------------------------------
Totals                    $ 1,913,000   100%    $ 2,116,000   100%     ($ 203,000)    (10%)
                          ===========   ====    ===========   ====      =========      ===


                                       Six Months Ended
                                         December 31,
                          -----------------------------------------
                                                                         Increase      %
Distribution Channel          2004        %         2003        %       (Decrease)  Change
------------------------------------------------------------------------------------------
Software Distributors     $ 2,257,000    73%    $ 3,400,000    82%     ($ 1,143,000)  (34%)
Software Retailers            298,000    10%        366,000     9%          (68,000)  (19%)
Licensing                     249,000     8%        217,000     5%           32,000    15%
Internet                      144,000     5%        131,000     3%           13,000    10%
Inventory Liquidators         142,000     4%         54,000     1%           88,000   163%
------------------------------------------------------------------------------------------
Totals                    $ 3,090,000   100%    $ 4,168,000   100%     ($ 1,078,000)  (26%)
                          ===========   ====    ===========   ====      ===========    ===

                              Software Distributors
                              ---------------------
For the three months ended December 31, 2004, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $1,443,000, which represented a decrease of $214,000 or 13% compared to $1,657,000 for the three months ended December 31, 2003. For the quarter ended December 31, 2004, net sales to these software distributors decreased to 76% of total net sales, compared to 78% of total net sales for the three months ended December 31, 2003.

The $214,000 decline in net sales to software distributors was driven by a $422,000 decrease in net sales to Atari, our primary software distributor in the United States servicing many of the larger mass-merchant and major retailers (such as Wal-Mart, Target and Best Buy, among others). This decrease in net sales was partially offset by a $194,000 increase in net sales to Canadian software distributors due to increased product distribution of our PC software games at various Canadian retailers.

Atari's reduced purchasing requirements during the current quarter were impacted by a large mass-merchant retailer's reduction in its retail shelf space allotment for PC software games at the $9.99 retail price point, along with another major retailer's decision to replenish $9.99 retail priced PC software titles at lower than historical rates due to uncertainty regarding the level of its future commitment to this segment of the PC software market. This retailer has now decided to continue participating in the value-priced PC software market, but will be serviced through a single-source software supplier. We will continue to closely monitor the impact that this new arrangement will have on our net sales, gross profit margin and overall financial results. During our third fiscal quarter we anticipate earning licensing revenues from this software supplier for their manufacture and distribution of our products to this retailer, compared to prior periods, when we sold finished goods to Atari for distribution there.

For the six months ended December 31, 2004, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $2,257,000, which represented a decrease of $1,143,000 or 34% compared to $3,400,000 for the six months ended December 31, 2003. For the six months ended December 31, 2004, net sales to North American software distributors decreased to 73% of total net sales, compared to 82% of total net sales for the six months ended December 31, 2003.

The $1,143,000 decline in net sales to North American software distributors was impacted by a $1,477,000 decrease in net sales to Atari due to similar factors that affected the three month period, which net sales decrease was partially offset by a $264,000 increase in net sales to Canadian software distributors.

              Dependence on One Large Software Distributor - Atari
              ----------------------------------------------------
Atari is our primary software distributor servicing the North American mass-merchants and other major retailers, such as Wal-Mart, Target, and Best Buy, among others. During the quarter ended December 31, 2004, Atari accounted for $963,000 of our net sales, or 50% of net sales, compared to the quarter ended December 31, 2003, when Atari accounted for $1,385,000 in net sales, or 65% of net sales. During the six months ended December 31, 2004, Atari accounted for $1,477,000 of our net sales, or 48% of net sales, compared to the six months ended December 31, 2003, when Atari accounted for $2,954,000 in net sales, or 71% of net sales. While the percentage of our business that is driven by sales to Atari is declining, we expect that during the remainder of fiscal 2005, the largest single source of our net sales, accounts receivable and related cash receipts will continue to be Atari.

                               Software Retailers
                               ------------------
For the three months ended December 31, 2004, net sales made directly to software retailers were $138,000, which represented a $58,000 decrease compared to the three months ended December 31, 2003. This $58,000 decrease in net sales made directly to software retailers resulted from decreases in net sales to various retailers, including EB Games, Microcenter and CompUSA.

For the six months ended December 31, 2004, net sales made directly to software retailers were $298,000, which represented a $68,000 decrease compared to the six months ended December 31, 2003. This $68,000 decrease in net sales made directly to software retailers resulted from decreases in net sales to the same retailers that negatively impacted the three month period.

                                    Licensing
                                    ---------
Licensing revenues continued to be primarily generated by sales made by our international software distributors under a series of licensing agreements covering various territories outside of North America, with the majority of our licensing revenues originating from Germany, the United Kingdom, and Brazil.

For the quarters ended December 31, 2004 and 2003, licensing revenues amounted to $156,000 and $120,000, respectively, and represented 8% and 6%, respectively, of net sales. For the six months ended December 31, 2004 and 2003, licensing revenues amounted to $249,000 and $217,000, respectively, and represented 8% and 5%, respectively, of net sales.

                                    Internet
                                    --------
In October 2004, we launched a new online games website, www.egamesonline.com, which is intended to complement our existing e-commerce website and increase the profitability of our overall Internet sales, through additional advertising revenues, and downloadable demos that are designed to generate incremental sales by promoting the sale of eGames software titles. We are currently evaluating the initial results from this new design and will continue to add content in order to attract visitors to our websites.

For the three months ended December 31, 2004 and 2003, Internet sales were $72,000 and $89,000, respectively, and represented 4% of net sales during both periods. For the six months ended December 31, 2004 and 2003, Internet sales were $144,000 and $131,000, respectively, and represented 5% and 3%, respectively, of net sales.

                              Inventory Liquidators
                              ---------------------
Net sales to inventory liquidators consist of sales of residual inventory titles that have been discontinued at traditional software retail stores because these titles have approached the end of their product lifecycles. As these retailers continue to routinely change the mix of software titles displayed on their store shelves - usually on a quarterly basis - we expect to receive additional quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any remaining quantities of these titles still in our warehouse. Inventory liquidation sales are usually made at discounted prices, below a product's previous wholesale price point, and are usually sold to these inventory liquidators with no right to return products or to receive price markdowns.

For the three months ended December 31, 2004 and 2003, net sales to inventory liquidators were $104,000 and $54,000, respectively, and for the six months ended December 31, 2004 and 2003, net sales to inventory liquidators amounted to $142,000 and $54,000, respectively.

                       Product Returns and Price Markdowns
                       -----------------------------------
Until physical units of our products are returned to us from our software distributors or retailers, or until they sell through to end consumers, we continue to evaluate our product return or price markdown exposure for these units remaining in the retail channel.

During the three months ended December 31, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products amounted $412,000 and $726,000, respectively, or 18% and 26%, respectively, of related gross sales. The decreases in the amount and percentage of the provisions for product returns and price markdowns resulted from the year ago period impact from an unsuccessful promotional box program (retail priced at $19.99) that required a greater provision due to lack of consumer demand.

During the six months ended December 31, 2004 and 2003, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $640,000 and $1,034,000, respectively, or 18% and 20%, respectively, of related gross sales. The decreases in the amount and percentage of the provisions for product returns and price markdowns resulted from the combination of lower sales in the current period and the year ago impact from an unsuccessful promotional box program at the higher $19.99 retail price point.

                     Sales Incentives and Promotional Costs
                     --------------------------------------
In order to gain or maintain retail shelf space for our titles, we incur sales incentives and promotional costs from distributors and retailers, such as rebates and slotting fees, and recognize them as reductions to gross sales. For the remainder of fiscal 2005, we will continue to sell our products to the retailers and through the distributors that charge such fees, and so we expect these types of costs to continue impacting our net sales, gross profit and gross profit margin.

For the quarters ended December 31, 2004 and 2003, our sales incentives and promotional costs were $152,000 and $184,000, respectively, or 7% of related gross sales for both periods. For the six months ended December 31, 2004 and 2003, our sales incentives and promotional costs were $240,000 and $242,000, respectively, or 7% and 5%, respectively, of related gross sales.

Cost of Sales

Cost of sales consists of the following costs that are associated with the publishing of our PC games for retail distribution: product costs; royalty costs incurred with third-party software developers for licensing product content or with other third-parties related to licensing various intellectual properties; freight and handling costs; inventory obsolescence provisions and other costs.

The following table represents our cost of sales for the three and six months ended December 31, 2004 and 2003:

                      December 31,     % of        December 31,     % of          Increase       %
                          2004       net sales         2003       net sales      (Decrease)    Change
-----------------------------------------------------------------------------------------------------
Three months ended   $   839,000       43.9%       $   893,000      42.2%       ($  54,000)     (6.0%)

Six months ended     $ 1,410,000       45.6%       $ 1,711,000      41.0%       ($ 301,000)    (17.6%)

During the three months ended December 31, 2004, cost of sales decreased by $54,000, or 6.0%, to $839,000, compared to cost of sales of $893,000 for the three months ended December 31, 2003. This $54,000 cost of sales decrease was due to a 10% decrease in net sales, which was partially offset by a 1.7% higher cost of sales percentage on those reduced sales. The 1.7% increase in cost of sales, as a percentage of net sales, was primarily due to cost increases, as a percentage of net sales of:

        o 1.3% in royalty expense due to the accelerated expensing of advance royalty payments related to various game and productivity titles, in addition to changes in product mix; and
        o 0.9% in freight expense resulting from increased product shipments to Canadian distributors, combined with reduced product deliveries to Atari that are typically more cost effective.

During the six months ended December 31, 2004, cost of sales decreased by $301,000, or 17.6%, to $1,410,000, compared to cost of sales of $1,711,000 for the six months ended December 31, 2003. This $301,000 cost of sales decrease was due to a 26% decrease in net sales, which was partially offset by a 4.6% increase in the cost of sales percentage on those lower sales. The 4.6% increase in cost of sales, as a percentage of net sales, was primarily due to cost increases, as a percentage of net sales of:

        o 2.4% in royalty expense due to the accelerated expensing of advance royalty payments related to various game and productivity titles, in addition to product mix changes;
        o 1.4% in freight expense resulting from increased product shipments to Canadian distributors, combined with reduced product deliveries to Atari; and
        o 0.9% in product costs related to increased sales of lower margin inventory liquidation titles.

For the remainder of fiscal 2005, we expect our gross profit margin to continue to be impacted by higher average royalty rates (due to product mix changes and the potential need to further accelerate the expensing of various advanced royalties based upon future sell-through results of certain titles) and freight costs (due to the potential that our product shipments to Atari may continue to decline as a percentage of our overall product deliveries).

Product Development

Product development expenses consist of personnel costs related to product management, quality assurance testing, packaging design and website administration, along with outside services for product ratings, website maintenance and non-recoverable project costs related to products prior to achieving distribution into their intended retail channels.

The following table represents our product development expenses for the three and six months ended December 31, 2004 and 2003:

                     December 31,      % of       December 31,     % of         Increase        %
                         2004       net sales         2003       net sales     (Decrease)    Change
---------------------------------------------------------------------------------------------------
Three months ended     $ 104,000       5.4%         $ 141,000       6.7%        ($ 37,000)   (26.2%)

Six months ended       $ 343,000      11.1%         $ 267,000       6.4%         $ 76,000     28.5%

For the three months ended December 31, 2004, product development expenses decreased by $37,000, or 26.2%, to $104,000, compared to $141,000 for the same period a year ago. This expense decrease resulted from the non-recurrence of costs incurred during the year ago period for redesigning and internalizing the administration of our website, in addition to no current period bonus expense related to the fiscal 2005 employee incentive compensation plan.

For the six months ended December 31, 2004, product development expenses increased by $76,000, or 28.5%, to $343,000, compared to $267,000 for the six months ended December 31, 2003. This expense increase resulted from the write-off of $122,000 in capitalized licensing and inventory costs related to the RealAge Games & Skills title due to our determination during the prior quarter that the recovery of these costs in future periods was unlikely, based upon our consideration of all available information, and in particular on the expected amount of any future sales. This expense increase was partially offset by the non recurrence of the year ago period's costs that related to the maintenance of our website and to the fiscal 2004 employee incentive compensation plan.

The write-off of the costs related to the RealAge Games & Skills title were charged to product development expense, rather than to cost of sales, because we determined that these costs were related to a business development project that had not achieved distribution into its intended retail channels. This project was not designed for traditional retail distribution through our normal business operations, but rather through alternative retail distribution channels such as direct response TV. The RealAge Games & Skills brand was developed during fiscal 2004, in an attempt to attract new consumers to the PC game category by providing consumers with a compelling reason to play PC games because they can help maintain mental sharpness.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel related costs, insurance costs, stock-based compensation expense, professional service fees for legal, accounting and public relations, along with occupancy costs including rent, utilities and phones.

The following table represents our selling, general and administrative expenses for the three and six months ended December 31, 2004 and 2003:

                       December 31,    % of         December 31,     % of       Increase      %
                           2004      net sales          2003       net sales   (Decrease)   Change
--------------------------------------------------------------------------------------------------
Three months ended     $   648,000     33.9%        $   590,000      27.9%      $ 58,000      9.8%

Six months ended       $ 1,219,000     39.4%        $ 1,192,000      28.6%      $ 27,000      2.2%

For the three months ended December 31, 2004, selling, general and administrative expenses increased by $58,000 to $648,000, compared $590,000 for the three months ended December 31, 2003. This $58,000 expense increase was driven by an increase in legal expenses incurred in enforcing our intellectual property rights, in addition to small cost increases in accounting fees, outside service fees, charitable contributions and depreciation expense. These cost increases were partially offset by decreases in public relations costs associated with the RealAge Games & Skills brand and in salary related costs due to no current period expense related to the fiscal 2005 employee incentive compensation plan.

For the six months ended December 31, 2004, selling, general and administrative expenses increased by $27,000 to $1,219,000 compared to $1,192,000 during the six months ended December 31, 2003. This $27,000 expense increase was caused by the same factors impacting the three month period, with the addition of an increase in stock-based compensation expense traceable to the vesting of previously granted stock options.

During the remainder of fiscal 2005, we anticipate incurring additional professional fees related to fulfilling the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Interest (Income) Expense, net

The following table represents our net interest (income) expense for the three and six months ended December 31, 2004 and 2003:

                          December 31,     % of          December 31,     % of          Increase      %
                              2004       net sales           2003       net sales      (Decrease)   Change
----------------------------------------------------------------------------------------------------------
Three months ended         ($ 2,000)      (0.1%)          ($ 1,000)       (0.1%)        $ 1,000      100%

Six months ended           ($ 3,000)      (0.1%)           $ 4,000         0.1%         $ 7,000      175%

Provision for Income Taxes

The following table represents our provision for income taxes for the three and six months ended December 31, 2004 and 2003:

                          December 31,     % of          December 31,     % of          Increase      %
                              2004       net sales           2003       net sales      (Decrease)   Change
----------------------------------------------------------------------------------------------------------
Three months ended         $ 28,000        1.5%           $ 23,000         1.1%        $  5,000     21.7%

Six months ended           $ 10,000        0.3%           $ 45,000         1.1%       ($ 35,000)   (77.8%)

For the three months ended December 31, 2004, our provision for income taxes increased by $5,000 to $28,000, compared to $23,000 for the same period a year earlier. This $5,000 increase was due to a higher effective state income tax rate for fiscal 2005, which was partially offset by a decrease in the current period's estimated taxable income for state income tax purposes. At the beginning of fiscal 2005, we had approximately $2.3 million in net operating loss carry-forwards ("NOL's") available to offset future taxable income for federal income tax purposes.

For the six months ended December 31, 2004, our provision for income taxes decreased by $35,000 to $10,000, compared to $45,000 during the six months ended December 31, 2003. This $35,000 decrease was due to the reduction in the current period's estimated taxable income for state income tax purposes, which was partially offset by a higher effective state income tax rate for fiscal 2005.

Net Income

The following table represents our net income for the three and six months ended December 31, 2004 and 2003:

                         December 31,       % of        December 31,      % of          Increase      %
                             2004        net sales          2003        net sales      (Decrease)   Change
----------------------------------------------------------------------------------------------------------
Three months ended        $ 295,000        15.4%         $ 471,000        22.3%        ($ 176,000)  (37.4%)

Six months ended          $ 111,000         3.6%         $ 950,000        22.8%        ($ 839,000)  (88.3%)

Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 201,639 for the quarter ended December 31, 2004 to 10,618,788 from 10,820,427 for the quarter ended December 31, 2003. This 201,639 decrease in the diluted basis calculation of weighted average common shares resulted from the combination of a decrease in common share equivalents (due to a lower average share price for eGames stock during the current three month period), which was partially offset by an increase in outstanding shares due to the exercise of common stock options.

The weighted average common shares outstanding on a diluted basis increased by 305,291 for the six months ended December 31, 2004 to 10,979,473 from 10,674,182 for the six months ended December 31, 2003. This 305,291 increase in the diluted basis calculation of weighted average common shares resulted from the combination of an increase in outstanding shares due to the exercise of common stock options, along with an increase in common share equivalents (due to a higher average share price for eGames stock during the current six month period).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Since we had adopted within our financial statements the provisions of SFAS No. 123 as of July 1, 2002, we do not expect the adoption of SFAS No. 123 (revised 2004) to have an impact on our financial statements.

Liquidity and Capital Resources

                                                                  As of
                                                               December 31,
                                                        ------------------------

                                                           2004          2003        Change
                                                       -------------------------------------
Cash and cash equivalents                              $ 1,692,000   $ 1,787,000   ($ 95,000)
                                                       ===========   ===========    ========

            Percent of total assets                       38.2%         44.6%
                                                          =====         =====


                                                           Six Months Ended
                                                              December 31,
                                                       -------------------------

                                                           2004          2003        Change
                                                       --------------------------------------
Cash (used in) provided by operating activities       ($    59,000)    $ 789,000   ($ 848,000)
Cash used in investing activities                          (10,000)      (26,000)      16,000
Cash provided by financing activities                       19,000         - 0 -       19,000
                                                       --------------------------------------
Net (decrease) increase in cash and cash equivalents  ($    50,000)    $ 763,000   ($ 813,000)
                                                       ===========     =========    =========

Changes in Cash Flow, Operating Activities

During the six months ended December 31, 2004, we had $59,000 of cash used in operating activities compared to $789,000 of cash provided by operating activities for the six months ended December 31, 2003. The $59,000 of cash used in operating activities for the six months ended December 31, 2004 resulted primarily from:

        o Employee bonus payments traceable to the fiscal 2004 employee incentive compensation plan that were accrued as of June 30, 2004, and paid during the first quarter of fiscal 2005;
        o Accelerated accounts payable vendor payments made in exchange for obtaining cash discounts, in addition to increased vendor payments related to higher levels of inventory; and
        o Income tax payments associated with estimated federal alternative minimum tax and various state income tax estimates.

Partially offsetting these cash uses was the cash provided from customer receivable collections and net income we earned during the six months ended December 31, 2004.

                            Accounts Receivable, net
                            ------------------------
Our gross accounts receivable totaled $2.3 million and $2.7 million at December 31, 2004 and June 30, 2004, respectively. This $0.4 million decrease in gross accounts receivable resulted from our accounts receivable collections exceeding the slower pace of sales during the six months ended December 31, 2004. At December 31, 2004, the allowances for product returns, price markdowns and bad debts totaled $1.0 million, compared to $1.2 million at June 30, 2004. This $0.2 million decrease in these allowances resulted from actual product returns and price markdowns from software distributors and retailers exceeding the current period's provisions to these allowances (based on declining sales). However, at December 31, 2004, our allowances for product returns, price markdowns and bad debts had increased to 45% of gross accounts receivable, compared to 43% of gross accounts receivable at June 30, 2004.

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

We continue to have a highly concentrated customer base consisting of a few large software distributors and retailers. In particular, as of December 31, 2004, our largest software distributor, Atari, represented 47% of our net accounts receivable. Additionally, during the six months ended December 31, 2004, we collected receivable payments of $2.1 million from Atari, which represented 63% of our total customer receipts. Our ability to collect, in a timely manner, the net receivable amount owed by Atari remains critical for us to be able to meet our financial obligations and to fund normal operations. If at any time Atari would become unable or unwilling to make its receivable payments to us in a timely manner, our ability to continue ongoing operations would be significantly impaired.

                                 Inventory, net
                                 --------------
During the six months ended December 31, 2004, we experienced a $102,000 (or 13%) increase in net inventory, which resulted primarily from an increase in our gross inventory, which was partially offset by a small increase in our allowance for inventory obsolescence. The increase in gross inventory was due to the combination of many of our newly manufactured titles not achieving the level of retail distribution we had anticipated, along with an increase in inventory units shipped to software distributors under consignment agreements that had not yet sold through to end consumers. The decreased level of distribution was related to a large mass-merchant retailer reducing its retail shelf space allotment for $9.99 retail priced PC software games. We are currently evaluating the future retail and consumer demand for these newly manufactured products, but we anticipate that this reduction of product distribution at this retailer will continue to negatively impact our inventory levels for the remainder of fiscal 2005.

                                Accounts Payable
                                ----------------
During the six months ended December 31, 2004, our accounts payable decreased by $65,000, which resulted from our continued acceleration of payments to our primary trade vendors in exchange for receiving cash discounts, combined with increased payments relating to higher inventory levels.

                                Accrued Expenses
                                ----------------
During the six months ended December 31, 2004, our accrued expenses decreased by $307,000 as a result of employee bonus payments made pursuant to the fiscal 2004 employee incentive compensation plan. There was no such expense recorded during the six months ended December 31, 2004 relating to the fiscal 2005 employee incentive compensation plan due to our uncertainty of achieving the operating income threshold required for bonus payments pursuant to that plan.

Changes in Cash Flow, Non-Operating Activities

For the six months ended December 31, 2004, we had net cash used in investing activities of $10,000 for equipment upgrades to our computer network, compared to $26,000 in cash used in investing activities during the year ago period for similar expenditures. For the six months ended December 31, 2004, we had $19,000 in net cash provided by financing activities from the proceeds related to the exercise of options to purchase shares of our common stock, compared to no financing activities for the same period last year.

Credit Facility

In November 2004, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. This credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: a total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $2.0 million.

As of February 8, 2005, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of February 8, 2005, we had not utilized any of this credit facility, although we were eligible to draw up to $750,000 under this credit facility, based upon qualified accounts receivable as of that date.

Contractual Obligations and Commitments

We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. As of December 31, 2004, we had future operating lease commitments of $190,000, as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. As of December 31, 2004, we had future commitments to pay $39,000 in advance licensing and royalty payments to various third-party licensors and software developers as reflected in the table below. These commitments are expected to be funded by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments.

                                             Payments Due by Period
                               -------------------------------------------------

                                       Less than      1-3          3-5       More than
Contractual Obligations     Total        1 year       years        years      5 years
--------------------------------------------------------------------------------------
Operating leases          $ 190,000     $ 64,000    $ 124,000     $ 2,000     $  - 0 -
Advanced royalties           39,000       27,000       12,000       - 0 -        - 0 -
--------------------------------------------------------------------------------------
Totals                    $ 229,000     $ 91,000    $ 136,000     $ 2,000     $  - 0 -
                          =========     ========    =========     =======     ========

Liquidity Risk

Our ability to maintain positive cash flow remains essential to our survival as a going concern because our access to our existing credit facility is limited to the lesser of $750,000 or 75% of our qualified accounts receivable. In particular, our ability to maintain positive cash flow depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of our primary software distributors and retailers, sell-through of our products to consumers, and the costs of developing, producing, marketing and promoting our PC software titles.

There are significant challenges that we will need to successfully manage in order to fund our operations in the future. These challenges include, but are not limited to, maintaining our relationships with our principal distributors and retailers, maintaining timely receivable payments from our concentrated group of distributors and retailers, in addition to maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be severely impacted if Atari, and to a lesser extent Jack of All Games, Softek, Take Two Interactive, or EB Carlson, did not make receivable payments to us on a timely basis, or if other business conditions caused them to fail to pay us at all.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant market factors are the shelf space allocated to our products at retail and the market acceptance and sell-through rates of our products to consumers. If one of the major retailers where our products are sold were to further reduce or eliminate entirely the shelf space allocated to $9.99 PC software games, our cash flow and future financial prospects could be significantly impacted. Also, if any of our software titles do not sell through to consumers at a rate acceptable to retailers, then we could be exposed to unanticipated product return and price markdown credit requests that could then be used by distributors and retailers to reduce their future receivable payments to us. This could also cause a reduction in retailer and/or distributor replenishment orders for these products. If we experienced a negative trend in any of these factors, we may not be able to maintain positive cash flow. Additional outside financing to supplement our cash flow from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, it may not be on terms satisfactory to us because of potential stockholder dilution it may cause or other costs associated with such financing that we could not accept.

Listing of Our Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol EGAM. We have considered applying for listing on an exchange, such as the American Stock Exchange, but at this time we do not meet the standards for listing. Even if we did meet these standards, however, we do not believe at this time that the benefits of listing are substantial enough to justify the fees, costs and additional regulatory requirements imposed by such listing.

FACTORS AFFECTING FUTURE PERFORMANCE

Our business is subject to many risks and uncertainties that could affect our future financial performance. The following discussion highlights some of the more important risks we have identified, but they may not be the only factors that could affect our future performance.

A significant part of our sales come from a limited number of customers, and if we are unable to continue viable business relationships with key distributors and retailers, this could materially harm our business. The majority of our current sales are to software distributors that service the mass-market and major retailers in North America, and therefore our business relies on a concentrated group of these large customers. Atari is our primary North American distributor servicing the major mass-merchant retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During fiscal 2004, Wal-Mart accounted for about half of our unit sales to Atari, while Best Buy and Target accounted for most of our remaining business with Atari. During the first quarter of fiscal 2005, the decision by one of North America's largest mass-merchant retailers to implement a chain-wide decrease in the size of its PC game software department allocated to $9.99 jewel case titles more than halved the number of our titles that are now being sold in that retailer's stores. This event negatively affected our net sales and operating results for three and six months ended December 31, 2004, and we expect that it will continue to impact our results for the foreseeable future.

Our net sales to Atari during the fiscal year ended June 30, 2004 were $5.5 million and represented 69% of our total net sales. We anticipate that net sales to Atari will continue representing the largest percentage of our net sales during fiscal 2005. Accordingly, we expect to continue depending upon a limited number of significant distributors and retailers, and in particular Atari, for the foreseeable future.

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

The consumer entertainment PC software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive, particularly at the retail shelf level where a constantly increasing number of software titles are competing for a limited amount of shelf space, which has diminished over time. Retailers have a finite amount of shelf space on which to display consumer entertainment PC software products, and changes to shelf space allocations, such as the ones that recently occurred at a major retailer, will negatively affect our future sales and operating results. There is intense competition among consumer entertainment PC software publishers for retail shelf space and promotional support from retailers. The competition for retail shelf space continues to intensify and we are seeing shifts in the retail market for PC software games that are likely to continue to affect our operating results, including the recent decision by a major retailer to continue participating in value-priced PC software market, but through a single-source software supplier that will now control the manufacture, distribution and merchandising of this category of products at this retailer. Competition for retail shelf space also results in greater leverage for retailers and distributors in negotiating terms of sale, including price markdowns and product return policies, and our larger competitors may have more leverage than we do to negotiate more and better-positioned shelf space than we do. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If any of our large customers stopped buying our products or significantly reduced their purchases, our operating results and financial condition would be negatively impacted.

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. Our profitability is dependent on our ability to publish new PC software titles that get into retail stores and successfully sell through to consumers. Consumer preferences for entertainment PC software products are difficult to predict and few products achieve sustained market acceptance. The market for consumer entertainment PC software is also subject to shifts in consumer preferences and typical product life cycles of no more than six to fifteen months. New products we introduce may not achieve any significant degree of market acceptance, or the product life cycles may not be long enough for us to recover advance royalty, inventory, development, marketing and promotional costs. For example, certain newly manufactured titles did not achieve the level of retail distribution we had anticipated during the quarter ended December 31, 2004, and if these products never achieve full retail distribution at the largest mass-merchant retailers, this would significantly affect the success of these products. Also, if a product does not sell through to consumers at a rate satisfactory to our retailers or distributors, we could be forced to accept substantial product returns or be required to issue significant price markdowns to maintain our relationships with these distributors and retailers. We may also lose retail shelf space if our products do not sell through to consumers at rates that satisfy retailers. The failure of new products to achieve or sustain market acceptance would adversely impact our business, operating results and financial condition.

We may need additional funds, and we may not be able to obtain such funding if we need it. In November 2004, we renewed our $750,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. Our capital requirements are currently funded from the cash flow generated from product sales and our $750,000 credit facility with Hudson United Bank. This credit facility is subject to limitations based on the value of our accounts receivable, and therefore working capital may not be available to us when we need it. Our ability to continue operations essentially requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations in the future.

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

If our major distributors or retailers are not able to or are unwilling to pay us at all or within the normal course of business, this would materially harm our financial condition. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and some of these companies have failed. If any significant retailer or distributor of our products experienced financial difficulties, became insolvent, or went out of business, this would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. If any of our major distribution or retail customers failed to pay an outstanding receivable, particularly Atari, which as of December 31, 2004 represented 47% of our total net accounts receivable balance, our business, operating results and financial condition would be significantly harmed.

Our distributors and retailers have the right to return our products and to take price markdowns, which could reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We establish allowances for future product returns and price markdowns at the time revenue is recognized for sales to traditional software retailers and distributors servicing such retailers. These allowances are based upon, among other factors, our analysis of: historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; outstanding return material and price markdown authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which quantities of new products with higher retail prices or unproven genres remain in the retail channel. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed our allowances for these anticipated amounts, particularly for products that have higher price points than our typical $9.99 jewel case products, or are in genres that have not been proven to be successful for us, which would negatively impact our future results of operations.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Comparative sequential and year-to-year quarterly operating results may provide little meaningful information or guidance because of our relatively small size and the impact on our net sales resulting from the timing of purchase orders from retailers and distributors and other changes in market forces. Fluctuations in quarterly operating results will depend upon many factors including:

        - Seasonality of consumer entertainment PC software purchases;
        - Shelf space allocations by major retailers;
        - Timing of major distributor and retailer purchase orders;
        - Amount and timing of product returns and price markdown requests; and
        - Timing of our new product introductions, product enhancements and those of our competitors.

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

We may experience unique risks with our international revenues and distribution efforts. International net revenues, primarily consisting of licensing revenues, represented 7% and 8%, respectively, of our net sales for the three and six months ended December 31, 2004. We anticipate that in fiscal 2005 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party licensees, the business failure of any one of these licensees, and the resulting inability for us to collect the related outstanding licensing receivable, could have a material adverse effect on our financial condition.

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the second quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on December 8, 2004, where the following actions were taken:

The shareholders voted to elect Robert M. Aiken, Jr., Gerald W. Klein, Thomas D. Parente and Lambert C. Thom to the Board of Directors. The votes cast for each Director were as follows:

                                       Number of Shares
                                       ----------------

                                     For           Withheld
                                     ---           --------
         Robert M. Aiken, Jr.     9,313,149         389,057
         Gerald W. Klein          9,319,724         382,482
         Thomas D. Parente        9,313,049         389,157
         Lambert C. Thom          9,313,349         388,857


The shareholders voted to ratify the selection of Stockton Bates, LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2005. The votes cast in this matter were as follows:

                                       Number of Shares
                                       ----------------

                                For           Against        Abstain
                                ---           -------        -------
                             9,483,246        182,850         36,110

Item 6.  Exhibit Listing

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-QSB:

Exhibit Number                           Description of Exhibit
--------------                           ----------------------

(1) 10.1 Business Loan Agreement between Hudson United Bank and eGames, Inc. dated November 23, 2004
(1) 10.2 Commercial Security Agreement between Hudson United Bank and eGames, Inc. dated November 23, 2004
(1) 10.3                   Promissory Note of eGames, Inc. dated November 23,
                           2004
31.1 Certification of Gerald W. Klein as President and Chief Executive Officer of eGames, Inc. pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Thomas W. Murphy as Vice President and Chief Financial Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Gerald W. Klein as President and Chief Executive Officer of eGames, Inc. pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Thomas W. Murphy as Vice President and Chief Financial Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 24, 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: February 10, 2005                 /s/ Gerald W. Klein
      -----------------                 -------------------
                                        Gerald W. Klein, President, Chief
                                        Executive Officer and Director


Date: February 10, 2005                 /s/ Thomas W. Murphy
      -----------------                 --------------------
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


Date:  February 10, 2005
------------------------

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


Date:  February 10, 2005
------------------------

                                        /s/ Thomas W. Murphy
                                        --------------------
                                        Thomas W. Murphy
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the second quarter ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
February 10, 2005

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

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the second quarter ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
February 10, 2005

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.