Form 10QSB
period 2005-03-31
EGAMES INC
filed 2005-05-13
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                Yes (X)  No ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,906,754 shares of common stock, no par value per share, as of May 10, 2005.

Transitional Small Business Disclosure Format (check one): Yes (  )  No ( X )

                                      INDEX

                                                                           Page
                                                                           ----
Part I.         Financial Information

Item 1.         Unaudited Financial Statements:

                Balance Sheet as of March 31, 2005.........................  3

                Statements of Operations for the three and nine months
                    ended March 31, 2005 and 2004 .........................  4

                Statements of Cash Flows for the nine months
                    ended March 31, 2005 and 2004  ........................  5

                Notes to Financial Statements .............................  6

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................  12

                Factors Affecting Future Performance ......................  24

Item 3.         Controls and Procedures ...................................  28

Part II.        Other Information

Item 6.         Exhibit Listing ...........................................  28

Exhibit Index   ...........................................................  28

Signatures      ...........................................................  29

Exhibits        ...........................................................  30

Item 1.  Unaudited Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                      As of
                                                                     March 31,
                                                                       2005
                                                                   ------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                        $ 2,275,038
   Accounts receivable, net of allowances of $830,265                   795,834
   Inventory, net                                                       932,954
   Prepaid and other expenses                                           315,968
                                                                    -----------
          Total current assets                                        4,319,794

Furniture and equipment, net                                             59,398
Intangible assets                                                        24,089
                                                                    -----------
          Total assets                                              $ 4,403,281
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                 $   200,082
   Accrued expenses                                                     351,445
                                                                    -----------
          Total current liabilities                                     551,527
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
         11,138,654 issued and 10,906,754 outstanding)                9,179,827
   Additional paid-in capital                                         1,615,778
   Accumulated deficit                                               (6,442,434)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                  3,851,754
                                                                    -----------
          Total liabilities and stockholders' equity                $ 4,403,281
                                                                    ===========




                 See accompanying notes to financial statements.

                                        eGames, Inc.
                                 Statements of Operations
                                        (Unaudited)

                                       Three Months Ended            Nine Months Ended
                                            March 31,                    March 31,
                                   -------------------------    -------------------------

                                       2005          2004           2005          2004
                                   -----------   -----------    -----------   -----------
Net sales                          $ 1,459,623   $ 2,152,859    $ 4,550,082   $ 6,320,892

Cost of sales                          646,116       874,230      2,056,508     2,585,045
                                   -----------   -----------    -----------   -----------

Gross profit                           813,507     1,278,629      2,493,574     3,735,847

Operating expenses:
    Product development                101,894       119,344        444,887       386,431
    Selling, general and
       administrative                  660,969       608,454      1,879,634     1,800,271
                                   -----------   -----------    -----------   -----------
        Total operating expenses       762,863       727,798      2,324,521     2,186,702
                                   -----------   -----------    -----------   -----------

Operating income                        50,644       550,831        169,053     1,549,145

Interest income (expense), net           2,007         2,430          4,834        (1,087)
                                   -----------   -----------    -----------   -----------

Income before income taxes              52,651       553,261        173,887     1,548,058

Provision for income taxes               6,483        25,137         16,784        70,335
                                   -----------   -----------    -----------   -----------

Net income                         $    46,168   $   528,124    $   157,103   $ 1,477,723
                                   ===========   ===========    ===========   ===========


Net income per common
share:
       - Basic                     $      0.00   $      0.05    $      0.02   $      0.15
                                   ===========   ===========    ===========   ===========
       - Diluted                   $      0.00   $      0.05    $      0.01   $      0.14
                                   ===========   ===========    ===========   ===========


Weighted average common shares
    outstanding - Basic             10,655,108     9,989,337     10,291,370     9,989,337

Dilutive effect of common share
    equivalents                        375,041     1,380,022        700,962       886,948
                                   -----------   -----------    -----------   -----------

Weighted average common shares
    outstanding - Diluted           11,030,149    11,369,359     10,992,332    10,876,285
                                   ===========   ===========    ===========   ===========


                      See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
Cash flows from operating activities:
    Net income                                           $   157,103    $ 1,477,723
    Adjustment to reconcile net income to net cash
             provided by operating activities:
    Stock-based compensation                                  56,972         47,091
    Depreciation                                              27,151         15,358
    Changes in operating assets and liabilities:
             Accounts receivable, net                        738,025       (366,534)
             Inventory, net                                 (118,668)      (292,428)
             Prepaid and other expenses                      124,162       (117,691)
             Accounts payable                               (240,934)      (166,753)
             Accrued expenses                               (265,349)         8,009
                                                         -----------    -----------
Net cash provided by operating activities                    478,462        604,775
                                                         -----------    -----------

Cash flows from investing activities:
    Purchases of furniture and equipment                     (11,689)       (57,433)
    Expenditures for intangible assets                         - 0 -        (19,300)
                                                         -----------    -----------
Net cash used in investing activities                        (11,689)       (76,733)
                                                         -----------    -----------

Cash flows from financing activities:
    Dividend payments to common stockholders                (163,601)         - 0 -
    Proceeds from exercise of stock options                  229,642          - 0 -
                                                         -----------    -----------
Net cash provided by financing activities                     66,041          - 0 -
                                                         -----------    -----------

Net increase in cash and cash equivalents                    532,814        528,042

Cash and cash equivalents:
   Beginning of period                                     1,742,224      1,024,237
                                                         -----------    -----------
   End of period                                         $ 2,275,038    $ 1,552,279
                                                         ===========    ===========


Supplemental cash flow information:

   Cash paid during the period for interest              $     - 0 -    $     5,475
                                                         ===========    ===========

   Cash paid during the period for income taxes          $   137,040    $    43,646
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

Fair Value of Financial Instruments

The recorded amounts of cash and net accounts receivable at March 31, 2005 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

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

Intangible assets

At March 31, 2005, we had intangible assets of approximately $24,000, which related to the Company's trademark registration activities with the United States Patent and Trademark Office. As of March 31, 2005, we had not recorded any expense relating to these assets based upon our evaluation that no impairment has occurred.

Revenue Recognition

                                  Product Sales
                                  -------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers. These retailers have traditionally been in the business of selling consumer entertainment PC software products. The distribution of our products in these retailers is governed by purchase orders, distribution agreements, or direct sales agreements, most of which allow for product returns and price markdowns. We recognize revenues from product shipments to software distributors and retailers at the time title to our inventory passes, less a provision for anticipated product returns and price markdowns. Title to our products usually passes to software distributors and retailers upon their receipt of our products, because customer purchase orders typically reflect shipping terms of FOB destination. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, we perform sales cut-off tests, in which we obtain proof of deliveries for product shipments made during the last two weeks of a reporting period, from the freight companies that deliver our products to our retail and distribution customers. All revenues and costs associated with product shipments received by our customers after the end of a reporting period and having FOB destination terms are excluded from the current period's operating results and are deferred until the subsequent reporting period.

We recognize revenues in accordance with the criteria of SFAS No. 48 at the time title to our inventory passes to these distributors or retailers, based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title of the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and the product returns and price markdowns can be reasonably estimated at the time of sale. After deliveries to our distribution and retail customers are made, we do not provide any further services or materials that are essential to our products' functionality. However, we do provide basic telephone and web-based support as a means of improving consumer satisfaction and brand loyalty. Costs associated with our customer support efforts usually occur within one year from the period we recognize revenue and these costs have continued to be minimal (averaging about 1% of net sales).

We also have relationships with certain software distributors related to product distribution to various office superstores, which are based on consignment sales agreements. Accordingly, revenues from product shipments pursuant to these arrangements are only recognized to the extent that the software distributor has reported to us the actual product sell-through to consumers.

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

At March 31, 2005, the allowance for product returns and price markdowns amounted to 51% of our gross accounts receivable. Historically, the allowance for product returns and price markdowns has represented a substantial percentage of our gross accounts receivable because we have product return and price markdown exposure relating to paid receivables while the physical software units relating to these paid receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until the physical product units are actually returned to us, or sell through to consumers, we continue to evaluate our product return or price markdown exposure for these units remaining in the retail channel. During these time periods, through retailer and distributor provided reports, we have regular and timely visibility of the product sell-through results and remaining unit levels in the retail channel for our titles that help us estimate our exposure for future product returns and price markdowns.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for items such as licensing of software and intellectual properties used in our products, estimated tax payments, certain insurance coverage and various service contracts. Prepaid and other expenses are usually expensed as operating expenses on a straight-line basis over the period of time covered by a contract, except for advance licensing and royalty payments, which are usually expensed in cost of sales at contractual rates based on the net sales of the related software titles (see Notes 4 and 7), and income tax payments that are reflected as income tax expense when appropriate.

We continually evaluate the recoverability of our advance licensing and royalty payments by reviewing the information available about each title and the underlying licensed content. In particular, we evaluate the expected future sales of a title or potential subsequent titles containing the same licensed content based on current and potential sales programs, along with historical sell-through results of similar titles to consumers. For titles that have achieved distribution into their intended retail channels, we charge to cost of sales the remaining costs we determine to be non-recoverable in future periods. In the rare circumstance that a title does not achieve distribution into its intended retail channels, we charge to product development expense the remaining costs we determine to be non-recoverable in future periods. Costs determined to be non-recoverable are expensed in the reporting period in which the decision is reached by management that recoverability of these costs in future periods is unlikely.

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

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                 $ 1,626,000
     Allowance for product returns and price markdowns             (830,000)
                                                                -----------
     Accounts receivable, net                                   $   796,000
                                                                ===========

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials - warehouse                                   $  262,000
     Finished goods - warehouse                                     695,000
     Product returns - retailer and distributor locations           114,000
                                                                 ----------

                                                                  1,071,000

     Allowance for obsolescence                                    (138,000)
                                                                 ----------
     Inventory, net                                              $  933,000
                                                                 ==========

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Royalties                                                   $  162,000
     Federal tax                                                     72,000
     Insurances                                                      50,000
     Other expenses                                                  32,000
                                                                 ----------
     Prepaid and other expenses                                  $  316,000
                                                                 ==========

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment                                     $  358,000
     Accumulated depreciation                                      (299,000)
                                                                 ----------
     Furniture and equipment, net                                $   59,000
                                                                 ==========

6.  Accrued Expenses

Accrued expenses consists of the following:

     Professional fees                                           $   83,000
     Vacation pay                                                    79,000
     Customers with credit balances                                  70,000
     Marketing promotions                                            42,000
     Royalties                                                       32,000
     Other                                                           45,000
                                                                 ----------
     Accrued expenses                                            $  351,000
                                                                 ==========

7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. Total rent expense amounted to $21,000 for both quarters ended March 31, 2005 and 2004, and total rent expense was $64,000 and $63,000, respectively, for the nine months ended March 31, 2005 and 2004. At March 31, 2005, we had future operating lease commitments of $174,000 that are scheduled to be paid as follows: $64,000 in less than one year; $109,000 in one to three years; and $1,000 in three to five years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of March 31, 2005, we had future commitments to pay $61,000 in advance licensing and royalty payments to various third-party licensors and software developers, which are scheduled to be paid as follows: $49,000 in less than one year; and $12,000 in one to three years.

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

At March 31, 2005, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of March 31, 2005, we had not utilized any of this credit facility, and we had access to approximately $600,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date.

9.  Accounting for Stock-Based Compensation

At March 31, 2005, we had one existing stock-based employee compensation plan, which was adopted, amended and restated during 1995. This Plan, known as our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"), is administered by the Board of Directors and provides for the granting of incentive stock options and non-qualified stock options through July 1, 2005 to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant.

Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock option grants made on or after that date. As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

We recognized stock-based compensation expense within our financial statements of $20,000 and $22,000, respectively, during the quarters ended March 31, 2005 and 2004, and $57,000 and $47,000, respectively, during the nine months ended March 31, 2005 and 2004. All stock options that vested during these periods had been previously valued under the fair value method, and accordingly no reconciliation of stock-based compensation expense between the valuation methods for APB Opinion No. 25 and SFAS No. 123 is presented.

10. Dependence on One Large Software Distributor - Atari

Atari is our primary software distributor servicing the North American mass-merchants and other major retailers, such as Wal-Mart, Target, and Best Buy, among others. During the quarter ended March 31, 2005, Atari accounted for $803,000 of net sales, or 55% of net sales, compared to the quarter ended March 31, 2004, when Atari accounted for $1,454,000 of net sales, or 68% of net sales. During the nine months ended March 31, 2005, Atari accounted for $2,280,000 of net sales, or 50% of net sales, compared to the nine months ended March 31, 2004, when Atari accounted for $4,408,000 of net sales, or 70% of net sales.

As of March 31, 2005, Atari represented 60% of net accounts receivable, compared to March 31, 2004, when Atari represented 74% of net accounts receivable. During the three and nine months ended March 31, 2005, we collected receivable payments of $937,000 and $3,055,000, respectively, from Atari, which represented 48% and 57%, respectively, of total customer receipts. This compares to the three and nine months ended March 31, 2004, when we collected receivable payments from Atari of $1,073,000 and $4,128,000, respectively, which represented 60% and 70%, respectively, of total customer receipts.

If we were to lose our product distribution through Atari, or if they were not able or willing to make timely receivable payments to us in the normal course of business, our financial condition would be significantly impacted. Since the retail distribution of PC software is a competitive business, there may be alternative distributors that could distribute our products to retailers if, for example, Atari chose to discontinue distributing our titles, Atari was unable or unwilling to make timely receivable payments in the normal course of business, or if any retailers decided to discontinue their relationship with Atari.

11. Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about an enterprise's operating segments and related disclosures about products, geographic areas and major customers.

Based on our organizational structure, we operate in only one geographic area, which is North America, and only one reportable segment, which is publishing consumer entertainment software for PCs.

12. Quarterly Cash Dividend

On February 22, 2005, we made our first quarterly cash dividend payment of $0.015 per common share to shareholders of record on February 15, 2005. Additionally, on April 28, 2005, our Board of Directors authorized a quarterly cash dividend of $0.015 per common share to be payable on May 25, 2005 to shareholders of record on May 17, 2005. It is our intention to continue paying a comparable quarterly cash dividend to shareholders of our common stock. However, the payment of any further cash dividends depends entirely upon the discretion of our Board of Directors and may be discontinued at any time, for any reason.

13. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Since we had adopted within our financial statements the provisions of SFAS No. 123 as of July 1, 2002, we do not expect the adoption of SFAS No. 123 (revised 2004) to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins", Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        - Our belief that the largest single source of our net sales, accounts receivable and related cash receipts will continue to be attributable to Atari during fiscal 2005;
        - Our expectation that reductions in retail shelf space allocated to affordable PC game software will continue to negatively impact our financial results and inventory levels in the future;
        - The strategies and new opportunities that we are exploring in order to offset reductions in the retail shelf space allocated to affordable PC game software;
        - Our expectation that we will begin earning licensing revenues from Microgistix, Inc. during the fourth quarter of fiscal 2005, which could cause our net sales attributable to Best Buy to decrease;
        -   Our expectation that, during the remainder of fiscal 2005, we will continue to sell our products to the retailers and distributors that charge sales incentive and promotional fees, which will continue having a negative impact on our net sales, gross profit and gross profit margin;
        - Our expectation that our gross profit margin will continue to be impacted by higher royalty expense and freight costs during the remainder of fiscal 2005;
        - Additional quantities of discontinued titles being returned to us from retailers and distributors that need to be sold to inventory liquidators at discounted prices, which can cause inventory liquidation sales to vary from quarter to quarter;
        - Our expectation that the adoption of SFAS No. 123 (revised 2004) and SFAS No. 151 will not have a material impact on our financial statements;
        - Our expectation that future advance royalty commitments will be funded by cash flows from operations; and
        - Our current intention not to seek listing on a stock exchange even if we meet the standards for listing.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" beginning on page 24 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

        -   The market acceptance and successful sell-through results for our products at retail stores, particularly at North American
            mass-merchant retailers where consumer entertainment PC software has traditionally been sold;
        -   The continued successful business relationship between us and
            Atari, as our largest customer and our distributor to Wal-Mart,
            Target, and Best Buy, among others;
        -   The amount of shelf space Wal-Mart, Target and Best Buy allocate to
            ($9.99 retail priced) jewel case PC game software;
        -   The amount of unsold product that is returned to us by software
\           retailers and distributors;
        -   The amount of price markdowns we grant to retailers and
            distributors;
        -   Our ability to accurately estimate the provision needed for product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
        -   The continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of mass-merchant and major retailers;
        -   Our ability to control the manufacturing and distribution costs of our software titles;
        -   The success of our distribution strategy, including the ability to continue to distribute our products into major North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;

        - Our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
        -   Downward pricing pressure and competition in the markets we serve;
        - Fluctuating costs of developing, producing and marketing our products;
        -   Our ability to license or develop quality content for our products;
        - Consumers' continued demand for affordable consumer entertainment PC software;

and various other factors set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission.

Primary Trends in our Business

         The Decrease in Retail Shelf Space for Value-Priced PC Software
         ---------------------------------------------------------------
                             Has Reduced Our Sales
                             ---------------------
The reduced amount of shelf space being allocated to our category of products in retail stores during this fiscal year has contributed substantially to our declining net sales during this period. Typically referred to as retail "facings," we have historically experienced higher sales with more retail facings, especially at the large mass-merchant retailers in North America, and lower sales when we have fewer retail facings. We continue to see indications that the amount of retail shelf space being allocated to PC game software at the $9.99 retail price point is shrinking, and we expect this negative trend will continue to impact our results for the foreseeable future. We are attempting to offset this reduction in product distribution by establishing "out of department" displays at retailers currently selling our titles, exploring incremental licensing and OEM opportunities, launching a new online game website to drive Internet sales, as well as investigating alternative retail channels, packaging, displays and price points that may help develop currently untapped markets for value-priced PC software. We cannot predict whether these new opportunities and strategies will be effective in increasing net sales and offsetting the decreases in net sales caused by recent reductions in the shelf space allocated to affordable PC game software at retail stores.

              Dependence on One Large Software Distributor - Atari
              ----------------------------------------------------
We continue to have a concentrated customer base of a few large software distributors and retailers. Atari is our primary software distributor serving the mass-merchant and major retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During the three and nine months ended March 31, 2005, Wal-Mart accounted for the majority of our business with Atari, while Best Buy and Target accounted for most of our remaining units sold through Atari. Atari continues to represent the largest percentage of our net sales, net accounts receivable, and customer cash receipts.

Although Atari's percentage of our business has declined comparatively to prior year periods, we anticipate that during the remainder of fiscal 2005 the largest single source of our net sales, accounts receivable and related cash receipts will continue to be Atari. Our financial condition and ability to continue as a going concern would be significantly affected if we lost our distribution capability through Atari, if the amount of net sales to Atari were to substantially decrease, or if Atari would not be able or willing to make timely receivable payments to us in the normal course of business.

                                 Inventory Costs
                                 ---------------
During the nine months ended March 31, 2005, we experienced a $119,000, or 15%, increase in net inventory. This increase was due to many of our newer titles that were manufactured during the first half of the year not reaching the level of retail distribution we had anticipated due in part to the reduction in retail shelf space being allotted to PC software titles at the $9.99 retail price point. We are currently evaluating the future retail and consumer demand for our existing titles, but we anticipate that the reduction of retail shelf space for $9.99 retail priced PC software games will continue to impact our inventory levels for the remainder of fiscal 2005.

Critical Accounting Policies and Estimates

Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our revenue recognition and inventory valuation accounting policies require us to make significant judgments and estimates that could materially affect the amount of revenue we recognize, the cost of sales we expense, and the net values of our inventory and accounts receivable. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates for product returns, price markdowns, customer bad debts, inventory obsolescence, recoverability of advanced licensing and royalty payments, income taxes, contingencies and litigation risks. We base our estimates on historical experience and on various other factors and assumptions that we believe are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

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

Key Assumptions

Our provision for anticipated product returns and price markdowns is based on the assumptions we make after evaluating various factors, including: our analysis of historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been out at retail along with their estimated remaining retail life; the introduction of new and/or competing software products that could negatively impact the sales of our current products; outstanding return material and price markdown authorizations; and the extent to which units of new products with higher price points or unproven genres remain in the retail channel.

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

                     Advance Licensing and Royalty Payments
                     --------------------------------------
We make advance licensing and royalty payments to third party software developers and other licensors for the licensing of software content and intellectual properties for use within our PC software titles. These advance payments are initially classified on our balance sheet under the caption "Prepaid and other expenses", and are then usually expensed within the "Cost of sales" category of our Statements of Operations based upon contractual rates applied against our net sales of the related software titles to third party software distributors and retailers.

Key Assumptions

We continually evaluate the recoverability of our advance licensing and royalty payments by reviewing the information available about each title and the underlying licensed content. In particular, we evaluate the potential future sales of a title or subsequent titles containing the same licensed content based on current and potential sales programs, along with historical sell-through results of similar titles to consumers. For titles that have achieved distribution into their intended retail channels, we charge to cost of sales the remaining costs we determine to be non-recoverable in future periods. In the rare circumstance that a title does not achieve distribution into its intended retail channels, we charge to product development expense the remaining costs we determine to be non-recoverable in future periods. Non-recoverable costs are expensed in the reporting period in which management determines that it is not likely that we will be able to recover these costs in future periods.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 3.

Three and Nine months Ended March 31, 2005 and 2004

Net Sales

The following table represents our net sales by distribution channel for the three and nine months ended March 31, 2005 and 2004, respectively:

                              Net Sales by Distribution Channel
                              (rounded to the nearest thousand)

                                     Three Months Ended
                                          March 31,
                           ---------------------------------------

                                                                       Increase       %
Distribution Channel          2005        %         2004        %     (Decrease)   Change
-----------------------------------------------------------------------------------------
Software Distributors      $1,017,000    70%     $1,769,000    82%    ($ 752,000)   (43%)
Software Retailers            135,000     9%        166,000     8%       (31,000)   (19%)
Licensing                     176,000    12%         82,000     4%        94,000    115%
Internet                       96,000     7%         79,000     4%        17,000     22%
Inventory Liquidators          36,000     2%         57,000     2%       (21,000)   (37%)
-----------------------------------------------------------------------------------------
Totals                     $1,460,000   100%     $2,153,000   100%    ($ 693,000)   (32%)
                           ==========   ====     ==========   ====     =========     ===

                                      Nine Months Ended
                                           March 31,
                           ---------------------------------------

                                                                        Increase      %
Distribution Channel          2005        %         2004        %      (Decrease)  Change
-----------------------------------------------------------------------------------------
Software Distributors      $3,274,000    72%     $5,169,000    82%    ($1,895,000)  (37%)
Software Retailers            433,000    10%        532,000     8%        (99,000)  (19%)
Licensing                     423,000     9%        292,000     5%        131,000    45%
Internet                      242,000     5%        217,000     3%         25,000    12%
Inventory Liquidators         178,000     4%        111,000     2%         67,000    60%
-----------------------------------------------------------------------------------------
Totals                     $4,550,000   100%     $6,321,000   100%    ($1,771,000)  (28%)
                           ==========   ====     ===========  ====     ==========    ===


                             Software Distributors
                             ---------------------
For the three months ended March 31, 2005, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $1,017,000, which represented a decrease of $752,000 or 43% compared to the three months ended March 31, 2004. For the quarter ended March 31, 2005, net sales to software distributors decreased to 70% of total net sales, compared to 82% of total net sales for the three months ended March 31, 2004.

The $752,000 decline in net sales to software distributors during the three months ended March 31, 2005 was driven by a $651,000 decrease in net sales to Atari, our primary software distributor in the United States servicing many of the larger mass-merchant and major retailers (such as Wal-Mart, Target and Best Buy, among others), in addition to a $75,000 net sales decrease to Take Two Interactive serving certain North American office supply stores and warehouse clubs. Atari's reduced purchasing requirements during the current quarter were impacted by a reduction in the retail shelf space being allotted to PC software games at the $9.99 retail price point, along with the impact from Best Buy's transition to Microgistix, Inc, as its new single-source software supplier for jewel case PC game software.

During the fourth quarter of fiscal 2005, when Microgistix will begin manufacturing and distributing our jewel case PC game titles to Best Buy, we anticipate earning licensing revenues based upon their reported sales of our titles to consumers at Best Buy. This compares to prior periods, when we had recognized product sales based only on selling finished good units to Atari for their distribution to Best Buy. We anticipate that this new arrangement with Microgistix could cause our net sales attributable to Best Buy to decrease, compared to prior periods, but could favorably impact our operating results because we expect to earn higher margins on these licensing revenues.

For the nine months ended March 31, 2005, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $3,274,000, which represented a decrease of $1,895,000 or 37% compared to the nine months ended March 31, 2004. For the nine months ended March 31, 2005, net sales to North American software distributors decreased to 72% of total net sales, compared to 82% of total net sales for the nine months ended March 31, 2004.

The $1,895,000 decline in net sales to North American software distributors during the nine months ended March 31, 2005 was driven by a $2,128,000 decrease in net sales to Atari due to similar factors that affected the three month period, which net sales decrease was partially offset by a $209,000 increase in net sales to Canadian software distributors.

                      Primary Software Distributor - Atari
                      ------------------------------------
Atari is our primary software distributor servicing the North American mass-merchants and other major retailers, such as Wal-Mart, Target, and Best Buy, among others. During the quarter ended March 31, 2005, Atari accounted for $803,000 of net sales, or 55% of net sales, compared to the quarter ended March 31, 2004, when Atari accounted for $1,454,000 of net sales, or 68% of net sales.

During the nine months ended March 31, 2005, Atari accounted for $2,280,000 of net sales, or 50% of net sales, compared to the nine months ended March 31, 2004, when Atari accounted for $4,408,000 of net sales, or 70% of net sales. While the percentage of our business that is generated by sales to Atari has declined year over year, we expect that during the remainder of fiscal 2005, the largest single source of our net sales, accounts receivable and related cash receipts will continue to be Atari

                               Software Retailers
                               ------------------
For the three months ended March 31, 2005, net sales made directly to software retailers were $135,000, which represented a $31,000 decrease compared to the three months ended March 31, 2004. The $31,000 decrease in net sales made directly to software retailers for the three months ended March 31, 2005 resulted primarily from a decrease in net sales to CompUSA traceable to declining sales of various PC software box titles retail priced at $19.99 that did not achieve the level of consumer demand we had expected.

For the nine months ended March 31, 2005, net sales made directly to software retailers were $433,000, which represented a $99,000 decrease compared to the nine months ended March 31, 2004, and resulted from reasons similar to those impacting the three month period.

                                    Licensing
                                    ---------
Licensing revenues continued to grow year over year, and were primarily generated from increased sales made by our international software distributors under a series of licensing agreements covering specific territories outside of North America, with the majority of our licensing revenue growth originating from Germany (due to expanded distribution into alternative retail channels) and the United Kingdom (resulting from increased distribution to mass-merchant retailers).

For the quarters ended March 31, 2005 and 2004, licensing revenues amounted to $176,000 and $82,000, respectively, and represented 12% and 4%, respectively, of net sales. For the nine months ended March 31, 2005 and 2004, licensing revenues amounted to $423,000 and $292,000, respectively, and represented 9% and 5%, respectively, of net sales.

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

For the three months ended March 31, 2005 and 2004, Internet sales were $96,000 and $79,000, respectively, and represented 7% and 4%, respectively, of net sales during those periods. For the nine months ended March 31, 2005 and 2004, Internet sales were $242,000 and $217,000, respectively, and represented 5% and 3%, respectively, of net sales during those periods.

                              Inventory Liquidators
                              ---------------------
Net sales to inventory liquidators consist of sales of residual inventory titles that have been discontinued at traditional software retail stores because these titles have reached the end of their product lifecycles. As retailers continue to routinely change the mix of software titles displayed on their store shelves
- usually on a quarterly basis - we expect to receive additional quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any quantities of those titles remaining in our warehouse. Accordingly, the amount of inventory liquidation sales can vary greatly, quarter to quarter, and are usually made at discounted prices with no right of return or price markdown.

For the three months ended March 31, 2005 and 2004, net sales to inventory liquidators were $36,000 and $57,000, respectively, and for the nine months ended March 31, 2005 and 2004, net sales to inventory liquidators amounted to $178,000 and $111,000, respectively.

                       Product Returns and Price Markdowns
                       -----------------------------------
Until physical units of our products are returned to us from our software distributors or retailers, or until they sell through to consumers, we continue to evaluate our product return or price markdown exposure for physical units remaining in the retail channel.

During the three months ended March 31, 2005 and 2004, our provisions for product returns and price markdowns for customers that have traditionally sold PC software games amounted to $338,000 and $398,000, respectively, or 20% and 16%, respectively, of related gross sales. Although the amount of the provision for product returns and price markdowns decreased due to comparatively lower sales during the current quarter, this provision, as a percentage of related gross sales, increased due to our evaluation of retail channel inventory quantities in relation to the shrinking amount of retail shelf space being allocated to PC software games at the $9.99 retail price point.

During the nine months ended March 31, 2005 and 2004, our provisions for product returns and price markdowns for customers that have traditionally sold consumer entertainment PC software products were $978,000 and $1,432,000, respectively, or 19% of related gross sales during both nine month periods. The decrease in the amount of the provisions for product returns and price markdowns resulted primarily from lower sales during the current nine month period.

                     Sales Incentives and Promotional Costs
                     --------------------------------------
In order to maintain retail shelf space for our titles, we incur sales incentives and promotional costs from distributors and retailers, such as rebates and slotting fees, and recognize them as reductions to gross sales. For the remainder of fiscal 2005, we will continue to sell our products to software retailers and distributors that charge such fees, and accordingly we expect these types of costs to continue impacting our net sales, gross profit and gross profit margin.

For the quarters ended March 31, 2005 and 2004, our sales incentives and promotional costs were $113,000 and $141,000, respectively, or 7% and 6%, respectively, of related gross sales. For the nine months ended March 31, 2005 and 2004, our sales incentives and promotional costs were $352,000 and $383,000, respectively, or 7% and 5%, respectively, of related gross sales.

Cost of Sales

Cost of sales consists of the following costs that are associated with publishing our PC games for retail distribution: product costs; royalty costs incurred with third-party software developers for licensing product content or with other third-parties related to licensing various intellectual properties; freight and handling costs; inventory obsolescence provision and other costs.

The following table represents our cost of sales for the three and nine months ended March 31, 2005 and 2004:

                        March 31,      % of         March, 31,     % of        Increase         %
                           2005      net sales         2004      net sales    (Decrease)     Change
---------------------------------------------------------------------------------------------------
Three months ended     $   646,000     44.3%       $   874,000     40.6%      ($ 228,000)    (26.1%)

Nine months ended      $ 2,057,000     45.2%       $ 2,585,000     40.9%      ($ 528,000)    (20.4%)

During the three months ended March 31, 2005, cost of sales decreased by $228,000, or 26.1%, compared to the three months ended March 31, 2004. This $228,000 cost of sales decrease for the three months ended March 31, 2005 was due to a 32.2% decrease in net sales, which was partially offset by a 3.7% higher cost of sales percentage on those reduced sales. The 3.7% increase in cost of sales, as a percentage of net sales, was primarily due to cost increases, as a percentage of net sales of:

      o 4.1% in royalty expense resulting from the write-down of advance royalty payments for certain game titles that did not achieve sufficient consumer demand, combined with the impact from product mix changes; and

      o 1.7% in freight expense resulting from increased product shipments of smaller per order deliveries of box titles to retailers, combined with decreased product shipments to Atari that are more cost effective due to shorter delivery distances and larger unit requirements per delivery.

These cost of sales increases, as a percentage of net sales, were partially offset by a cost of sales decrease, as a percentage of net sales, of 2.7% in product costs that was impacted by an increase in worldwide licensing revenues that do not incur any product costs, along with a decrease in inventory liquidation sales that reflect a higher product cost percentage compared to product sales to traditional software retailers and distributors.

During the nine months ended March 31, 2005, cost of sales decreased by $528,000, or 20.4%, compared to the nine months ended March 31, 2004. The $528,000 cost of sales decrease for the nine months ended March 31, 2005 was due to a 28.0% decrease in net sales, which was partially offset by a 4.3% increase in the cost of sales percentage on those lower sales. The 4.3% increase in cost of sales, as a percentage of net sales, was primarily due to cost increases, as a percentage of net sales of:

      o 2.9% in royalty expense due to the write down of advance royalty payments related to various game and productivity titles, in addition to product mix changes; and

      o 1.5% in freight expense resulting from decreased product shipments to Atari that are more cost effective due to shorter delivery distances and larger unit requirements per delivery, combined with increased product shipments to Canadian distributors having longer delivery distances.

For the remainder of fiscal 2005, we expect our gross profit margin to continue to be impacted by higher average royalty expense (due to product mix changes and the potential for additional write downs of advanced royalties based upon future sell-through results of certain titles at retail) and freight costs (due to the potential that our product shipments to Atari may continue to decline as a percentage of our overall product deliveries compared to prior year periods).

Product Development

Product development expenses consist of personnel costs related to product management, quality assurance testing, packaging design and website administration, along with outside services for product ratings, website maintenance and non-recoverable project costs related to products prior to achieving distribution into their intended retail channels.

The following table represents our product development expenses for the three and nine months ended March 31, 2005 and 2004:

                        March 31,      % of        March, 31,      % of        Increase        %
                          2005       net sales        2004       net sales    (Decrease)    Change
--------------------------------------------------------------------------------------------------
Three months ended     $ 102,000       7.0%        $ 119,000       5.5%       ($ 17,000)    (14.3%)

Nine months ended      $ 445,000       9.8%        $ 386,000       6.1%        $ 59,000      15.3%


The $17,000 decrease in product development expenses for the three months ended March 31, 2005 resulted from the current period's non-recurrence of costs incurred during the year ago period for redesigning our website, in addition to no current period expense related to the fiscal 2005 employee incentive compensation plan.

The $59,000 increase in product development expenses for the nine months ended March 31, 2005 resulted from the write-off of $122,000 in capitalized licensing and inventory costs related to the RealAge Games & Skills title due to our determination during our first quarter of this fiscal year that the recovery of these costs in future periods was unlikely, based upon our consideration of all available information at that time, and in particular on the expected amount of any future sales. This expense increase was partially offset by the non recurrence of the year ago period's costs related to the redesign of our website and to the fiscal 2004 employee incentive compensation plan.

The write-off of the costs related to the RealAge Games & Skills title were charged to product development expense, rather than to cost of sales, because we determined that these costs related to a new title and brand that had not achieved distribution into its intended retail channels. This title was not designed for traditional retail distribution through our normal business operations, but rather through alternative retail distribution channels such as direct response TV. The RealAge Games & Skills brand was developed during fiscal 2004, in an attempt to attract new consumers to the PC game category by providing consumers with a compelling reason to play PC games in order to help maintain mental sharpness.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel related costs, insurance costs, stock-based compensation expense, professional service fees for legal, accounting and public relations, along with occupancy costs including rent, utilities and phones.

The following table represents our selling, general and administrative expenses for the three and nine months ended March 31, 2005 and 2004:

                        March 31,      % of         March, 31,     % of        Increase         %
                           2005      net sales         2004      net sales    (Decrease)     Change
---------------------------------------------------------------------------------------------------
Three months ended     $   661,000     45.3%       $   608,000     28.3%       $ 53,000       8.7%

Nine months ended      $ 1,880,000     41.3%       $ 1,800,000     28.5%       $ 80,000       4.4%


The $53,000 increase in selling, general and administrative expenses for the three months ended March 31, 2005 was driven by an increase in legal expenses incurred in enforcing our intellectual property rights, in addition to a small increase in marketing costs. These cost increases were partially offset by the non recurrence in public relations costs associated with the RealAge Games & Skills brand and a decrease in salary related costs due to no current period expense related to the fiscal 2005 employee incentive compensation plan.

The $80,000 increase in selling, general and administrative expenses for the nine months ended March 31, 2005 was caused by similar factors impacting the three month period, with the addition of small increases in consulting costs, accounting fees and charitable contributions.

Interest Income (Expense), net

The following table represents our net interest income (expense) for the three and nine months ended March 31, 2005 and 2004:


                         March 31,     % of       March, 31,    % of        Increase     %
                           2005     net sales        2004     net sales    (Decrease)  Change
----------------------------------------------------------------------------------------------
Three months ended       $ 2,000       0.1%        $ 2,000      0.1%        $ - 0 -     n/a

Nine months ended        $ 5,000       0.1%       ($ 1,000)     0.0%        $ 6,000     n/m


Provision for Income Taxes

The following table represents our provision for income taxes for the three and nine months ended March 31, 2005 and 2004:

                         March 31,     % of       March, 31,    % of        Increase     %
                            2005     net sales       2004     net sales    (Decrease)  Change
------------------------------------------------------------------------------- -------------
Three months ended       $  6,000      0.4%       $ 25,000      1.2%       ($ 19,000)  (76.0%)

Nine months ended        $ 17,000      0.5%       $ 70,000      1.1%       ($ 53,000)  (75.7%)


For the three months ended March 31, 2005, our provision for income taxes decreased by $19,000, compared to the same period a year earlier. The $19,000 decrease for the three months ended March 31, 2005 was due to a decrease in the current period's estimated taxable income for state income tax purposes, which was partially offset by a higher effective state income tax rate for fiscal 2005. At the beginning of fiscal 2005, we had approximately $2.3 million in net operating loss carry-forwards ("NOL's") available to offset future taxable income for federal income tax purposes.

For the nine months ended March 31, 2005, our provision for income taxes decreased by $53,000, compared to the nine months ended March 31, 2004. This $53,000 decrease for the nine months ended March 31, 2005 was due to the reduction in the current period's estimated taxable income for state income tax purposes, which was partially offset by a higher effective state income tax rate for fiscal 2005.

Net Income

The following table represents our net income for the three and nine months ended March 31, 2005 and 2004:

                         March 31,      % of         March, 31,      % of         Increase       %
                            2005      net sales         2004       net sales     (Decrease)    Change
-----------------------------------------------------------------------------------------------------
Three months ended       $  46,000       3.2%       $   528,000      24.5%      ($   482,000)  (91.3%)

Nine months ended        $ 157,000       3.5%       $ 1,478,000      23.4%      ($ 1,321,000)  (89.4%)


Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 339,210 for the quarter ended March 31, 2005 to 11,030,149 from 11,369,359 for the quarter ended March 31, 2004. This 339,210 decrease in the diluted basis calculation of weighted average common shares resulted from the combination of a decrease in common share equivalents (due to a lower average share price for eGames common stock during the current three month period), which was partially offset by an increase in outstanding shares due to the exercise of common stock options.

The weighted average common shares outstanding on a diluted basis increased by 116,047 for the nine months ended March 31, 2005 to 10,992,332 from 10,876,285 for the nine months ended March 31, 2004. This 116,047 increase in the diluted basis calculation of weighted average common shares resulted from increase in outstanding shares due to the exercise of common stock options, which was partially offset by a decrease in common share equivalents (due to a lower average share price for eGames common stock during the current nine month period).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Since we had adopted within our financial statements the provisions of SFAS No. 123 as of July 1, 2002, we do not expect the adoption of SFAS No. 123 (revised 2004) to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins", Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

Liquidity and Capital Resources

                                                 As of
                                                March 31,
                                        -------------------------

                                            2005          2004       Change
                                        -------------------------------------
Cash and cash equivalents               $ 2,275,000   $ 1,552,000   $ 723,000
                                        ===========   ===========   =========

            Percent of total assets         51.7%         36.1%
                                            =====         =====


                                               Nine Months Ended
                                                   March 31,
                                           ------------------------

                                              2005          2004        Change
                                           -------------------------------------

Cash provided by operating activities      $ 478,000     $ 605,000   ($ 127,000)
Cash used in investing activities            (11,000)      (77,000)      66,000
Cash provided by financing activities         66,000         - 0 -       66,000
                                           -------------------------------------
Net increase in cash and cash equivalents  $ 533,000      $ 528,000   $   5,000
                                           =========      =========   =========


Changes in Cash Flow, Operating Activities

During the nine months ended March 31, 2005, we had $478,000 in cash provided by operating activities compared to $605,000 in cash provided by operating activities for the nine months ended March 31, 2004. The $478,000 in cash provided by operating activities for the nine months ended March 31, 2005 resulted primarily from:

        o Collections of accounts receivable from our larger software distributors, licensees and Internet customers; and
        o    Net income earned during this period.

Partially offsetting these cash sources were cash uses from:

        o Employee bonus payments related to the fiscal 2004 employee incentive compensation plan that were accrued as of June 30, 2004, and paid during fiscal 2005;
        o Accelerated accounts payable vendor payments made in exchange for obtaining cash discounts, in addition to increased vendor payments related to higher levels of inventory; and
        o Income tax payments associated with estimated federal alternative minimum tax.

                            Accounts Receivable, net
                            ------------------------
Gross accounts receivable totaled $1.6 million and $2.7 million at March 31, 2005 and June 30, 2004, respectively. This $1.1 million decrease in gross accounts receivable resulted from accounts receivable collections exceeding the slowing pace of sales during the nine months ended March 31, 2005. At March 31, 2005, the allowances for product returns, price markdowns and bad debts had declined to $0.8 million, compared to $1.2 million at June 30, 2004. Although the allowances for product returns, price markdowns and bad debts had decreased in dollars terms during this period, these allowances had increased, on a percentage basis, at March 31, 2005 to 51% of gross accounts receivable, compared to 43% of gross accounts receivable at June 30, 2004.

Generally, we have been able to collect our net accounts receivable in the ordinary course of business, but have from time to time experienced periods of slowness in customer payments. We continually monitor our receivable balances and communicate with our customers in order to expedite their payments of past due amounts or to process authorized receivable credits for product returns and price markdowns. Since we do not hold any collateral to secure payment from any of our customers and because most of our customers have the right to return products and receive price markdowns that can be used to reduce their payments to us, the valuation of our accounts receivable is continually reviewed in order to help anticipate liquidity issues that could result from our inability to collect a receivable balance in the normal course of business.

We continue to have a very concentrated customer base consisting of a few large software distributors and retailers. In particular, as of March 31, 2005, our largest software distributor, Atari, represented 60% of our net accounts receivable. Additionally, during the nine months ended March 31, 2005, we collected receivable payments of $3.1 million from Atari, which represented 57% of our total customer receipts for that period. Our ability to collect, in a timely manner, the net receivable amount owed by Atari remains critical for us to be able to meet our financial obligations and to fund normal operations. If at any time Atari would become unable or unwilling to make receivable payments to us in a timely manner, our ability to continue ongoing operations would be significantly impaired.

                                 Inventory, net
                                 --------------
During the nine months ended March 31, 2005, we experienced a $119,000, or 15%, increase in net inventory, resulting primarily from an increase in our gross inventory, which was partially offset by a small increase in the allowance for inventory obsolescence. The increase in gross inventory was due to many of our newly manufactured titles not achieving the level of retail distribution we had anticipated due in part to the reduction in retail shelf space being allotted to PC software titles at the $9.99 retail price point. We are currently evaluating the future retail and consumer demand for our manufactured products, but we anticipate that the reduced shelf space for $9.99 jewel case PC software products at retail will continue to impact our inventory levels for the remainder of fiscal 2005.

                                Accounts Payable
                                ----------------
During the nine months ended March 31, 2005, accounts payable decreased by $241,000, which resulted from our continued acceleration of payments to our primary trade vendors in exchange for receiving cash discounts, combined with increased payments relating to higher inventory levels.

                                Accrued Expenses
                                ----------------
During the nine months ended March 31, 2005, accrued expenses decreased by $265,000 as a result of employee bonus payments made pursuant to the fiscal 2004 employee incentive compensation plan. There was no such expense recorded during the nine months ended March 31, 2005 relating to the fiscal 2005 employee incentive compensation plan due to our determination that we will not achieve the operating income threshold required for bonus payments pursuant to this fiscal year's plan.

Changes in Cash Flow, Non-Operating Activities

For the nine months ended March 31, 2005, we had net cash used in investing activities of $11,000 for equipment upgrades to our computer network, compared to $76,000 in cash used in investing activities during the year ago period for similar network upgrades and certain trademark related expenditures.

For the nine months ended March 31, 2005, we had $66,000 in net cash provided by financing activities that related to proceeds from the exercise of options to purchase shares of our common stock, which proceeds were partially offset by our quarterly cash dividend payment to shareholders of our common stock.

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

As of May 13, 2005, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of May 13, 2005, we had not utilized any of this credit facility, although we had access to approximately $600,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date.

Contractual Obligations and Commitments

We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. At March 31, 2005, we had future operating lease commitments of $174,000, as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. As of March 31, 2005, we had future commitments to pay $61,000 in advance licensing and royalty payments to various third-party licensors and software developers as reflected in the table below. These commitments are expected to be funded by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments.

                                                  Payments Due by Period
                              ---------------------------------------------------------------

                                             Less than       1-3          3-5       More than
Contractual Obligations         Total         1 year        years        years       5 years
---------------------------------------------------------------------------------------------
Operating leases              $ 174,000     $   64,000    $ 109,000     $ 1,000     $   - 0 -
Advanced royalties               61,000         49,000       12,000       - 0 -         - 0 -
---------------------------------------------------------------------------------------------
Totals                        $ 235,000     $  113,000    $ 121,000     $ 1,000     $   - 0 -
                              =========     ==========    =========     =======     =========

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

There are significant challenges that we will need to successfully manage in order to fund our operations in the future. These challenges include, but are not limited to, maintaining our relationships with our principal distributors and retailers, maintaining timely receivable payments from our concentrated group of distributors and retailers, in addition to maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be severely impacted if Atari did not make receivable payments to us on a timely basis, or if other business conditions caused them to fail to pay us at all.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant market factors are the shelf space allocated to our products at retail and the market acceptance and sell-through rates of our products to consumers. If one of the major retailers where our products are sold were to further reduce or eliminate entirely the shelf space allocated to $9.99 PC software games, our cash flow and future financial prospects could be significantly impacted. Also, if any of our software titles do not sell through to consumers at a rate acceptable to retailers, then we could be exposed to unanticipated product return and price markdown credit requests that could then be used by distributors and retailers to reduce their future receivable payments to us. This could also cause a reduction in retailer and/or distributor replenishment orders for these products. If we experienced a negative trend in any of these factors, we may not be able to maintain positive cash flow. Additional outside financing to supplement our cash flow from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, such financing may cause significant stockholder dilution or may have other costs associated with such financing.

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

A significant part of our sales come from a limited number of customers because of consolidation in the retail marketplace. The majority of our current sales are to software distributors that service the mass-market and major retailers in North America, and therefore our business relies on a concentrated group of these large customers. Atari is our primary North American distributor servicing the major mass-merchant retailers in North America, such as Wal-Mart, Target, and Best Buy, among others. During fiscal 2004, Wal-Mart accounted for about half of our unit sales to Atari, while Best Buy and Target accounted for most of our remaining business with Atari. During the first quarter of fiscal 2005, the decision by one of North America's largest mass-merchant retailers to implement a chain-wide decrease in the size of its PC game software department allocated to $9.99 jewel case titles more than halved the number of our titles that are now being sold in that retailer's stores. This event negatively affected our net sales and operating results for three and nine months ended March 31, 2005, and we expect that it will continue to impact our results for the foreseeable future.

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

If we cannot continue viable business relationships with key distributors and retailers, this would materially harm our business. The terms of our business relationships with the primary distributors of our products do not require them to purchase our products. If these distributors were to stop distributing our products, our sales would decline substantially and in a brief period of time. In addition, if distributors of our products were only willing to distribute our products on terms that were commercially unacceptable to us, our financial condition would be materially harmed. We also might not be successful in distributing our products directly to key retailers. Even if we were successful in selling our products directly to these retailers, it might be on terms that are not commercially acceptable. Our inability to negotiate commercially viable distribution relationships with major software retailers and distributors, or the loss of, or significant reduction in sales to, any of our key distributors or retailers, would adversely affect our business, operating results and financial condition.

The consumer entertainment PC software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive. A constantly increasing number of software titles are competing for a limited amount of shelf space, which has diminished over time. Retailer changes to shelf space allocations, such as the reductions in shelf space that recently occurred at a major retailer, can negatively affect our future sales and operating results. The competition for retail shelf space continues to intensify. We are seeing shifts in the retail market for PC software games that are likely to continue to affect our operating results, including the recent decision by Best Buy to continue participating in the value-priced PC software market, but through a single-source software supplier, Microgistix, Inc., that will now control the manufacture, distribution and merchandising of this category of products at Best Buy. Competition for retail shelf space also results in greater leverage for retailers and distributors in negotiating terms of sale, including price markdowns and product return policies, and our larger competitors may have more leverage than we do to negotiate more and better-positioned shelf space than we do. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If our competitors develop more successful products, offer competitive products at lower price points, or if we do not continue to develop consistently high-quality and well-received products, our revenue, margins, and profitability will decline.

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. Our profitability depends on our ability to publish new PC software titles that get into retail stores and successfully sell through to consumers. Consumer preferences for entertainment PC software products are difficult to predict and only a few products achieve sustained market acceptance. Typical product life cycles are no more than six to fifteen months. New products we introduce may not achieve any significant degree of market acceptance, or the product life cycles may not be long enough for us to recover advance royalty, inventory, development, marketing and promotional costs. If a product does not sell through to consumers at a rate satisfactory to our retailers or distributors, we could be forced to accept substantial product returns or be required to issue significant price markdowns to maintain our relationships with these distributors and retailers. We may also lose retail shelf space if our products do not sell through to consumers at rates that satisfy retailers. The failure of new products to achieve or sustain market acceptance would adversely impact our business, operating results and financial condition.

If our major distributors or retailers are not able to or are unwilling to pay us at all or within the normal course of business, this would materially harm our financial condition. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and some of these companies have failed. If any significant retailer or distributor of our products experienced financial difficulties, became insolvent, or went out of business, this would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. If any of our major distribution or retail customers failed to pay an outstanding receivable, particularly Atari, which as of March 31, 2005 represented 60% of our net accounts receivable balance, our business, operating results and financial condition would be significantly harmed.

We may need additional funds, and we may not be able to obtain such funding if we need it. In November 2004, we renewed our $750,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. Our capital requirements are currently funded from the cash flow generated from product sales and our $750,000 credit facility with Hudson United Bank. This credit facility is subject to limitations based on the value of our accounts receivable, and therefore working capital may not be available to us when we need it. Our ability to continue operations essentially requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations in the future. If we had to seek financing, we may only be able to obtain such financing on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, to access funds from our credit facility when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

If we are not able to continue our quarterly dividend program, this would adversely affect our stock price. The Company's Board of Directors has declared two consecutive quarterly cash dividends of $0.015 per common share, one of which was paid in February 2005 and one is anticipated to be paid on May 25, 2005. It is the Company's intention to continue paying a comparable quarterly cash dividend to shareholders of its common stock in future periods. However, the payment of any further cash dividends depends entirely upon the discretion of the Company's Board of Directors and may be discontinued at any time, for any reason. If we are not able to continue our quarterly dividend program, this would adversely affect the Company's stock price and could also harm the Company's overall reputation and market valuation.

Price markdowns and product returns could materially reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We generally establish allowances for future product returns and price markdowns at the time revenues associated with product shipments are recognized. These allowances are based on many factors, including historical product returns and price markdowns, product sell-through results at retail store locations, field inventory at distributors' warehouses and at retail stores, the length of time that products have been at retail along with their estimated remaining retail life, outstanding return material and price markdown authorizations, the introduction of new and/or competing software products that could negatively impact the sales of our products, and the extent to which our newer products with higher retail prices or unproven genres remain in the retail channel. Our sales to these customers are reported net of product return and price markdown provisions. Actual product returns and price markdowns could exceed our established allowances for these anticipated amounts, which would negatively impact our future results of operations.

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

The seasonal nature of the PC software market can result in harm to our financial results if our product releases, shipments and orders do not optimize sales during key selling periods. The PC game software industry is highly seasonal, with sales tending to be higher during the quarter ending December 31st. This is due to increased demand for PC software games during the back-to-school and holiday selling seasons. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss out on key selling periods, such as the year-end holiday buying season. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet these critical selling periods, our net sales and operating results would be adversely affected. Additionally, if our products do not adequately sell-in to our customers' retail locations or sell-through to consumers at these retail locations during these key selling periods, our financial results for the entire fiscal year would be adversely affected.

Our business is dependent on commercially viable licensing arrangements with third party software developers. Independent software developers develop all of the content for our software titles. Our success in introducing new high quality PC software titles depends on our ability to maintain relationships and obtain licensing agreements on favorable terms with skilled independent software developers. Increased competition for the licensing rights to quality consumer entertainment PC software content has compelled us to agree to increasingly higher advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors. If the products subject to these advance and minimum payments do not generate sufficient sales volumes to recover these costs, this would have a negative impact on our financial results. Additionally, if we are not able to obtain quality content on commercially viable terms from independent software developers, this would also adversely affect our business.

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

Our common stock has experienced low trading volumes and unpredictable volatility on the OTC Bulletin Board. Our shares of Common Stock are currently traded on the OTC Bulletin Board under the symbol EGAM, and we currently do not qualify for listing on any of the major exchanges, such as Nasdaq or the American Stock Exchange. Many stocks traded on the OTC Bulletin Board - including our stock - have experienced significant price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which can make it difficult to sell our stock. If our stock is not eligible to be traded on the OTC Bulletin Board, our stock will then be traded on the Pink Sheets, which may have even less trading volume potential and more price fluctuations than the OTC Bulletin Board.

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

We may have difficulty protecting our intellectual property rights. We either own or have licensed the rights to copyrights for our product content, trademarks and our corporate name and logo. We may not have sufficient resources to adequately protect our intellectual property rights, and our existing or future copyrights, trademarks, trade secrets or other intellectual property rights may not be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. If we are not able to sufficiently protect our intellectual property rights, this would have an adverse effect on our business and operating results and on the overall value of our company.

We may incur substantial expenses and be required to use our internal resources to defend infringement claims, and settlements may not be favorable or attainable. We may from time to time be notified that we are infringing the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from third-party software developers may give rise to claims of infringement. In past years, we have incurred significant defense costs and utilized internal resources in defending trademark and copyright claims and lawsuits. Other third parties may initiate infringement actions against us in the future. Any future claims could result in substantial costs to us, and diversion of our limited resources. If we are found to be infringing the rights of others, we may not be able to obtain licenses on acceptable terms or at all, and significant damages for past infringement may be assessed, or further litigation relating to any such licenses or usage may occur. Our failure to obtain necessary licenses or other rights, or the initiation of litigation arising from any such claims, could materially and adversely affect our operating results.

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

We depend on key management and technical personnel. We rely on our management and other key personnel for the successful operation of our business. We are dependent upon the expertise and skills of several key sales, marketing and product development employees, and there can be no assurance that we will be able to continue to retain these personnel at current compensation levels, or at all. Failure to continue to attract and retain qualified personnel could materially adversely affect our business and prospects.

We may experience unique risks with our international revenues and distribution efforts. International net revenues, primarily consisting of licensing revenues, represented 10% and 9%, respectively, of our net sales for the three and nine months ended March 31, 2005. We anticipate that in fiscal 2005 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party licensees, the business failure of any one of these licensees, and the resulting inability for us to collect the related outstanding licensing receivable, could have a material adverse effect on our financial condition.

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the third quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6.  Exhibit Listing

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-QSB:

Exhibit Number                              Description of Exhibit
--------------                              ----------------------

(1) 4.1 First Amendment to Rights Plan, dated as of March 4, 2005, between eGames, Inc. and StockTrans, Inc.
31.1        Certification of Gerald W. Klein as President and Chief
            Executive Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Thomas W. Murphy as Vice President and Chief Financial Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Gerald W. Klein as President and Chief Executive Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Thomas W. Murphy as Vice President and Chief Financial Officer of eGames, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on March 4, 2005.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: May 13, 2005                         /s/  Gerald W. Klein
      ------------                         --------------------
                                           Gerald W. Klein, President, Chief
                                           Executive Officer and Director


Date: May 13, 2005                         /s/ Thomas W. Murphy
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


Date:  May 13, 2005
-------------------

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


Date:  May 13, 2005
-------------------

                              /s/ Thomas W. Murphy
                              ----------------------------
                              Thomas W. Murphy
                              Chief Financial Officer
                              (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the third quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
Date:  May 13, 2005

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

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the third quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
Date:  May 13, 2005

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.