Form 10KSB
period 2005-06-30
EGAMES INC
filed 2005-09-27
CIK 948703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark one)
    |X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No ( X )

State issuer's revenues for its most recent fiscal year:  $5,344,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,425,000 as of September 21, 2005.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,906,754 shares of Common Stock, no par value per share, as of September 21, 2005.

Transitional Small Business Disclosure Format (check one): Yes (   )   No ( X )

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III and Part IV of this report. With the exception of those portions, which are expressly incorporated by reference, the proxy statement is not deemed to be filed as a part of this report.

                                   eGames, Inc.
                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 2005

                                      INDEX


                                                                           Page
                                                                           ----
                                     PART I

Item 1.  Business.........................................................   3

Item 2.  Properties.......................................................  13

Item 3.  Legal Proceedings................................................  13

Item 4.  Submission of Matters to a Vote of Security Holders .............  13

                                     PART II

Item 5.  Market for the Registrant's Common Stock, Related Stockholder
         Matters and Small Business Issuer Purchases of Equity
         Securities.......................................................  14

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................  15

Item 7.  Financial Statements ............................................  28

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ...........................................  43

Item 8A.  Controls and Procedures ........................................  43

Item 8B.  Other Information ..............................................  43

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant, Promoters
         and Control Persons, Compliance with Section 16(a) of the
         Exchange Act.....................................................  43

Item 10.  Executive Compensation..........................................  44

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................  44

Item 12.  Certain Relationships and Related Transactions .................  44

                                     PART IV

Item 13.  Exhibits .......................................................  45

Item 14.  Principal Accountant Fees and Services..........................  45


Signatures................................................................  46

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

Item 1.    Business

GENERAL

eGames, Inc. ("eGames", "our", "us" or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. Historically, we have focused on publishing software games for the PC platform only. We are currently evaluating various opportunities to publish quality content for other gaming platforms, such as console devices, hand held game devices and mobile phones. We sell products to consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs through retail distribution or online via the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

All eGames titles are family friendly, easy-to-use, and are typically rated E for Everyone by the Entertainment Software Ratings Board, which means they are non-violent and appropriate for all ages. The majority of our software titles are sold in jewel case packaging, but we also sell a small number of higher priced box titles retail priced at $19.99. We promote the eGames(TM) brand in order to generate customer loyalty, encourage repeat purchases and differentiate eGames software products to retailers and consumers.

Acquisition of Assets of Cinemaware, Inc.
-----------------------------------------
eGames expects to enter into an Asset Purchase Agreement (the "Agreement") with Cinemaware, Inc. ("Cinemaware") during or prior to the first week of October to purchase substantially all of the assets of Cinemaware. The assets to be acquired upon closing of the transaction, anticipated to occur in October, 2005, principally consist of intellectual property, contract rights and goodwill. As part of the transaction, at closing Cinemaware and its principal shareholder, Lars Fuhrken-Batista, will enter into non-competition agreements, and Mr. Batista will become Vice President of Development for eGames. We currently intend to use the Cinemaware assets for the purposes of developing new higher-priced PC game titles and console game titles.

In consideration for the Cinemaware assets, at closing eGames will issue shares of its common stock equal to $300,000 divided by the average closing price of a share of eGames common stock for the five trading days prior to the date of the Agreement, and the five trading days ending one trading day prior to the closing, but in no event less than 600,000 shares or more than 855,000 shares. Also at closing, eGames will issue to Cinemaware a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.50 per share, and a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.75 per share. The warrants will have a term of five years. One-third of the shares of eGames common stock to be issued at closing will be held in an escrow account for one year for eGames' indemnification claims. eGames is not assuming any of Cinemaware's liabilities, except for certain obligations relating to assumed contracts.

Additionally, as part of Mr. Batista's employment, upon his start date he will receive stock options to purchase 150,000 shares of eGames common stock with an exercise price equal to the closing price of eGames common stock on that date. These options will not be part of any stock option plan and will vest and become exercisable over five years in equal annual installments. The options will have terms of six years.

INDUSTRY BACKGROUND

The worldwide consumer entertainment software market is very competitive. We compete with other companies having operations that vary from small companies with limited resources to large companies with much greater resources than we have.

The changing characteristics of the worldwide consumer entertainment software market in recent years has been impacted by many factors, such as: an increasing number of technologically advanced PCs with more powerful operating systems, enhanced graphics and video cards, and expanded memory chips, as well as higher capacities and faster speeds for CD, DVD and hard drives in the home and office; greater access by consumers to the Internet through high-speed access modes (such as cable modems and DSL connections); increased interest in online game play; the increasing number of game console devices in the home; and the development of increasingly advanced technologies supporting game play (such as hand held game devices, mobile phones and personal digital assistants). As a result of the increased competition in the overall consumer entertainment market that has been driven by this growing array of alternative game-playing technologies, market data suggests that the retail market for PC game software has decreased in recent years.

Additionally, the continued growth in the installed base of technologically advanced yet affordably priced PCs has made PC software games a mass-market commodity. The development of this mass market for consumer entertainment PC software games has contributed to the importance of mass merchant PC software sales as a distribution channel, and has increased the pricing pressure for these types of games and the competition for high quality, competitively-priced gaming software content. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. Faced with the challenges of marketing and distribution, many independent software developers for PC games are pursuing relationships with publishing companies with stronger distribution capabilities than ours, including better access to mass market retailers and greater merchandising, marketing and promotional resources than we have. At the same time, retailers with limited shelf space in their stores are faced with the challenge of managing an increasing number of software titles to select from. This factor has increased the competition for maintaining and/or growing our share of the declining amount of retail shelf space allocated to value-priced PC software games. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment PC software publishers and distributors, in addition to the diversification of products offered by these companies. The trends toward industry consolidation and increased competition for game content and retailer shelf space are expected to continue for the foreseeable future.

BUSINESS STRATEGY

The goal of our business strategy is to be a leading publisher of high quality, affordably priced PC software games. We continue to work towards executing our business plan that focuses on:

        o  Gaining brand name recognition of our PC game software titles;
        o Developing new top-selling titles within existing brands and previously successful core game genres;
        o Developing top-selling titles within new brands and software categories;
        o Strengthening existing and developing new distribution and retail relationships;
        o Expanding our online presence through more attractive and value-adding websites; and
        o Seeking opportunities to acquire intellectual property, brands or assets that will enable us to broaden our product offering in the consumer entertainment software market.

The eGames Business Model. The dominant element of our strategy is to bring familiar, fun, family friendly games to PC gamers of all ages and capabilities at affordable prices, while maintaining a lean and focused business organization. Our business model focuses primarily on the under-$20 retail priced segment of the PC game software market because that is where we have an established track record of quality titles at an affordable price.

We Rely On Marketplace Sales Data. We evaluate marketplace sales data to determine which types of products are achieving successful consumer acceptance as indicated by strong retail sell-through results of various consumer entertainment software categories. We then focus on developing successful titles that can have sustainable lifecycles and be attractive to a wide range of PC gaming consumers. We seek to obtain the rights to PC gaming content that we anticipate will meet these criteria while complementing our branding strategy.

Deliver Products To Market Quickly To Maximize Sales Opportunities. We believe that the best method of bringing products to market successfully is to identify games that consumers are currently enjoying and will likely continue buying. We then focus on quickly developing or obtaining product content that we believe the consumer will buy when it is combined with our exciting and distinctive packaging designed to drive impulse sales in retail stores. Our product development efforts focus on product design, a user-friendly unique interface, ease-of-use, product quality and consistency. Our internal product development team collaborates with third-party software developers in developing PC software games that we believe consumers will want to play. Although we do not develop our titles internally, we influence the creative aspects of our products by working closely with an experienced group of third-party software developers in order to minimize product development costs and to increase the potential consumer acceptance of new titles at retail locations.

Develop PC Games That Are Easy To Play. We design PC games so they are easy to install and easy to play, requiring little or no technical experience or subsequent support. We provide very basic product support to consumers who have purchased our products, and based on consumer feedback we may incorporate different or upgraded features within future titles.

Gaining Distribution. Gaining more North American retail distribution is a very important element of our business strategy. Our flexible distribution model enables retailers to buy eGames software titles either directly from us or from a distributor that they prefer to manage their software requirements. Due to the additional costs associated with servicing certain retailers directly, we attempt to adjust our pricing structure with these retailers to help cover the additional costs associated with direct-to-store product shipments. Our aim is to make eGames software titles easily available to consumers at the retail stores in which they shop frequently.

Market Brand Names That Deliver Consistent Quality. We focus our marketing resources on developing or acquiring brands that represent value, quality and consistency to the gaming consumer. We believe that recognizable brands offer a safer choice to the consumer in an otherwise confusing, rapidly changing and often intimidating software marketplace for games. Once a consumer becomes highly satisfied with a brand in any given product category, we believe they will typically tend to actively search for that brand versus competing ones. We believe that recognizable brands can help drive consistent product demand by consumers at retail stores, which is our objective.

INTERNET STRATEGY

Our website, www.egames.com, is a comprehensive website where visitors can try game demos, play fun games for free, buy our products (both physical and downloadable versions), register software purchases, get product support, or review investor relations information such as regulatory filings, press releases and corporate governance documents. We seek to maintain a leading edge website that provides value added services and information to new and repeat visitors. Our goal is to continually improve the quality of our website so that our Internet presentation clearly communicates our commitment to providing fun and easy-to-use games that are affordably priced.

In October 2004, we launched an online games website, www.egamesonline.com, intended to complement our existing e-commerce website by channeling additional consumer traffic to our online store and increasing our Internet sales. This new online games website is designed to cross-promote eGames downloadable demonstration software and drive retail sales through the main eGames website. Since launch the online games website has attracted an increasing number of visitors, but to date it has been only marginally successful at increasing online sales of games on our e-commerce site.

MARKETING

Our marketing efforts focus on:

        o  Coordinating in-store marketing programs with retailers;
        o  Participating in retail trade shows;
        o  Improving our websites, (www.egames.com and www.egamesonline.com);
        o  Issuing press releases and establishing media contacts; and
        o  Distributing demonstration software through the Internet or on CDs.

Our marketing department is responsible for designing programs intended to increase retailer and consumer demand for our software products resulting in incremental retailer and distributor purchase orders, and to then achieve positive consumer acceptance as indicated by stronger product sell-through results to consumers. Our marketing personnel create attractive product catalogs, sales brochures, advertisements, related promotional materials and various retail displays. Our marketing personnel and distribution vendors work together to coordinate retail and promotional programs so that they are in place when products are received by retailers. Accordingly, in-store advertising, public relations, and advertisements are designed and implemented in parallel with product availability at retail stores.

SALES AND DISTRIBUTION

North American Sales and Distribution. We primarily sell our products through national software distributors servicing North American mass-merchant and major retailers. Additionally, we have direct sales relationships with certain software retailers. We often utilize electronic data interchange hardware and software systems in order to fulfill orders to retailers that require us to have direct-to-store distribution and replenishment capability.

During the year ended June 30, 2005, we had one major distributor, Atari that represented 45% of our net sales compared to the year ended June 30, 2004, when Atari accounted for approximately 69% of our net sales. During fiscal 2005, one retailer accounted for about half of our business through Atari, while two other national retailers accounted for most of our remaining sales to Atari.

International Revenues. Our international distribution efforts are managed through a series of licensing agreements covering various territories outside of North America, with the majority of our international revenues originating from the United Kingdom, Germany, Australia and Brazil. Our international net revenues for the years ended June 30, 2005 and 2004, were $468,000 and $341,000, respectively, and represented 9% and 4% of net sales, respectively.

Distribution Procedures. Our sales organization works with distributors' and retailers' sales and purchasing personnel in order to maximize our sales at specific retailers. They work with retail buyers and their distributors to ensure an appropriate level of our products are available at each retail store, warehouse stock levels are sufficient, promotions and advertising are coordinated with product availability, and in-store merchandising plans are properly maintained.

The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. Our sales are made primarily to software distributors and retailers and are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We establish and maintain allowances for product returns and price markdowns by distributor and retailer at levels we believe are adequate based upon many factors, including: our analysis of historical product return and price markdown results; current product sell-through results at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been released at retail along with their estimated remaining retail life; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; outstanding return material and price markdown authorizations; and the extent to which units of new products with higher price points or unproven genres remain in the retail channel.

We also have relationships with certain software distributors for product distribution to various retailers, which are based on consignment sales agreements. Accordingly, revenues from product shipments pursuant to these arrangements are only recognized to the extent that the distributor has reported to us that our products have actually sold through to consumers.

COMPETITION

The consumer entertainment PC game software industry is intensely competitive and is continuing to consolidate. The market for affordable consumer entertainment PC software games is especially competitive. We believe that the principal competitive factors include content quality, which is a combination of compelling game play, appealing graphics and sounds, technical compatibility and trouble-free operation, brand name recognition, price, product packaging, merchandising, ease-of-use, reliability, on-line capabilities, and distribution strength.

We compete primarily with other PC game publishers. Our primary competitors are very large companies with much greater financial, marketing, distribution and technical resources than we have. Although there are a variety of consumer PC software game publishers, based on our product lines and retail price points, Microsoft, Electronic Arts, Atari, Activision, Vivendi, THQ, Cosmi, Take-Two Interactive, and Interplay are our primary competitors. In addition, it is probable that an increasing number of large software companies will continue to intensify their focus on the value-priced segment of the PC software market and, as a result, could increasingly compete with us directly in our gaming genres and value-oriented retail price points. We are facing greater competition as a result of an increase in the number of competitors' previously higher-priced titles transitioning down to the $9.99 retail price point more quickly than in the past, combined with more competitor titles within the core gaming genres in which we compete. We also face additional competition for the consumer's entertainment purchases from other evolving gaming platforms, such as game consoles, online game websites, handheld game devices and mobile phones.

The market for product content from third-party PC software game developers is also extremely competitive. We may not be successful in obtaining high-quality content to be included in our products if our competitors achieve better access to distribution channels, have greater financial resources, or have developed or acquired a widely recognized brand more attractive to a potential licensor.

PRODUCT DEVELOPMENT

Our product development expenses for the years ended June 30, 2005 and 2004 were $538,000 and $510,000, respectively. Product development expenses consist primarily of personnel costs related to product management, quality assurance testing, packaging design and website administration, along with outside services for product ratings, website infrastructure maintenance and non-recoverable costs related to products not achieving distribution into their intended retail channels.

Our product development team meets regularly throughout each reporting period to review new product opportunities, discuss new competitive products and recent market data, develop strategies for new products and to review the status and performance of current titles. This product development process, which is managed by the product development team by continually evaluating updated product review data, gives management valuable visibility into:

        o  Products currently being sold at the major retailers;
        o  Genres represented by upcoming titles;
        o New product availability for presenting and subsequent delivery to the major retailers during upcoming quarters based on retailer shelf reset dates; and
        o Timing and scope of financial commitments relating to the content within future titles.

We strive to publish new products that incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and improvements to achieve "better than" characteristics compared to directly competitive products.

All products are thoroughly tested by our quality assurance personnel before they are released for mass production to our third-party CD replication vendor. Products are typically tested for performance, compatibility with numerous popular PC brands and configurations, typical installation issues, functionality, and ease-of-use. Marketing and development employees are responsible for reviewing customer feedback, competitive products, product performance, and market positioning in order to help introduce additional titles that reflect current consumer trends while remaining consistent with our business strategy.

In addition to the development of our products' content, considerable effort is also spent on seeking ways to continually improve the presentation quality of our jewel case and box packaging. Our products are considered consumer "impulse buys". Therefore, our main opportunity to capture the consumer's attention is through attractive packaging that effectively describes the title's best features and key attributes relative to competitors' products. We have continued to enhance our packaging features through use of flap-fronts on our jewel case and box products, affording us additional print space upon which to communicate our products' features to consumers. We have also utilized unique cutouts in the packaging and special embossing and foils, which further helps differentiate our products from those of our competitors.

BACKLOG

We typically ship our products within several days after accepting a retailer or distributor purchase order, which is common in the PC software game industry. Consequently, we do not usually generate a backlog of distributor or retailer purchase orders that would be a significant indicator of our future sales or earnings.

PRODUCT SUPPORT

We provide telephone and Internet product support to consumers who purchase our products either at a retailer's store or through the Internet at no additional charge to them. The cost to provide this service is included in the price we charge to our distributors and retailers. We believe that high-quality, user-friendly product support can provide valuable feedback to our marketing and software development personnel for use in the product development process. Accordingly, the support we provide to consumers is typically simple and low-level in nature and usually occurs (if at all) shortly after consumers purchase our products. These services are rendered by our customer support staff and through the frequently asked questions section of our website, and the costs to provide these services have historically been minimal (about 1% of net sales).

OPERATIONS - INTERNAL

Our accounting, purchasing, inventory control, scheduling, order processing, and development activities are conducted at our only physical location, which is situated in Langhorne, Pennsylvania. Our information management system supports order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, financial reporting, inventory control, and mailing list management. We coordinate with our major suppliers through a comprehensive material planning system, which provides us with timely, accurate inventory information, on a daily basis. This same system also incorporates a synchronized material requirements forecasting module that projects product availability, and has helped to minimize our product delivery lead times.

OPERATIONS - EXTERNAL

Subject to credit terms and product availability, distributor and retailer purchase orders are typically shipped from one of our third-party vendors' facilities shortly after we receive them. Based upon specific instructions from our internal operations department, third-party vendors:

        o  Replicate our PC software game titles onto CDs;
        o  Print our jewel case and box packaging;
        o  Assemble our completed jewel case and box products;
        o  Ship our products directly to retailers and distributors; and
        o  Process products returned by retailers and distributors.

We have multiple sources for all components of our products, and have not experienced any material delays in production, assembly or delivery.

SEASONALITY

Our business and the PC game industry in general are highly seasonal primarily because there is more store traffic during the period commencing with back-to-school shopping beginning in mid to late August and continuing through the holiday selling season before culminating in January. We typically experience our highest sales and best operating results during our second fiscal quarter, which ends in December, compared to the quarter ending in June when we usually experience our seasonal lows in sales and operating results. Our financial results can also vary based on other factors, such as: the timing of retailer decisions to reset their software department offerings; changes in consumer demand for our products; and the success or failure of our existing titles based on the retailers' evaluation of product sell-through results to consumers, which would then impact their decisions on replenishment orders for those titles and their willingness to place additional orders for our new titles in the future.

EMPLOYEES AND THIRD-PARTY PC SOFTWARE DEVELOPERS

As of June 30, 2005, we had 15 full-time and 2 part-time employees, of which 4 were employed in product development, 4 in sales, marketing and customer support, and 9 in operations, finance and administration. In addition, we regularly utilize approximately 20 third-party PC software developers in connection with our product development activities. Of these third-party PC software developers, we are substantially dependent on less than five of them to develop the PC software titles that have become and continue to be our best-selling products. No employees are represented by labor unions, and we have never experienced a work stoppage.

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

A significant part of our sales come from a limited number of customers because of consolidation in the retail marketplace. The majority of our current sales are to software distributors that service the mass-market and major retailers in North America, and therefore our business relies on a concentrated group of these large customers. Atari is currently our primary North American distributor servicing the major mass-merchant retailers in North America. Our net sales to Atari during the fiscal year ended June 30, 2005 were $2.4 million and represented 45% of our total net sales. Our financial condition, financial results and ability to continue as a going concern could be significantly affected if: we lost our distribution capability through Atari; the amount of net sales to Atari were to substantially decrease; we chose to transition all or part of our business with Atari to one or more alternative software distributors; or Atari would not be able or willing to make timely receivable payments to us in the normal course of business.

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

The shelf space retailers are allocating to value-priced PC software is shrinking, which has already negatively impacted our business and will continue to negatively effect our future business prospects in this market segment. The reduced amount of shelf space being allocated to our category of products in retail stores during this fiscal year has impacted our net sales during this period. We continue to see indications that the amount of retail shelf space being allocated to PC software games at the $9.99 retail price point is decreasing, and we expect this trend to continue negatively impacting our results for the foreseeable future unless we are able to capitalize on our other strategies, including our attempt to offset the reduction in the basic PC department with high value promotional packs which most likely will be displayed in a secondary location within or outside of the PC software department, entering into incremental licensing opportunities, obtaining alternative retail channels such as dollar stores and in-statement advertising providers and using our online game website to increase sales. We cannot predict whether these new opportunities and strategies will be effective in increasing net sales.

We depend on the market acceptance of our products, and these products typically have relatively short product life cycles. Our profitability depends on our ability to publish new PC software titles that get into retail stores and successfully sell through to consumers. During fiscal 2005, we experienced a decrease in consumer demand for our titles as indicated by reduced product sell-through rates of our titles to consumers at retail. We believe this decline in consumer demand for our titles was due in part to an increase in competitors' previously higher-priced titles transitioning down to the $9.99 retail price point more quickly than in the past, combined with more competitor titles within the core gaming genres in which we compete. Although in fiscal 2006, we will continue to evaluate various product and marketing strategies to increase consumer demand for our products, there is no assurance that any of these initiatives will increase consumer demand for our products, particularly because consumer preferences for entertainment PC software products are difficult to predict and only a few products achieve sustained market acceptance. Typical product lifecycles are no more than six to fifteen months, and have recently been trending towards shorter retail lifecycles. New products we introduce may not achieve any significant degree of market acceptance, or the product lifecycles may not be long enough for us to recover advance royalty, inventory, development, marketing and promotional costs. If a product does not sell through to consumers at a rate satisfactory to our retailers or distributors, we could be forced to accept substantial product returns or be required to issue significant price markdowns to maintain our relationships with these distributors and retailers. We may also lose retail shelf space if our products do not sell through to consumers at rates that satisfy retailers. The failure of new products to achieve or sustain market acceptance can materially and adversely impact our business, operating results and financial condition.

The consumer entertainment PC software market is highly competitive and changes rapidly. The market for consumer entertainment PC software is highly competitive. A constantly increasing number of software titles are competing for a limited amount of shelf space, which has diminished over time. Retailer changes to shelf space allocations, such as the reductions in retail shelf space that occurred during fiscal 2005, can negatively affect our future sales and operating results. The competition for retail shelf space continues to intensify. We are seeing shifts in the retail market for PC software games that are likely to continue to affect our operating results. Competition for retail shelf space also results in greater leverage for retailers and distributors in negotiating terms of sale, including price markdowns and product return policies, and our larger competitors may have more leverage than we do to negotiate more and better-positioned shelf space than we do. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If our competitors develop more successful products, offer competitive products at lower price points, or if we do not continue to develop consistently high-quality and well-received products, our revenue, margins, and profitability will decline.

If our major distributors or retailers are not able to or are unwilling to pay us at all or within the normal course of business, this would materially harm our financial condition. Distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and some of these companies have failed. If any significant retailer or distributor of our products experienced financial difficulties, became insolvent, or went out of business, this would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for anticipated uncollectible accounts receivable which we believe to be adequate. The actual allowance required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. If any of our major distribution or retail customers failed to pay an outstanding receivable, particularly Atari, our business, operating results and financial condition would be significantly harmed.

We may need additional funds, and we may not be able to obtain such funding if we need it. In November 2004, we renewed our $750,000 credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. Our capital requirements are currently funded from the cash flow generated from product sales and our $750,000 credit facility with HUB. This credit facility is subject to limitations based on the value of our accounts receivable, and therefore working capital may not be available to us when we need it. At June 30, 2005 we had access to approximately $200,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. Our ability to continue operations essentially requires us to generate sufficient cash flow from operations to fund our business activities. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations in the future. If we had to seek financing, we may only be able to obtain such financing on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, to access funds from our credit facility when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

Price markdowns and product returns could materially reduce our net sales and results of operations. Most of our customer relationships allow for product returns and price markdowns. We generally establish allowances for future product returns and price markdowns at the time revenues associated with product shipments are recognized. These allowances are based on many factors, including historical product returns and price markdowns, product sell-through results at retail store locations, field inventory at distributors' warehouses and at retail stores, the length of time that products have been released at retail along with their estimated remaining retail life, outstanding return material and price markdown authorizations, the introduction of new and/or competing software products that could negatively impact the sales of our products, and the extent to which our newer products with higher retail prices or unproven genres remain in the retail channel. Our sales to these customers are reported net of product return and price markdown provisions. Since the allowances we establish for product returns and price markdowns are only estimates, actual product returns and price markdowns could exceed our established allowances for these anticipated amounts, and would negatively impact our results of operations.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Comparative sequential and year-to-year quarterly operating results may provide little meaningful information or guidance because of our relatively small size and the impact on our net sales resulting from the timing of purchase orders from retailers and distributors and other changes in market forces. Fluctuations in quarterly operating results will depend upon many factors including:

        -  Seasonality of consumer demand for PC software games;
        - Shelf space allocations for value-priced PC software games by major retailers;
        - Amount of competitors' previously higher-priced titles transitioning down to the $9.99 retail price point;
        - Number of competitor titles being offered within the core gaming genres in which we compete;
        - Timing of receiving and fulfillment of major distributor and retailer purchase orders;
        - Amount and timing of retailer and distributor product returns and price markdown requests; and
        - Timing of our new product introductions, product enhancements and those of our competitors.

The seasonal nature of the PC software market can result in harm to our financial results if our product releases, shipments and orders do not optimize sales during key selling periods. The PC game software industry is highly seasonal, with sales tending to be higher during the quarter ending December 31st. This is due to increased demand for PC software games during the back-to-school and holiday selling seasons. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss out on key selling periods, such as the year-end holiday buying season. If retailers decide not to sell our products, or substantially reduce the number of our titles that they sell, during this key selling season, our net sales would decline substantially and our operating results would be adversely affected. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet these critical selling periods, our net sales and operating results would be adversely affected. Additionally, if our products do not adequately sell-in to our customers' retail locations or sell-through to consumers at these retail locations during these key selling periods, our financial results for the entire fiscal year would be adversely affected.

Our business is dependent on commercially viable licensing arrangements with third party software developers. Independent software developers develop all of the content for our software titles. Our success in introducing new high quality PC software titles depends on our ability to maintain relationships and obtain licensing agreements on favorable terms with skilled independent software developers. Increased competition for the licensing rights to quality consumer entertainment PC software content has compelled us to agree to increasingly higher contractual royalty rates and advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors. If the products subject to these advance and minimum payments do not generate sufficient sales volumes to recover these costs, this would have a negative impact on our financial results. Additionally, if we are not able to obtain quality content on commercially viable terms from independent software developers, this would also adversely affect our business.

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

We may experience unique risks with our international revenues and distribution efforts. International net revenues, primarily consisting of licensing revenues, represented 9% of our net sales for the fiscal year ended June 30, 2005. We anticipate that in fiscal 2006 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party licensees, the business failure of any one of these licensees, and the resulting inability for us to collect the related outstanding licensing receivable, could have a material adverse effect on our financial condition.

Item 2.    Properties

As of June 30, 2005, we leased 5,000 square feet of office space in Langhorne, Pennsylvania under an operating lease scheduled to expire on September 30, 2007. We believe that our current operating facility will be adequate for our anticipated needs through at least June 30, 2006. Rent expense for our operating facility was $58,000 for each of the fiscal years ended June 30, 2005 and 2004.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock began trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol "EGAM" on April 2, 2001. Prior to that date, our common stock traded on the Nasdaq SmallCap Market under the same symbol. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the quarterly high and low price per share of our common stock for the fiscal years ended June 30, 2005 and 2004, as reported by the OTCBB:

                                                      High        Low
                                                     ------      ------
     Fiscal Year Ended June 30, 2005
     -------------------------------
          First Quarter                              $ 1.62      $ 0.85
          Second Quarter                             $ 0.81      $ 0.38
          Third Quarter                              $ 0.91      $ 0.56
          Fourth Quarter                             $ 0.84      $ 0.53

     Fiscal Year Ended June 30, 2004
     -------------------------------
          First Quarter                              $ 0.75      $ 0.29
          Second Quarter                             $ 0.94      $ 0.59
          Third Quarter                              $ 1.47      $ 1.04
          Fourth Quarter                             $ 1.70      $ 1.29

As of June 30, 2005, we had approximately 157 shareholders of record. In addition, a large number of shareholders of our common stock hold their shares in street name, and as such are collectively counted as one shareholder of record.

During fiscal 2005, we paid two quarterly cash dividends to shareholders of the Company's stock as of February 15, 2005 and May 17, 2005. Our Board of Directors has decided to suspend paying future quarterly cash dividends, and instead to have the Company retain future earnings, if any, for use in funding its business. It is our intention to continue evaluating the feasibility of paying a quarterly cash dividend to shareholders of our common stock in future periods. However, the payment of any future cash dividend depends entirely upon the discretion of the Company's Board of Directors.

Equity Compensation Plan Information:

The following table summarizes, as of June 30, 2005, outstanding options to acquire shares of the Company's Common Stock that may be issued under the Company's 1995 Amended and Restated Stock Option Plan.

                                                                                         Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                             Number of securities to        Weighted-average              equity compensation
                             be issued upon exercise        exercise price of              plans (excluding
                             of outstanding options,       outstanding options,         securities reflected in
                               warrants and rights         warrants and rights                column (a))
Plan category                          (a)                         (b)                           (c)
--------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                   1,479,666                      $0.69                         - 0 -

Equity compensation
plans not approved by
security holders                     - 0 -                         n/a                          - 0 -

--------------------------------------------------------------------------------------------------------------
Total                              1,479,666                      $0.69                         - 0 -
=====                              =========                      =====                         =====

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this report, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        - The consummation of our acquisition of substantially all the assets of Cinemaware, Inc.;
        -  The employment of Cinemaware's principal shareholder by eGames;
        - Our evaluation of opportunities to publish quality content for other gaming platforms in the future, such as console devices, hand held game devices and mobile phones;
        - Our expectation that reductions in retail shelf space allocated to affordable PC game software will continue to negatively impact our financial results and inventory levels in the future, and the strategies we are pursuing to offset the decreases in our net sales caused by this market shift;
        - The strategies and new opportunities that we are exploring in order to increase consumer demand for our products;
        - Our plan to continue to seek distribution on the Internet through larger affiliate partners during fiscal 2006;
        - Our expectation that our provision for product returns and price markdowns, as a percentage of related gross sales, will continue trending higher for the foreseeable future;
        - Our expectation that reductions in retail shelf space for value-priced PC software games and weaker consumer demand for our titles could continue to negatively impact our inventory levels during fiscal 2006;
        - Our expectation that, during the remainder of fiscal 2005, we will continue to sell our products to the retailers and distributors that charge sales incentive and promotional fees, which will continue having a negative impact on our net sales, gross profit and gross profit margin;
        - Our expectation that our gross profit margin will continue to be impacted by higher royalty expense and freight costs in fiscal 2006;
        - Additional quantities of discontinued titles will be returned to us from retailers and distributors that need to be sold to inventory liquidators at discounted prices, which can cause inventory liquidation sales to vary from quarter to quarter;
        -  Our belief that our ability to collect, in a timely manner, the net account receivable owed by Atari during most periods will remain critical for us to be able to meet our financial obligations and to fund normal operations;
        - Our expectation that the adoption of recent accounting pronouncements will not have a material impact on our financial statements;
        - Our expectation that future advance royalty commitments will be funded by cash flows from operations; and
        - Our current intention not to seek listing on a stock exchange even if we meet the standards for listing.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" beginning on page 9 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

        -  our ability to retain Mr. Batista as an executive officer;
        - the market acceptance and successful sell-through results for our products at retail stores, particularly at North American mass-merchant retailers where consumer entertainment PC software has traditionally been sold;

        - the continued successful business relationship between us and Atari, as our largest customer and our distributor to the major mass-market retailers;
        - the amount of shelf space the major mass-market retailers allocate to affordable, jewel case PC game software;
        - the amount of unsold product that is returned to us by retail stores and distributors;
        -  the amount of price markdowns granted to retailers and distributors;
        - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
        - the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant and major retailers;
        - our ability to control the manufacturing and distribution costs of our software titles;
        - the success of our distribution strategy, including the ability to continue to increase the distribution of our products into key
           North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
        - the allocation of shelf space (retail facings) for our products in major retail chain stores;
        - the ability of our international product distribution through licensing agreements to earn a royalty and the ability of our licensees to pay us such royalties within agreed upon terms;
        - our ability to collect outstanding accounts receivable and establish an adequate allowance for bad debts;
        - the ability to deliver products in response to customer orders within a commercially acceptable time frame;
        -  downward pricing pressure;
        - fluctuating costs of developing, producing and marketing our products;
        -  our ability to license or develop quality content for our products;
        - the success of our efforts to increase website traffic and product sales over the Internet;
        -  consumers' continued demand for affordable consumer entertainment
           PC software;
        -  increased competition in the affordable software category;

and various other factors, many of which are beyond our control.

Overview

The following overview is a summary of our operating results as well as some recent trends and events in our business. We believe that an understanding of these trends and events is important in order to understand our results for fiscal 2005, as well as our future results. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-KSB, including Item 1 "Business", the remainder of "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Factors Affecting Future Performance" under "Business" or the financial statements and the related notes.

About eGames

eGames, Inc. ("eGames", "our", "us" or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. Historically, we have focused on publishing software games for the PC platform only. We are currently evaluating various opportunities to publish quality content for other gaming platforms, such as console devices, hand held game devices and mobile phones. We sell products to consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs through retail distribution or online via the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We promote the eGames(TM) brand in order to generate customer loyalty, encourage repeat purchases and differentiate eGames software products to retailers and consumers.

Significant Trends and Events in our Business

          Decrease in Retail Shelf Space for Value-Priced PC Software
                             Has Impacted Our Sales
          -----------------------------------------------------------
The reduced amount of shelf space being allocated to our category of products in retail stores throughout this fiscal year has impacted our net sales during this period. We continue to see indications that the amount of retail shelf space being allocated to PC software games at the $9.99 retail price point is decreasing, and we expect this trend to continue negatively impacting our results for the foreseeable future. We are attempting to offset the reduction in the basic PC department with high value promotional packs which most likely will be displayed in a secondary location within or outside of the PC software department. Additionally, we are exploring incremental licensing opportunities, pursuing alternative retail channels such as dollar stores and in-statement advertising providers and promoting our online game website. We are also evaluating alternative marketing strategies, such as innovative packaging, creative display options and variations of our titles at different retail price points that may help develop previously untapped markets for value-priced PC software. We cannot predict whether these new opportunities and strategies will be effective in increasing net sales.

           Decline in Consumer Demand for Titles Has Reduced Our Sales
           -----------------------------------------------------------
During fiscal 2005, we experienced a decrease in consumer demand for our titles as indicated by reduced product sell-through rates of our titles to consumers at retail. We believe this decline in consumer demand for our titles was due in part to an increase in competitors' previously higher-priced titles transitioning down to the $9.99 retail price point more quickly than in the past, combined with more competitor titles within the core gaming genres in which we compete. In fiscal 2006, we will continue to evaluate various product and marketing strategies to increase consumer demand for our products, such as offering more content per title to the consumer, creating unique and compelling packaging, exploring different gaming genres and price points, acquiring higher quality gaming content and licensing higher-profile brands, and investigating different gaming platform opportunities that could offer us incremental business growth.

              Dependence on One Large Software Distributor - Atari
              ----------------------------------------------------
We continue to have a concentrated customer base of a few large software distributors and retailers. Atari is our primary software distributor serving the mass-merchant and major retailers in North America. Although our business activity through Atari declined during fiscal 2005 compared to the prior year, Atari continued to represent the largest percentage of our net sales and customer cash receipts during this fiscal year. In particular, during the year ended June 30, 2005, Atari accounted for $2,412,000 of net sales, or 45% of net sales, compared to the year ended June 30, 2004, when Atari accounted for $5,508,000 of net sales, or 69% of net sales. Additionally during fiscal years 2005 and 2004, we collected receivable payments from Atari of $3,679,000 and $5,090,000, respectively, which represented approximately 55% and 68%, respectively, of total customer receipts during those periods.

Our financial condition, financial results and ability to continue as a going concern could be significantly affected if: we lost our distribution capability through Atari; the amount of net sales to Atari were to substantially decrease; we chose to transition all or part of our business with Atari to one or more alternative software distributors; or Atari would not be able or willing to make timely receivable payments to us in the normal course of business.

                                 Inventory Costs
                                 ---------------
During the year ended June 30, 2005, our net inventory increased by $79,000, or 10%, while our net sales decreased by 34%. This increase resulted from many of our newer titles that were manufactured during the current year not reaching our anticipated level of retail distribution and consumer demand for these titles. We believe this was due in part to the reduction in retail shelf space being allotted to PC software titles at the $9.99 retail price point, as well as a decrease in product sell-through rates of the Company's titles to consumers at retail stores that impacted retailer and distributor replenishment orders for our titles. We anticipate the reduction of retail shelf space for $9.99 retail priced PC software games and weaker consumer demand for our titles could continue to negatively impact our inventory levels, particularly during the first half of fiscal 2006.

                    Acquisition of Assets of Cinemaware, Inc.
                    -----------------------------------------
eGames expects to enter into an Asset Purchase Agreement with Cinemaware during or prior to the first week of October to purchase substantially all of the assets of Cinemaware. The assets to be acquired upon closing of the transaction, anticipated to occur in October, 2005, principally consist of intellectual property, contract rights and goodwill. As part of the transaction, at closing Cinemaware and its principal shareholder, Lars Fuhrken-Batista, will enter into non-competition agreements, and Mr. Batista will become Vice President of Development for eGames. We currently intend to use the Cinemaware assets for the purposes of developing new higher-priced PC game titles and console game titles.

In consideration for the Cinemaware assets, at closing eGames will issue shares of its common stock equal to $300,000 divided by the average closing price of a share of eGames common stock for the five trading days prior to the date of the Agreement, and the five trading days ending one trading day prior to the closing, but in no event less than 600,000 shares or more than 855,000 shares. Also at closing, eGames will issue to Cinemaware a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.50 per share, and a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.75 per share. The warrants will have a term of five years. One-third of the shares of eGames common stock to be issued at closing will be held in an escrow account for one year for eGames' indemnification claims. eGames is not assuming any of Cinemaware's liabilities, except for certain obligations relating to assumed contracts.

Additionally, as part of Mr. Batista's employment, upon his start date he will receive stock options to purchase 150,000 shares of eGames common stock with an exercise price equal to the closing price of eGames common stock on that date. These options will not be part of any stock option plan and will vest and become exercisable over five years in equal annual installments. The options will have terms of six years.

Critical Accounting Policies and Estimates

Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in Note 1 of the Notes to Financial Statements. We believe our policies for revenue recognition, inventory valuation and recoverability of advanced licensing and royalty payments require us to make significant judgments and estimates that could materially affect the amount of revenue we recognize, the cost of sales we expense, and the reported net values for inventory, accounts receivable, prepaid and other expenses. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates for product returns, price markdowns, customer bad debts, inventory obsolescence, recoverable values of advanced licensing and royalty payments, income tax expense, contingencies and litigation risks. We base our estimates on historical experience and on various other factors and assumptions that we believe are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

      Revenue Recognition (Net Sales, Product Returns and Price Markdowns)
      --------------------------------------------------------------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers, most of which have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, we record a provision for product returns and price markdowns as a reduction to gross sales at the time the title of our product transfers to the distributor or retailer.

We also have relationships with certain software distributors for product distribution to various retailers on a consignment basis. Accordingly, revenues from product shipments pursuant to these arrangements are only recognized to the extent that the distributor has reported to us that our product has actually sold through to consumers.

Key Assumptions

Our provision for anticipated product returns and price markdowns is based on the assumptions we make after evaluating various factors, including: our analysis of historical product return and price markdown results; current product sell-through activity at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been released at retail along with their estimated remaining retail life; the introduction of new and/or competing software products that could negatively impact the sales of our current products; outstanding return material and price markdown authorizations; and the extent to which units of new products with higher price points or unproven genres remain in the retail channel.

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

                               Inventory Valuation
                               -------------------
Our inventory valuation policy requires management to make estimates and assumptions about the recoverability of the carrying value of inventory at the end of each reporting period and cost of sales expensed during each reporting period. Our inventory could be valued differently at the close of any reporting period and the amount of expense recorded as cost of sales during any reporting period could differ, if management's judgments or estimates of provisions for the potential impairment of inventory value are insufficient or excessive when compared to actual results.

Key Assumptions

Our provision for inventory obsolescence is based on the assumptions we make after evaluating the remaining value of existing inventory units (consisting of unsold titles and estimated product returns), which involves: assessing the remaining product life of existing titles based on how long the titles have been released at retail; analyzing the trend of current product sell-through activity to consumers for existing titles; identification of competitors' new products with greater capabilities or more recognizable brands that could replace or shorten the lifecycles of our existing titles; assessing the potential for litigation that may affect our ability to sell existing titles containing certain product content; monitoring expiration dates of licensing agreements with software developers for content within existing titles; and tracking the current market value for remaining units of discontinued titles based on recent liquidation or alternative channel sales of similar products.

Although we attempt to accurately match production requirements of our products to forecasted consumer demand, at the end of a product's lifecycle we usually have some level of excess inventory units that need to be disposed of through liquidation sales. If we cannot liquidate such inventory, or if we are unable to sell any remaining units due to legal or other reasons, we would then write down the remaining inventory value to zero. The adequacy of our allowance for inventory obsolescence is reviewed throughout each reporting period, and any adjustments are reflected in the current period's provision for inventory obsolescence.

                     Advance Licensing and Royalty Payments
                     --------------------------------------
We make advance licensing and royalty payments to third party software developers and other licensors for the licensing of software content and intellectual properties for use within our PC software titles. These advance payments are initially classified on our balance sheet under the caption "Prepaid and other expenses", and are then usually expensed within the "Cost of sales" category of our Statements of Operations based upon the greater of the contractual or effective royalty rate based on net sales.

Key Assumptions

We continually evaluate the recoverability of our advanced licensing and royalty payments by reviewing the information available about each title and the underlying licensed content in existing titles. In particular, we evaluate the potential future sales of a title or subsequent titles containing the same licensed content based on current and potential sales programs, along with historical sell-through results of similar titles to consumers. For titles that have achieved distribution into their intended retail channels, we charge to cost of sales the remaining costs we determine to be non-recoverable in future periods. In the rare circumstance that a title does not achieve distribution into its intended retail channels, we charge to product development expense the remaining costs we determine to be non-recoverable in future periods. Non-recoverable costs are expensed in the reporting period in which management determines that it is not likely that we will be able to recover these costs in future periods.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 28.

Year Ended June 30, 2005 Compared to the Year Ended June 30, 2004

Net Sales

Net sales decreased by $2,694,000, or 34%, to $5,344,000 for the year ended June 30, 2005, compared to $8,038,000 for the year ended June 30, 2004. This $2,694,000 decrease in net sales for the year ended June 30, 2005 was driven by a $2,995,000 decrease in net sales to software distributors. This decrease in net sales to software distributors was partially offset by increases of $188,000 in licensing revenues, $62,000 in direct net sales to retailers, and $39,000 in Internet related sales.

The following table represents our net sales by distribution channel for the years ended June 30, 2005 and 2004:

                                 Net Sales by Distribution Channel
                                 ---------------------------------
                                           Years Ended
                                             June 30,
                            ------------------------------------------
                                                                              Increase       %
Distribution Channel             2005       %           2004        %        (Decrease)   Change
------------------------------------------------------------------------------------------------
Software Distributors       $ 3,527,000    66%      $ 6,522,000    81%     ($ 2,995,000)    (46%)
Software Retailers              722,000    13%          660,000     8%           62,000       9%
Licensing                       575,000    11%          387,000     5%          188,000      49%
Internet                        323,000     6%          284,000     4%           39,000      14%
Inventory Liquidators           197,000     4%          166,000     2%           31,000      19%
Other                             - 0 -     0%           19,000     0%          (19,000)     N/M
------------------------------------------------------------------------------------------------
Totals                      $ 5,344,000   100%      $ 8,038,000   100%     ($ 2,694,000)    (34%)
                            ===========   ====      ===========   ====      ===========      ===

                              Software Distributors
                              ---------------------
For the year ended June 30, 2005, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $3,527,000, which represented a decrease of $2,995,000 or 46% compared to the year ended June 30, 2004. This $2,995,000 decline in net sales to software distributors was caused by a $3,096,000 decrease in net sales to Atari. Additionally, we experienced a $76,000 net sales decrease to Take Two Interactive serving certain North American office supply stores and warehouse clubs, and a $150,000 increase in net sales to Canadian software distributors.

Factors contributing to the $3,096,000 decrease in net sales to Atari included: the reduction in the overall retail shelf space allotted to PC software games at the $9.99 retail price point; a decrease in product sell-through rates of eGames titles to consumers at retail stores; and a major electronics retailer's transition away from Atari as its provider of $9.99 retail priced PC software games offered in jewel case packaging. We believe the current year's decline in consumer demand for our titles was largely due to an increased amount of competitors' previously higher-priced titles transitioning down to the $9.99 retail price category at faster rates than in the past, in addition to more competitor titles within our core gaming genres.

                               Software Retailers
                               ------------------
For the year ended June 30, 2005, direct net sales to software retailers totaled $722,000, which represented a $62,000 increase compared to the year ended June 30, 2004. This increase resulted primarily from initial product shipments to Dollar Tree Stores, Scholastic Inc. and Discovery Stores that generated $224,000 in net sales. Partially offsetting this net sales increase was a $137,000 net sales decrease to CompUSA traceable to declining sell-through rates of our software titles, especially for our box titles retail priced at $19.99.

                                    Licensing
                                    ---------
For the years ended June 30, 2005 and 2004, we earned licensing revenues of $575,000 and $387,000, respectively, which represented 11% and 5%, respectively, of net sales. Licensing revenues continued to be primarily generated from increased sales made by our international software distributors under a series of licensing agreements covering specific territories outside of North America, with the majority of our licensing revenue growth originating from the United Kingdom and Germany, in addition to some licensing revenue growth generated from certain newly established licensing relationships in the United States.

                                    Internet
                                    --------
For the years ended June 30, 2005 and 2004, Internet sales were $323,000 and $284,000, respectively, and represented 6% and 4%, respectively, of net sales during those years. During fiscal 2005, our Internet sales strategy focused on distributing our game titles more broadly via affiliate programs and on popular Internet game websites and other portals. We expect to continue to seek distribution on the Internet through larger affiliate partners during fiscal 2006.

                              Inventory Liquidators
                              ---------------------
For the years ended June 30, 2005 and 2004, net sales to inventory liquidators were $197,000 and $166,000, respectively, and represented 4% and 2%, respectively, of net sales. Net sales to inventory liquidators consist of sales of residual inventory titles that have been discontinued (in part or entirely) at traditional software retail stores because these titles had reached the end of their product lifecycles. As retailers continue to routinely change the mix of software titles displayed on their store shelves - usually on a quarterly basis - we expect to receive additional quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any quantities of those titles remaining in our warehouse. Accordingly, the amount of inventory liquidation sales can vary greatly, period to period, and are usually made at discounted prices with no right of return or price markdown.

                       Product Returns and Price Markdowns
                       -----------------------------------
Until physical units of our products are returned to us from software distributors or retailers, or until they sell through to consumers, we continue to evaluate our product return or price markdown exposure for any remaining physical software units we had previously sold to software distributors and retailers.

During the years ended June 30, 2005 and 2004, our provisions for product returns and price markdowns related to gross sales with software distributors and retailers amounted to $1,254,000 and $1,727,000, respectively, or 20.5% and 18.0%, respectively, of related gross sales. Although the amount of the current year's provision for product returns and price markdowns decreased due to comparatively lower gross sales, the current year's provision, as a percentage of related gross sales, increased year over year. The current year's percentage increase was due to our overall evaluation of the retail channel inventory level in relation to our reduced product distribution of existing titles, combined with declining consumer sell-through rates of those titles remaining in retail distribution. Based on various assumptions, including shorter product lifecycles, more competitor titles in our core game genres, and the continued reduction of retail shelf space allocated to $9.99 PC games, we anticipate our provision for product returns and price markdowns, as a percentage of related gross sales, to continue trending higher for the foreseeable future.

                     Sales Incentives and Promotional Costs
                     --------------------------------------
For the years ended June 30, 2005 and 2004, our sales incentives and promotional costs were $419,000 and $518,000, respectively, or 6.9% and 5.4%, respectively, of related gross sales. In order to maintain retail shelf space for our titles, we incur sales incentives and promotional costs from software distributors and retailers, such as pricing rebates and slotting fees, which are recognized as reductions to gross sales. We intend to continue selling our products to software retailers and distributors that charge such fees, and accordingly we expect these types of costs to continue impacting our net sales, gross profit and gross profit margin.

Cost of Sales

Cost of sales consists of the following costs that are associated with publishing our PC games: product costs; royalty costs incurred with third-parties for licensing product content or other intellectual properties; freight and handling costs; inventory obsolescence provision, reclamation fees and other costs.

The following table represents our cost of sales for the years ended June 30, 2005 and 2004:

   June 30,       % of        June 30,      % of         Increase         %
     2005       net sales       2004      net sales     (Decrease)     Change
-----------------------------------------------------------------------------

 $ 2,483,000     46.5%      $ 3,312,000     41.2%       ($ 829,000)    (25.0%)


During the year ended June 30, 2005, cost of sales decreased by $829,000, or 25.0%, compared to the prior year. This $829,000 cost of sales decrease resulted from a $2.7 million decrease in net sales, which was mitigated by a 5.3% higher cost of sales percentage on those reduced sales. The 5.3% increase in cost of sales, as a percentage of net sales, was primarily due to cost increases, as a percentage of net sales of:

        o 3.0% in royalty expense due to accelerated expensing of royalty payments above contractual rates due to shorter life-cycles for titles that did not achieve anticipated consumer demand and product distribution, combined with the impact from product mix changes;

        o 1.6% in freight expense traceable to a greater proportion of product shipments of smaller deliveries that incurred fixed minimum delivery fees allocated to fewer units per order, combined with a decreased proportion of product deliveries to Atari that are more cost effective per unit due to shorter shipping distances and larger quantities per shipment; and

        o 0.7% in other cost of sales due mainly to higher reclamation fees associated with increased processing of product returns.

In fiscal 2006, we expect our gross profit margin to continue to be impacted by a higher effective royalty rate and an increased freight percentage due to the reasons discussed above.

Product Development

Product development expenses consist of personnel costs related to product management, content acquisition, quality assurance testing, packaging design and website administration, along with outside services for product ratings, website infrastructure maintenance and non-recoverable costs related to products not achieving distribution into their intended retail channels.

The following table represents our product development expenses for the years ended June 30, 2005 and 2004:

   June 30,       % of        June 30,      % of         Increase         %
     2005       net sales       2004      net sales     (Decrease)     Change
-------------------------------------------------------------------------------

  $ 538,000       10.1%      $ 510,000      6.3%         $ 28,000       5.5%

The $28,000 increase in product development expenses for the year ended June 30, 2005 resulted from the write-off of $122,000 in capitalized licensing and inventory costs related to the RealAge Games & Skills title. We determined earlier this fiscal year that the recovery of these costs in future periods was unlikely, based upon our consideration of all available information at that time, and in particular on the expected amount of any future sales related to this title and brand. This expense increase was partially offset by the non recurrence of the year ago period's costs related to the redesign of our website of $45,000 and the fiscal 2004 employee incentive compensation plan of $53,000.

The write-off of the costs related to the RealAge Games & Skills title were charged to product development expense, rather than to cost of sales, because these costs related to a new title that had not achieved distribution into its intended retail channels. This title was not designed for traditional retail distribution through our normal business operations, but rather through alternative retail distribution channels such as direct response TV. The RealAge Games & Skills title and brand was developed, in an attempt to attract new consumers to the PC game category by providing consumers with a compelling reason to play PC games in order to help maintain mental sharpness.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel related costs, insurance costs, stock-based compensation expense, professional service fees for legal, accounting and public relations, along with occupancy costs including rent, utilities and phones, in addition to other administrative expenses.

The following table represents our selling, general and administrative expenses for the years ended June 30, 2005 and 2004:

   June 30,       % of        June 30,      % of         Increase        %
     2005       net sales       2004      net sales     (Decrease)     Change
-----------------------------------------------------------------------------

 $ 2,492,000      46.6%     $ 2,394,000     29.8%        $ 98,000       4.1%


The $98,000 increase in selling, general and administrative expenses for the year ended June 30, 2005 was driven by increases primarily in legal expenses incurred in enforcing our intellectual property rights, and to a lesser extent in litigation costs and charitable contributions. These cost increases were partially offset by the non-recurrence in public relations costs associated with the RealAge Games & Skills title and a decrease in salary related costs due to no fiscal 2005 expense related to the current year's employee incentive compensation plan.

Interest Income, net

The following table represents our net interest income for the years ended June 30, 2005 and 2004:

   June 30,       % of        June 30,      % of         Increase        %
     2005       net sales       2004      net sales     (Decrease)     Change
-----------------------------------------------------------------------------

   $ 7,000        0.1%        $ - 0 -        0.0%        $ 7,000        N/M


Provision (Benefit) for Income Taxes

The following table represents our provision (benefit) for income taxes for the years ended June 30, 2005 and 2004:

   June 30,       % of        June 30,      % of         Increase        %
     2005       net sales       2004      net sales     (Decrease)     Change
-----------------------------------------------------------------------------

  ($ 7,000)       0.0%        $ 83,000       1.0%       ($ 90,000)    (108.4%)


For the year ended June 30, 2005, our provision for income taxes decreased by $90,000, compared to the year ended June 30, 2004, and was due to the reduction in the current year's estimated taxable income for state income tax purposes. As of June 30, 2005, we had approximately $3,321,000 of net operating loss carry-forwards for federal income tax purposes, (expiring through fiscal year ending June 30, 2020), which are available to offset future federal taxable income, and $617,000 in net operating loss carry-forwards for state purposes, (expiring through fiscal year ending June 30, 2008), which are available to offset future state taxable income.

Net Income (Loss)

The following table represents our net income (loss) for the years ended June 30, 2005 and 2004:

   June 30,       % of        June 30,      % of         Increase        %
     2005       net sales       2004      net sales     (Decrease)     Change
-----------------------------------------------------------------------------

 ($ 155,000)      (2.9%)    $ 1,740,000     21.6%     ($ 1,895,000)   (108.9%)


Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis decreased by 620,275 for the year ended June 30, 2005 to 10,445,216 from 11,065,491 for the year ended June 30, 2004. This 620,275 decrease in the diluted basis calculation of weighted average common shares resulted from the current year's exclusion of common share equivalents based on their potential anti-dilutive impact on the current year's loss, which was partially offset by an increase in outstanding shares that resulted from the exercise of common stock options.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Since we had adopted within our financial statements the provisions of SFAS No. 123 as of July 1, 2002, we do not expect the adoption of SFAS No. 123 (revised 2004) to have a material impact on our financial statements.

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

Liquidity and Capital Resources

                                                            As of
                                                           June 30,
                                                 ---------------------------

                                                     2005            2004         Change
                                                 -----------------------------------------
Cash and cash equivalents                        $ 2,412,000     $ 1,742,000     $ 670,000
                                                 ===========     ===========     =========

            Percent of total assets                 60.9%           37.6%
                                                    =====           =====

                                                        Years Ended
                                                           June 30,
                                                 ---------------------------

                                                     2005           2004          Change
                                                 -----------------------------------------

Cash provided by operating activities              $ 779,000      $ 805,000     ($  26,000)
Cash used in investing activities                    (12,000)      (104,000)        92,000
Cash (used in) provided by financing activities      (97,000)        17,000       (114,000)
                                                 -----------------------------------------
Net increase in cash and cash equivalents          $ 670,000      $ 718,000     ($  48,000)
                                                   =========      =========      =========


Changes in Cash Flow, Operating Activities

During the year ended June 30, 2005, we had $779,000 in cash provided by operating activities compared to $805,000 in cash provided by operating activities for the year ended June 30, 2004. The $779,000 in cash provided by operating activities for the year ended June 30, 2005 resulted primarily from collections of accounts receivable from our larger software distributors, retailers, licensees and Internet customers.

Partially offsetting this source of cash were cash uses traceable to:

        o Employee bonus payments related to the fiscal 2004 employee incentive compensation plan that were accrued as of June 30, 2004, and paid during fiscal 2005;
        o Accelerated accounts payable vendor payments made in exchange for obtaining cash discounts; and
        o  Payments related to estimated federal alternative minimum tax.

                            Accounts Receivable, net
                            ------------------------
Gross accounts receivable totaled $0.8 million and $2.7 million at June 30, 2005 and June 30, 2004, respectively. This $1.9 million decrease in gross accounts receivable resulted from accounts receivable collections exceeding the declining rate of sales during fiscal 2005. At June 30, 2005, the allowances for product returns, price markdowns and bad debts had declined to $0.5 million, compared to $1.2 million at June 30, 2004. Although the allowances for product returns, price markdowns and bad debts had decreased in dollar terms compared the year ago period, these allowances had increased to 65% of gross accounts receivable at June 30, 2005, compared to 43% of gross accounts receivable at June 30, 2004.

Generally, we have been able to collect our net accounts receivable in the ordinary course of business, but have from time to time experienced periods of slowness in distributor and retailer payments. We continually monitor our receivable balances and communicate with our distributors and retailers in order to expedite their payments of past due amounts or to process authorized receivable credits for product returns and price markdowns. Since we do not hold any collateral to secure payment from any of our customers and because most of our customers have the right to return products and receive price markdowns that can be used to reduce their payments to us, the valuation of our accounts receivable is continually reviewed in order to help anticipate liquidity issues that could result from our inability to collect a receivable balance in the normal course of business.

We continue to have a very concentrated customer base consisting of a few large software distributors and retailers. Although throughout fiscal 2005 Atari had represented the majority of our net accounts receivable, as of June 30, 2005, Atari only represented 8% of our net accounts receivable, due to their gross receivable being mostly offset by allowances for product returns and price markdowns for physical units of our titles (previously sold to Atari) that remained in the retail channel. Additionally, during the year ended June 30, 2005, we collected receivable payments of $3.7 million from Atari, which represented 55% of our total customer receipts during fiscal 2005. We believe that our ability to collect, in a timely manner, the net account receivable owed by Atari during most periods will remain critical for us to be able to meet our financial obligations and to fund normal operations. If at any time Atari would become unable or unwilling to make receivable payments to us in a timely manner, our ability to continue ongoing operations would be significantly impaired.

In fiscal 2006, we plan to implement product and marketing strategies intended to increase consumer demand for our products, which is critical to our ability to support our operations from cash collections of accounts receivable. These strategies include offering more content per title to the consumer, creating unique and compelling packaging, exploring different game genres and price points, acquiring higher quality game content and licensing higher-profile brands, and investigating different game platform opportunities.

                                 Inventory, net
                                 --------------
During the year ended June 30, 2005, our net inventory increased by $79,000, or 10%, and related to an increase in our gross inventory due to many of our titles that were manufactured during the current year not reaching the anticipated level of retail distribution, due in part to the reduction in retail shelf space being allotted to PC software titles at the $9.99 retail price point, as well as a decrease in product sell-through rates of the Company's titles to consumers at retail stores that impacted retailer and distributor replenishment orders for our titles. We anticipate that the reduction of retail shelf space for $9.99 retail priced PC software games and weaker consumer demand for our titles could continue to negatively impact our inventory levels during fiscal 2006. During the first half of fiscal 2006 we plan to aggressively market various promotional programs designed to convert excess inventory into cash. These programs are intended to reduce inventory levels, increase collectible accounts receivable, and be a source of funds to help support our operations.

                           Prepaid and other expenses
                           --------------------------
During the year ended June 30, 2005, our prepaid and other expenses decreased by $126,000, which related to a decrease in capitalized advanced royalties that was partially offset by an increase in federal alternative minimum tax payments.

                                Accounts Payable
                                ----------------
During the year ended June 30, 2005, accounts payable decreased by $284,000, which resulted from our continued acceleration of payments to our major trade vendors in exchange for receiving cash discounts.

                                Accrued Expenses
                                ----------------
During the year ended June 30, 2005, accrued expenses decreased by $207,000 as a result of employee bonus payments made during fiscal 2005 pursuant to the fiscal 2004 employee incentive compensation plan. There was no such accrual recorded during the year ended June 30, 2005 due to our financial results not reaching the operating income threshold required to make bonus payments pursuant to the fiscal 2005 employee incentive compensation plan.

Changes in Cash Flow, Non-Operating Activities

During the year ended June 30, 2005, we had net cash used in investing activities of $12,000 for equipment upgrades to our computer network, compared to $104,000 in net cash used in investing activities during the prior year for similar network upgrades and certain trademark related expenditures.

During the year ended June 30, 2005, we had $97,000 in net cash used in financing activities that resulted from two quarterly cash dividend payments to shareholders of our common stock totaling $327,000, which expenditures were partially offset by $230,000 in cash proceeds we received from the exercise of options to purchase shares of our common stock.

Credit Facility

In November 2004, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. At June 30, 2005 we had access to approximately $200,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date.

This credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: total-liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $2.0 million. As of June 30, 2005 and September 26, 2005, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations. As of September 26, 2005, we had not utilized any of this credit facility.

Contractual Obligations and Commitments

We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. At June 30, 2005, we had future operating lease commitments of $158,000, as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. As of June 30, 2005, we had future commitments to pay $110,000 in advance licensing and royalty payments to various third-party licensors and software developers as reflected in the table below. These commitments are expected to be funded by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments.

                                              Payments Due by Period
                            -----------------------------------------------------------

                                         Less than       1-3         3-5      More than
Contractual Obligations        Total       1 year        years      years      5 years
---------------------------------------------------------------------------------------
Operating leases            $ 158,000    $  65,000    $  93,000    $ - 0 -     $  - 0 -
Advanced royalties            110,000       97,000       13,000      - 0 -        - 0 -
---------------------------------------------------------------------------------------
Totals                      $ 268,000    $ 162,000    $ 106,000    $ - 0 -     $  - 0 -
                            =========    =========    =========    =======     ========

Liquidity Risk

Our ability to maintain positive cash flow remains essential to our survival as a going concern because our access to our existing credit facility is limited to the lesser of $750,000 or 75% of our qualified accounts receivable, which at June 30, 2005 amounted to approximately $200,000, based on the prescribed calculation as of that date. In particular, our ability to maintain positive cash flow depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of our primary software distributors and retailers, sell-through of our products to consumers, and the costs of developing, producing, marketing and promoting our PC software titles.

There are significant challenges that we will need to successfully manage in order to fund our operations in the future. These challenges include, but are not limited to, maintaining commercially viable relationships with our principal distributors and retailers, collecting timely receivable payments from our concentrated group of distributors and retailers, and maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be severely impacted if Atari did not make receivable payments to us on a timely basis, or if other business conditions caused Atari to fail to pay us at all.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant market factors are the shelf space allocated to our products at retail and the market acceptance and sell-through rates of our products to consumers. If major retailers where our products are sold further reduce or eliminate entirely the shelf space allocated to $9.99 PC software games, our cash flow and future financial prospects could be significantly impacted. Also, if any of our software titles do not sell through to consumers at a rate acceptable to retailers, then we could be exposed to unanticipated product return and price markdown credit requests that could then be used by distributors and retailers to reduce their future receivable payments to us. This could also cause a reduction in retailer and/or distributor replenishment orders for these products. If we experienced a negative trend in any of these factors, we may not be able to maintain positive cash flow. Additional outside financing to supplement our cash flow from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, such financing may cause significant stockholder dilution or may have other costs associated with such financing that would not be commercially acceptable to us.

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

Item 7.    Financial Statements


                                  eGames, Inc.

                          Index to Financial Statements


                                                                         Page
                                                                         ----

    Report of Independent Registered Public Accounting Firm............   29

    Balance Sheet as of June 30, 2005..................................   30

    Statements of Operations for the years
    ended June 30, 2005 and 2004.......................................   31

    Statements of Stockholders' Equity for the years
    ended June 30, 2005 and 2004.......................................   32

    Statements of Cash Flows for the years
    ended June 30, 2005 and 2004.......................................   33

    Notes to Financial Statements......................................   34

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
eGames, Inc.

We have audited the accompanying balance sheet of eGames, Inc. as of June 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of eGames' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eGames, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
August 2nd, 2005
                                   eGames, Inc.
                                  Balance Sheet


                                                                      June 30,
 ASSETS                                                                 2005
 ------                                                             -----------
 Current assets:
   Cash and cash equivalents                                        $ 2,412,162
   Accounts receivable, net of allowances of $505,655                   269,168
   Inventory, net                                                       893,766
   Prepaid and other expenses                                           313,684
                                                                    -----------
          Total current assets                                        3,888,780

 Furniture and equipment, net                                            49,881
 Intangible assets                                                       24,089
                                                                    -----------
          Total assets                                              $ 3,962,750
                                                                    ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Current liabilities:
   Accounts payable                                                 $   156,592
   Accrued expenses                                                     409,640
                                                                    -----------
          Total current liabilities                                     566,232
                                                                    -----------


 Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
      11,138,654 issued and 10,906,754 outstanding)                   9,179,827
   Additional paid-in capital                                         1,636,144
   Accumulated deficit                                               (6,918,036)
   Treasury stock                                                      (501,417)
                                                                    -----------
          Total stockholders' equity                                  3,396,518
                                                                    -----------
          Total liabilities and stockholders' equity                $ 3,962,750
                                                                    ===========


















                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations


                                                           Years Ended June 30,
                                                       ----------------------------

                                                            2005           2004
                                                       -------------   ------------
Net sales                                              $  5,343,981    $  8,038,169

Cost of sales                                             2,483,220       3,312,120
                                                       ------------    ------------

Gross profit                                              2,860,761       4,726,049

Operating expenses:
    Product development                                     538,002         510,282
    Selling, general and administrative                   2,492,357       2,393,571
                                                       ------------    ------------
        Total operating expenses                          3,030,359       2,903,853
                                                       ------------    ------------

Operating income (loss)                                    (169,598)      1,822,196

Interest income, net                                          7,130             296
                                                       -------------   ------------

Income (loss) before income taxes                          (162,468)      1,822,492

Provision (benefit) for income taxes                         (7,571)         82,692
                                                       -------------   ------------

Net income (loss)                                      ($    154,897)  $  1,739,800
                                                        ============   ============


Net income (loss) per common share:
       - Basic                                              ($ 0.01)        $  0.17
                                                             ======         =======
       - Diluted                                            ($ 0.01)        $  0.16
                                                             ======         =======


Weighted average common shares outstanding - Basic        10,445,216      9,996,607

Dilutive effect of common share equivalents                   - 0 -       1,068,884
                                                       -------------   ------------
Weighted average common shares outstanding - Diluted      10,445,216     11,065,491
                                                       =============   ============









                 See accompanying notes to financial statements.


                                                            eGames, Inc.
                                                 Statements of Stockholders' Equity





                                          Common Stock          Additional                        Treasury Stock     Stockholders'
                                    ------------------------     Paid-in      Accumulated    ----------------------     Equity
                                     Shares        Amount        Capital        Deficit        Shares       Amount     (Deficit)
---------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2003         10,221,237   $ 9,179,827   $ 1,243,137   ($ 8,175,736)    (231,900)  ($ 501,417)  $ 1,745,811

Net income                                                                      1,739,800                               1,739,800

Common stock options issued to
   employees and directors                                          68,952                                                 68,952

Shares issued in connection with
   stock option exercises               69,250                      17,075                                                 17,075

---------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2004         10,290,487   $ 9,179,827   $ 1,329,164   ($ 6,435,936)    (231,900)  ($ 501,417)  $ 3,571,638
                                    ==========   ===========   ===========    ===========      =======    =========   ===========

Net (loss)                                                                       (154,897)                               (154,897)

Cash dividends paid to common
   stock shareholders                                                            (327,203)                               (327,203)

Common stock options issued to
   employees and directors                                          77,338                                                 77,338

Shares issued in connection with
   stock option exercises              848,167                     229,642                                                229,642

---------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2005         11,138,654   $ 9,179,827   $ 1,636,144   ($ 6,918,036)    (231,900)  ($ 501,417)  $ 3,396,518
                                    ==========   ===========   ===========    ===========      =======    =========   ===========











                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows



                                                                Years Ended June 30,
                                                             --------------------------
                                                                2005           2004
                                                             -----------    -----------
OPERATING ACTIVITIES:
---------------------
    Net income (loss)                                        ($  154,897)   $ 1,739,800
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
    Stock-based compensation                                      77,338         68,952
    Depreciation and amortization                                 36,667         24,570
    Changes in operating assets and liabilities:
          Accounts receivable, net                             1,264,691       (385,324)
          Inventory, net                                         (79,480)      (314,771)
          Prepaid and other expenses                             126,447       (202,896)
          Accounts payable                                      (284,424)      (132,081)
          Accrued expenses                                      (207,154)         6,925
                                                             -----------    -----------
Net cash provided by operating activities                        779,188        805,175

INVESTING ACTIVITIES:
---------------------
    Purchase of furniture and equipment                          (11,689)       (80,174)
    Purchase of software rights and other assets                   - 0 -        (24,089)
                                                             -----------    -----------
Net cash used in investing activities                            (11,689)      (104,263)

FINANCING ACTIVITIES:
---------------------
    Proceeds from exercise of stock options                      229,642         17,075
    Dividend payments to common stockholders                    (327,203)         - 0 -
                                                             -----------    -----------
Net cash (used in) provided by financing activities              (97,561)        17,075
                                                             -----------    -----------

Net increase in cash and cash equivalents                        669,938        717,987

Cash and cash equivalents:
   Beginning of period                                         1,742,224      1,024,237
                                                             -----------    -----------
   End of period                                             $ 2,412,162    $ 1,742,224
                                                             ===========    ===========



Supplemental cash flow information:                             2005           2004
-----------------------------------                          -----------    -----------

    Cash paid for interest                                   $     - 0 -    $     5,475
                                                             ===========    ===========
    Cash paid for income taxes                               $   146,430    $    55,326
                                                             ===========    ===========







                 See accompanying notes to financial statements.

                                  eGames, Inc.
                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. ("eGames", "our", "us" or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. Historically, we have focused on publishing software games for the PC platform only. We are currently evaluating various opportunities to publish quality content for other gaming platforms, such as console devices, hand held game devices and mobile phones. We sell products to consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs through retail distribution or online via the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We promote the eGames(TM) brand in order to generate customer loyalty, encourage repeat purchases and differentiate eGames software products to retailers and consumers.

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

Fair Value of Financial Instruments

The recorded amounts of cash and net accounts receivable at June 30, 2005 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable is reflected net of the allowances for product returns, price markdowns and customer bad debts. The adequacy of these allowances is reviewed throughout each reporting period and any necessary adjustments to these allowances are reflected within the current period's provisions for product returns and price markdowns (reflected as a reduction to gross sales); and customer bad debts (reflected as an operating expense). Actual product returns, price markdowns and customer bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable balances (see Note 2).

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

Intangible assets

At June 30, 2005, we had intangible assets of approximately $24,000, which related to the Company's trademark registration activities with the United States Patent and Trademark Office. As of June 30, 2005, we had not recorded any expense relating to these assets based upon our evaluation that no impairment has occurred.

Revenue Recognition

                                  Product Sales
                                  -------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers. The distribution of our products is governed by customer purchase orders, distribution agreements, or direct sales agreements, most of which allow for product returns and price markdowns. We recognize revenues from product shipments to software distributors and retailers at the time title to our inventory transfers to the distributor or retailer, less a provision for anticipated product returns and price markdowns. Title to our products usually transfers to software distributors and retailers upon their receipt of our products, because retailer and distributor purchase orders typically reflect shipping terms of FOB destination. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, we perform sales cut-off tests, in which we obtain proof of deliveries for product shipments made during the last two weeks of a reporting period, from the freight companies that deliver our products to our retail and distribution customers. All revenues and costs associated with product shipments received by our customers after the end of a reporting period and having FOB destination terms are excluded from the current period's operating results and are deferred until the subsequent reporting period.

We recognize revenues in accordance with the criteria of SFAS No. 48 at the time title to our inventory passes to software distributors or retailers, based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title of the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and product returns and price markdowns can be reasonably estimated at the time of sale. After product deliveries to our distribution and retail customers are made, we do not provide any further services or materials that are essential to our products' functionality. However, we do provide basic telephone and web-based support as a means of improving consumer satisfaction and brand loyalty. Costs associated with our customer support efforts usually occur within one year from the period we recognize revenue and these costs have historically been minimal (averaging about 1% of net sales).

We also have relationships with certain software distributors for product distribution to various retailers, which are based on consignment sales agreements. Accordingly, revenues from product shipments pursuant to these arrangements are only recognized to the extent that the distributor has reported to us that our products have actually sold through to consumers.

                Provision for Product Returns and Price Markdowns
                -------------------------------------------------
Our provision for anticipated product returns and price markdowns (reflected as a reduction to gross sales) is primarily based on our analysis of: historical product return and price markdown results; current product sell-through activity at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been released at retail along with their estimated remaining retail life; outstanding return material and price markdown authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which quantities of new products with higher retail price points or unproven genres remain in the retail channel.

The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable balance.

At June 30, 2005, the allowance for product returns and price markdowns amounted to 62% of our gross accounts receivable. Historically, the allowance for product returns and price markdowns has represented a substantial percentage of our gross accounts receivable because we continue to have product return and price markdown exposure relating to paid receivables while the physical software units relating to paid receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until the physical software units are actually returned to us, or sell through to consumers, we continue to evaluate our product return or price markdown exposure for these previously sold units that are still remaining in the retail channel. During reporting periods, through retailer and distributor provided reports, we have regular and timely visibility of the product sell-through activity and remaining quantities of our titles in the retail channel that help us assess our exposure for future product returns and price markdowns.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for items such as licensing of software and intellectual properties used in our products, estimated tax payments, certain insurance coverage and various service contracts. Prepaid and other expenses are usually expensed as operating expenses on a straight-line basis over the period of time covered by a contract, except for advance licensing and royalty payments, which are usually expensed as cost of sales at the higher of contractual or effective rates based on the net sales of the related software titles (see Notes 4 and 7), and income tax payments that are reflected as income tax expense when appropriate.

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

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates and assumptions are made in determining allowances for inventory obsolescence, product returns, price markdowns and customer bad debts, disclosure of contingent assets and liabilities, and the recoverable value of advance licensing and royalty payments as of the end of the reporting period, and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we also recognize that actual results could differ from any of our estimates and that such differences could have either a negative or positive impact on future financial results.

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                   $  775,000
     Allowance for product returns and price markdowns              (484,000)
     Allowance for bad debts                                         (22,000)
                                                                  ----------
     Accounts receivable, net                                     $  269,000
                                                                  ==========

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials - warehouse                                    $  185,000
     Finished goods - warehouse                                      685,000
     Finished goods - consignment                                     87,000
     Product returns -  retailer and distributor locations            90,000
                                                                  ----------

     Inventory, gross                                              1,047,000

     Allowance for obsolescence                                     (153,000)
                                                                  ----------
     Inventory, net                                               $  894,000
                                                                  ==========

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Royalties                                                    $  140,000
     Federal tax                                                      89,000
     Insurances                                                       28,000
     Other expenses                                                   26,000
     Retailer slotting fees                                           25,000
     Marketing analysis                                                6,000
                                                                  ----------
     Prepaid and other expenses                                   $  314,000
                                                                  ==========

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment, gross                               $  358,000
     Accumulated depreciation                                       (308,000)
                                                                  ----------
     Furniture and equipment, net                                 $   50,000
                                                                  ==========

6.  Accrued Expenses

Accrued expenses consists of the following:

     Customers with credit balances                               $  157,000
     Vacation accrual                                                104,000
     Professional fees                                                71,000
     Other accruals                                                   27,000
     Marketing promotins                                              23,000
     Charities                                                        15,000
     Annual report                                                    13,000
                                                                  ----------
     Accrued expenses                                             $  410,000
                                                                  ==========

7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. For the years ended June 30, 2005 and 2004, total rent expense amounted to $87,000 and $82,000, respectively. At June 30, 2005, we had future operating lease commitments of $158,000 that are scheduled to be paid as follows: $65,000 in less than one year; and $93,000 in one to three years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of June 30, 2005, we had future commitments to pay $110,000 in advance licensing and royalty payments to various third-party licensors and software developers, which are scheduled to be paid as follows: $97,000 in less than one year; and $13,000 in one to three years.

8.  Credit Facility

In November 2004, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. As of June 30, 2005, we had not utilized any of this credit facility, and we had access to approximately $200,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date.

The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain the following financial covenants to be tested quarterly: total liabilities to tangible net worth ratio of 1.25 to 1.00 and a tangible net worth requirement of $2.0 million. At June 30, 2005, we were in compliance with each of those covenants. This credit facility was established to provide working capital for our operations.

9.  Dependence on One Large Software Distributor - Atari

Atari is our primary software distributor servicing the North American mass-merchants and other major retailers. During the year ended June 30, 2005, Atari accounted for $2,412,000 of net sales, or 45% of net sales, compared to the year ended June 30, 2004, when Atari accounted for $5,508,000 of net sales, or 69% of net sales.

Throughout fiscal 2005 Atari represented the majority of our net accounts receivable, however as of June 30, 2005 Atari represented only 8% of our net accounts receivable, due to their gross receivable being substantially offset by allowances for product returns and price markdowns for physical units of our titles (previously sold to Atari) that remained in the retail channel. Also during the year ended June 30, 2005, we collected receivable payments of $3.7 million from Atari, which represented 55% of our total customer receipts during fiscal 2005.

If we were to lose our product distribution through Atari, or if they were not able or willing to make timely receivable payments to us in the normal course of business, our financial condition would be significantly impacted. Since the retail distribution of PC software is a competitive business, there may be alternative distributors that could distribute our products to retailers if, for example, Atari chose to discontinue distributing our titles, we chose to transition all or part of our business with Atari to one or more alternative software distributors, or if any retailers decided to discontinue their relationship with Atari.

10.  Income Taxes

The provision (benefit) for income taxes is comprised of the following components for the years ended June 30, 2005 and 2004, respectively:

                                                   2005         2004
                                                ---------     --------
Current
   Federal                                      $   - 0 -     $  - 0 -
   State                                           (7,000)      83,000
                                                ---------     --------
                                                   (7,000)      83,000

Deferred
   Federal                                         (5,000)     665,000
   State                                         (139,000)     109,000
                                                ----------     -------
                                                 (144,000)     774,000

Valuation allowance                               144,000     (774,000)
                                                ---------      -------

Provision (benefit) for income taxes           ($   7,000)    $ 83,000
                                                =========     ========


The reconciliation between the statutory federal income tax rate and our effective federal rate for income tax provision for the years ended June 30, 2005 and 2004, respectively, is as follows:

                                                  2005          2004
                                                ---------     --------
Statutory federal income tax rate                  34%           34%

Increase (decrease) in taxes resulting from:

    Change in valuation allowance and other       (34%)         (34%)
                                                ----------------------

Effective federal rate for income tax provision   - 0 -%       - 0 -%
                                                  ======       ======

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004 is as follows:

                                                        2005          2004
                                                      ---------     --------
Net deferred tax assets:
  Alternative minimum tax credit                      $  52,000     $ 21,000
  Accrued expenses and other                             51,000       32,000
  Allowances for accounts receivable and inventory      303,000      516,000
  Depreciation                                           12,000       38,000
  Net operating losses and capital losses             1,142,000      778,000
                                                      ---------    ---------
    Gross deferred tax assets                         1,560,000    1,385,000
  Less: Valuation allowance                          (1,508,000)  (1,364,000)
                                                      ---------    ---------
Net deferred tax assets                               $  52,000     $ 21,000
                                                      =========     ========

The deferred tax asset is offset by a full valuation allowance against timing differences as of June 30, 2005, as management currently believes that it is more likely than not that the deferred tax asset will not be realized. During fiscal 2005, the valuation allowance for net deferred tax assets increased by approximately $144,000. The increase was a result of net changes in the temporary differences in the accounts reflected in the table above.

As of June 30, 2005, we had approximately $3,321,000 of net operating loss carry-forwards for federal income tax purposes, (expiring through fiscal year ending June 30, 2020), which are available to offset future federal taxable income, and $617,000 in net operating loss carry-forwards for state purposes, (expiring through fiscal year ending June 30, 2008), which are available to offset future state taxable income.

11.  Common Stock

On June 30, 1995, we amended our Articles of Incorporation to authorize the issuance of 40,000,000 shares of common stock, without par value, and 10,000,000 shares of preferred stock, without par value.

On June 1, 1999, the Board of Directors adopted a Stockholders Rights Plan (the "Plan"). The Plan was intended to protect the interests of our existing stockholders' in the event that we were confronted with coercive or unfair takeover tactics. The Plan contained provisions to safeguard existing stockholders in the event of an unsolicited offer to acquire our company, whether through a gradual accumulation of shares in the open market, a partial or two-tiered tender offer that did not treat all stockholders equally, or other abusive takeover tactics, which our Board of Directors believed was not in the best interests of our stockholders.

On March 4, 2005, our Board of Directors approved an amendment to the Stockholders Rights Plan to accelerate the expiration date from June 1, 2009 to March 7, 2005. With this action, the Plan was terminated on March 7, 2005.
The Board's decision to terminate the Plan was not made in connection with any business transaction pending at that time.

12.  Quarterly Cash Dividends

On February 22, 2005 and on May 25, 2005, we made quarterly cash dividend payments of $0.015 per common share to shareholders of record on February 15, 2005 and May 17, 2005. On August 18, 2005, our Board of Directors decided that the Company will suspend future quarterly cash dividend payments to shareholders of our common stock, and retain future earnings, if any, for use in funding our business and we do not anticipate paying any cash dividends in the foreseeable future. It is the Board of Director's intention to continue evaluating the feasibility of paying quarterly cash dividends to shareholders of our common stock in future periods. However, the payment of any future cash dividend depends entirely upon the discretion of the Company's Board of Directors.

13.  Stock Options

During 1995, we adopted, amended and restated our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"), which expired on June 30, 2005. The 1995 Plan allowed for the granting of options to purchase shares of our common stock through June 30, 2005, after which date any previously granted option remains in effect through its contractual term. At our 1997 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of common stock approved during the 1996 Annual Meeting of Stockholders to a total of 1,950,000 shares. At our 2000 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 1,950,000 shares of common stock previously approved to a total of 2,950,000 shares. The 1995 Plan is administered by the Board of Directors and provided for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan also provided for automatic grants of options to non-employee directors of our company. Each non-employee director received options for 10,000 shares of common stock upon appointment or election to the board and, in addition, each director would receive options for 5,000 shares of common stock on the first trading day in January of each year.

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

Information regarding our stock options is as follows:


                                       Number
                                         of           Weighted Average
                                       Options         Exercise Price
                                    -----------------------------------
     Balance, June 30, 2003           2,345,500            $ 0.91
                                      =========            ======
       Granted                          702,500              0.79
       Canceled                        (388,750)             1.61
       Exercised                        (69,250)             0.25
                                    -----------------------------------
      Balance, June 30, 2004          2,590,000            $ 0.79
                                      =========            ======

       Granted                           48,333              1.21
       Canceled                        (310,500)             2.78
       Exercised                       (848,167)             0.27
                                    -----------------------------------
     Balance, June 30, 2005           1,479,666            $ 0.69
                                      =========            ======


At June 30, 2005, 487,917 of outstanding stock options were vested and no stock options were available for issuance under the 1995 Plan, since the 1995 Plan expired on June 30, 2005. The following summarizes information about the stock options outstanding at June 30, 2005:

                                     Options Outstanding                     Options Exercisable
                       --------------------------------------------------------------------------------

                                          Weighted Avg.     Weighted                        Weighted
                           Number           Remaining         Avg.           Number           Avg.
  Range of Exercise    Outstanding at    Contractual Life   Exercise     Exercisable at     Exercise
        Prices          June 30, 2005       (in years)       Price        June 30, 2005      Price
-----------------------------------------------------------------------------------------------------
    $0.21 - $0.75          753,833            2.07           $0.55          413,167          $0.40
    $0.79 - $1.50          725,833            8.31           $0.82           74,750          $0.80
    -------------        ---------            ----           -----          -------          -----
    $0.21 - $1.50        1,479,666            5.13           $0.69          487,917          $0.46
                         =========                                          =======

The per share weighted-average fair values of stock options granted during the years ended June 30, 2005 and 2004 were $1.21 and $0.79, respectively, as determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                      Years Ended
                                                        June 30,
                                           --------------------------------
                                               2005               2004
                                           --------------------------------
     Dividend Yield                             0%                 0%
     Volatility Factor                     227% to 300%           300%
     Risk-Free Interest Rate                   2.68%         2.25% to 3.81%
     Average Expected Option Life             3 Years         3 to 7 Years


14.  Accounting for Stock-Based Compensation

Prior to July 1, 2002, we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal or greater than the market value of the underlying common stock on the date of grant.

Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

During the fiscal years ended June 30, 2005 and 2004, we recognized stock-based compensation expense within our financial statements of $77,000 and $69,000, respectively. All stock options that vested during these years had been previously valued under the fair value method, and accordingly no reconciliation of stock-based compensation expense between the valuation methods for APB Opinion No. 25 and SFAS No. 123 is presented.

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

16.  Subsequent Event - Acquisition of Assets of Cinemaware, Inc.

eGames expects to enter into an Asset Purchase Agreement with Cinemaware during or prior to the first week of October to purchase substantially all of the assets of Cinemaware. The assets to be acquired upon closing of the transaction, anticipated to occur in October, 2005, principally consist of intellectual property, contract rights and goodwill. As part of the transaction, at closing Cinemaware and its principal shareholder, Lars Fuhrken-Batista, will enter into non-competition agreements, and Mr. Batista will become Vice President of Development for eGames. We currently intend to use the Cinemaware assets for the purposes of developing new higher-priced PC game titles and console game titles.

In consideration for the Cinemaware assets, at closing eGames will issue shares of its common stock equal to $300,000 divided by the average closing price of a share of eGames common stock for the five trading days prior to the date of the Agreement, and the five trading days ending one trading day prior to the closing, but in no event less than 600,000 shares or more than 855,000 shares. Also at closing, eGames will issue to Cinemaware a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.50 per share, and a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.75 per share. The warrants will have a term of five years. One-third of the shares of eGames common stock to be issued at closing will be held in an escrow account for one year for eGames' indemnification claims. eGames is not assuming any of Cinemaware's liabilities, except for certain obligations relating to assumed contracts. We will assign the fair value of the acquired assets to our balance sheet. This transaction is expected to be classified as an "asset purchase."

Additionally, as part of Mr. Batista's employment, upon his start date he will receive stock options to purchase 150,000 shares of eGames common stock with an exercise price equal to the closing price of eGames common stock on that date. These options will not be part of any stock option plan and will vest and become exercisable over five years in equal annual installments. The options will have terms of six years.

17.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Since we had adopted within our financial statements the provisions of SFAS No. 123 as of July 1, 2002, we do not expect the adoption of SFAS No. 123 (revised 2004) to have a material impact on our financial statements.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.    Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act was recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all the control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information

None

                                    PART III

Item 9. Directors and Executive Officers of the Registrant, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


The information required by this Item with respect to directors is incorporated herein by reference from the information provided under the caption "Election of Directors" of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

Item 10.    Executive Compensation

The information appearing under the captions "Executive Compensation" and "Election of Directors" of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

Item 12.    Certain Relationships and Related Transactions

The information appearing under the caption "Certain Transactions" of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

                                     PART IV

Item 13.

Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.   Description of Exhibit
-----------   ----------------------
(1)  3.1      Amended and Restated Articles of Incorporation of the Registrant.
(2)  3.2      By-Laws of the Registrant.
(3)  10.1*    Amended and Restated 1995 Stock Option Plan.
(4)  10.2*    Form of Incentive Stock Option Agreement.
(4)  10.3*    Form of Non-Employee Director Stock Option Agreement.
(5)  10.4     Business Loan Agreement by and between Hudson United Bank and the Registrant dated November 23, 2004.
(5)  10.5     Promissory Note dated November 23, 2004.
(5)  10.6     Commercial Security Agreement dated November 23, 2004.
(6)  10.7*    Change of Control Severance Plan for Level One Employees.
(6)  10.8*    Change of Control Severance Plan for Level Two Employees.
14.1          Code of Ethics for Employees and Board Members
23.1          Consent of Stockton Bates, LLP.
31.1          Certification of Gerald W. Klein as President and Chief Executive
              Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification of Thomas W. Murphy as Chief Financial Officer of
              eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
32.1          Certification of Gerald W. Klein as President and Chief Executive
              Officer of eGames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2          Certification of Thomas W. Murphy as Chief Financial Officer of
              eGames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*             Management contracts.
(1)           Incorporated herein by reference from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
(2)           Incorporated herein by reference from the Registrant's Form
              10-QSB for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 16, 1998.
(3)           Incorporated by reference herein from the Registrant's Form
              10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 10, 1998.
(4)           Incorporated by reference herein from the Registrant's Form 10-KSB for the year ended June 30, 2004 as filed with the Securities and Exchange Commission on September 27, 2004
(5)           Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 24, 2004.
(6)           Incorporated herein by reference from Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 28, 2004.

Item 14.    Principal Accountant Fees and Services

The information appearing under the caption "Audit Fees" under "Ratification of the Appointment of Auditors" of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission is incorporated by reference into this report on Form 10-KSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

eGames, Inc.

By:  /s/ Gerald W. Klein
     ------------------------------
     Gerald W. Klein, President and
     Chief Executive Officer

Date: September 27, 2005
------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 2005                /s/  Gerald W. Klein
      ------------------                --------------------
                                        Gerald W. Klein, President and
                                        Chief Executive Officer

Date: September 27, 2005                /s/ Thomas W. Murphy
      ------------------                --------------------
                                        Thomas W. Murphy, Chief Financial
                                        Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 27th of September 2005.


Name                         Title
--------------------------------------------------------------------------------

/s/ Gerald W. Klein          President and Chief Executive Officer and Director
----------------------
Gerald W. Klein

/s/ Robert M. Aiken, Jr.     Chairman of the Board of Directors
------------------------
Robert M. Aiken, Jr.

/s/ Thomas D. Parente        Director
---------------------
Thomas D. Parente

/s/ Lambert C. Thom          Director
-------------------
Lambert C. Thom

                                                                  Exhibit 14.1
                                  EGAMES, INC.
                                 CODE OF ETHICS
                         FOR EMPLOYEES AND BOARD MEMBERS

At eGames, our mission is to seek, obtain, and serve customers. We firmly believe in conducting our business in an honest and ethical manner. We expect all of our employees and directors to comply with all applicable laws, and to avoid conflicts of interest that could harm eGames' business or reputation. This Code of Ethics is designed to summarize, in a simple and straightforward manner, our policies and procedures that promote our core values of honesty, fairness, respect and integrity.


What to do if you suspect a violation of this Code of Ethics

The Board of Directors of eGames has adopted this Code of Ethics for its employees and Directors. Each employee and Director is responsible for complying with this Code. Employees must also comply with the eGames Employee Handbook.

Any violations of this Code must be promptly reported to the Chairman of the Board and the General Counsel of eGames. The Board will review and investigate any reported violations. If the Board determines that a violation of this Code has occurred, then appropriate remedial or disciplinary action will be taken. eGames will disclose violations of this Code and the remedial or disciplinary action taken, to the extent required by the Federal securities or other applicable laws. If the Board determines that a violation of this Code has occurred, but does not believe that any remedial or disciplinary action is necessary or desirable (or if the Board agrees to waive compliance with a provision of the Code on behalf of any Director or officer), then eGames will promptly disclose the violation or waiver and the Board's rationale for its decision as required by law.

All employees and Directors are expected to provide full assistance and disclosure to the Board, eGames and its external auditors in connection with any review of compliance with this Code.


Conduct of Business and Fair Dealing

No employee or Director of eGames shall:

         o compete with eGames by providing service to a competitor as an employee, officer or director or in a similar capacity;

         o individually profit or assist others in profiting from confidential information or business opportunities that are available because of service to eGames;

         o improperly influence or attempt to influence any business transaction between eGames and another entity in which an employee or Director has a direct or indirect financial interest or acts as an employee, officer or director or in a similar capacity; or

         o take unfair advantage of any customer or supplier through manipulation, concealment, misrepresentation of material facts or other unfair practice.

                                                                  Exhibit 23.1

            Consent of Independent Registered Public Accounting Firm

The Board of Directors
eGames, Inc.

We consent to the incorporation by reference in the registration statement (No. 333-42661) on Form S-8 of eGames, Inc. of our report dated August 2nd, 2005, with respect to the balance sheet as of June 30, 2005 and the statements of operations, stockholders' equity, and cash flows of eGames, Inc. for the years ended June 30, 2005 and 2004, which report appears in the June 30, 2005 annual report on Form 10-KSB of eGames, Inc.



/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
September 27, 2005

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


Date:  September 27, 2005

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


Date:  September 27, 2005

                                        /s/ Thomas W. Murphy
                                        Thomas W. Murphy
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                 ---------------------------------------------


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
September 27, 2005

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                 ---------------------------------------------


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
September 27, 2005

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.