Form 10QSB
period 2005-09-30
EGAMES INC
filed 2005-11-14
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                               Yes (X)    No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               Yes ( )    No (X)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,724,193 shares of common stock, no par value per share, as of November 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes ( )   No (X)

                                      INDEX

                                                                          Page
                                                                          ----
Part I.         Financial Information

Item 1.         Unaudited Financial Statements:

                Balance Sheet as of September 30, 2005...................    3

                Statements of Operations for the three months
                    ended September 30, 2005 and 2004 ...................    4

                Statements of Cash Flows for the three months
                    ended September 30, 2005 and 2004  ..................    5

                Notes to Financial Statements............................    6

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................   12

Item 3.         Controls and Procedures .................................   24

Part II         Other Information

Item 6.         Exhibit Listing .........................................   24

Exhibit Index   .........................................................   24

Signatures      .........................................................   25

Exhibits        .........................................................   26

Item 1.  Unaudited Financial Statements

                                  eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                                 September 30,
                                                                      2005
                                                                 -------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                      $ 2,181,206
   Accounts receivable, net of allowances of $712,476                 772,631
   Inventory, net                                                     811,492
   Prepaid and other expenses                                         367,027
                                                                  -----------
          Total current assets                                      4,132,356

Furniture and equipment, net                                           44,099
Intangible assets                                                      24,089
                                                                  -----------
          Total assets                                            $ 4,200,544
                                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                               $   410,273
   Accrued expenses                                                   430,554
                                                                  -----------
          Total current liabilities                                   840,827
                                                                  -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
          11,138,654 issued and 10,906,754 outstanding)             9,179,827
   Additional paid-in capital                                       1,653,316
   Accumulated deficit                                             (6,972,009)
   Treasury stock, at cost - 231,900 shares                          (501,417)
                                                                  -----------
          Total stockholders' equity                                3,359,717
                                                                  -----------
          Total liabilities and stockholders' equity              $ 4,200,544
                                                                  ===========




                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                 ----------------------------

                                                     2005            2004
                                                 ------------    ------------
Net sales                                        $  1,294,012    $  1,177,829

Cost of sales                                         703,806         571,158
                                                 ------------    ------------

Gross profit                                          590,206         606,671

Operating expenses:
    Product development                                84,028         239,115
    Selling, general and
       administrative                                 568,228         571,132
                                                 ------------    ------------
        Total operating expenses                      652,256         810,247
                                                 ------------    ------------

Operating loss                                        (62,050)       (203,576)

Interest income, net                                    8,077           1,230
                                                 ------------    ------------

Loss before income taxes                              (53,973)       (202,346)


Benefit for income taxes                                - 0 -          18,024
                                                 ------------    ------------

Net loss                                         ($    53,973)   ($   184,322)
                                                  ===========     ===========


Net loss per common share:
       - Basic                                   ($      0.00)   ($      0.02)
                                                  ===========     ===========
       - Diluted                                 ($      0.00)   ($      0.02)
                                                  ===========     ===========


Weighted average common shares
    outstanding - Basic                            10,906,754      10,102,673

Dilutive effect of common share
    equivalents                                         - 0 -           - 0 -
                                                   ----------      ----------
Weighted average common shares
    outstanding - Diluted                          10,906,754      10,102,673
                                                   ==========      ==========



                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                  ---------------------------
                                                      2005           2004
                                                  -----------    ------------
OPERATING ACTIVITIES:
---------------------
    Net loss                                      ($   53,973)   ($   184,322)
    Adjustment to reconcile net loss to net cash
        used in operating activities:
    Stock-based compensation                           17,172          18,306
    Depreciation                                        7,967           8,686
    Changes in operating assets and liabilities:
        Accounts receivable, net                     (503,463)        412,119
        Inventory, net                                 82,274         (27,828)
        Prepaid and other expenses                    (53,342)        (33,766)
        Accounts payable                              253,681         (81,441)
        Accrued expenses                               20,914        (303,842)
                                                  -----------    ------------
Net cash used in operating activities                (228,770)       (192,088)
                                                  -----------    ------------

INVESTING ACTIVITIES:
---------------------
    Purchases of furniture and equipment               (2,186)         (8,796)
                                                  -----------    ------------
Net cash used in investing activities                  (2,186)         (8,796)
                                                  -----------    ------------

FINANCING ACTIVITIES:
---------------------
    Proceeds from exercise of stock options             - 0 -          12,500
                                                  -----------    ------------
Net cash provided by financing activities               - 0 -          12,500
                                                  -----------    ------------

Net decrease in cash and cash equivalents            (230,956)      (188,384)

Cash and cash equivalents:
    Beginning of period                             2,412,162       1,742,224
                                                  -----------    ------------
    End of period                                 $ 2,181,206    $  1,553,840
                                                  ===========    ============

Supplemental cash flow information:

   Cash paid (refunds received) for income taxes  ($   43,289)   $     23,550
                                                   ==========    ============



                 See accompanying notes to financial statements.

eGames, Inc.
Notes to Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. Historically, we have focused on publishing software games for the PC platform only. We are currently evaluating various opportunities to publish quality content for other gaming platforms, such as console and handheld game devices. We sell our software titles to consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs through retail distribution or online via the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories.

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. These financial statements include all adjustments that management believes are necessary for a fair presentation of the financial statements. These interim operating results are not necessarily indicative of the results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-KSB for the fiscal year ended June 30, 2005. Amounts discussed within the "Notes to Financial Statements" have been rounded to the nearest thousand ("000") dollars.

Fair Value of Financial Instruments

The recorded amounts of cash and net accounts receivable at September 30, 2005 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

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

Intangible assets

At September 30, 2005, we had intangible assets of approximately $24,000, which related to the Company's trademark registration activities with the United States Patent and Trademark Office. As of September 30, 2005, we had not recorded any expense relating to these assets based upon our evaluation that no impairment has occurred.

Revenue Recognition

                                  Product Sales
                                  -------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers. The distribution of our products is governed by purchase orders, distribution agreements, or direct sales agreements, most of which allow for product returns and price markdowns. We recognize revenues from product shipments to software distributors and retailers at the time title to our inventory transfers to the distributor or retailer, less a provision for anticipated product returns and price markdowns. Title to our products usually transfers to software distributors and retailers upon their receipt of our products, because retailer and distributor purchase orders typically reflect shipping terms of FOB destination. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, we perform sales cut-off tests, in which we obtain proof of deliveries for product shipments made during the last two weeks of a reporting period from the freight companies that deliver our products to our retail and distribution customers. All revenues and costs associated with product shipments received by our customers after the end of a reporting period and having FOB destination terms are excluded from the current period's operating results and are deferred until the subsequent reporting period.

We recognize revenues in accordance with the criteria of SFAS No. 48 at the time title to our inventory passes to software distributors or retailers, based on the following: the selling price is fixed at the date of sale; the buyer is obligated to pay us; title of the product transfers to the buyer; the buyer has economic substance apart from us; we do not have further obligations to assist the buyer in the resale of the product; and product returns and price markdowns can be reasonably estimated at the time of sale. After product deliveries to our distribution and retail customers are made, we do not provide any further services or materials that are essential to our products' functionality. However, we do provide basic telephone and web-based support as a means of improving consumer satisfaction and brand loyalty. Costs associated with our customer support efforts usually occur within six months from the period we recognize revenue and these costs have historically averaged about 1% of net sales.

We also have relationships with certain software distributors for product distribution to various retailers, which are based on consignment sales agreements. Accordingly, revenues from product shipments pursuant to these arrangements are only recognized to the extent that the distributor has reported to us that our products have actually sold through to consumers.

                Provision for Product Returns and Price Markdowns
                -------------------------------------------------
Our provision for anticipated product returns and price markdowns (reflected as a reduction to gross sales) is primarily based on our analysis of: historical product return and price markdown results; current product sell-through activity at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been released at retail along with their estimated remaining retail life; outstanding return material and price markdown authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which quantities of products with higher retail price points or unproven genres remain in the retail channel.

The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable balance.

At September 30, 2005, the allowance for product returns and price markdowns amounted to 48% of our gross accounts receivable. Historically, the allowance for product returns and price markdowns has represented a substantial percentage of our gross accounts receivable because we continue to have product return and price markdown exposure relating to paid receivables while the physical software units relating to paid receivables remain in the retailers' stores or in the retailers' or distributors' warehouses. Until physical software units are actually returned to us, or sell through to consumers, we continue to evaluate our product return or price markdown exposure for these previously sold units that are still remaining in the retail channel. During reporting periods, through retailer and distributor provided reports, we have regular and timely visibility of product sell-through activity and remaining quantities of our titles in the retail channel that help us assess our exposure for future product returns and price markdowns.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for items such as licensing of software and intellectual properties used in our products, estimated tax payments, certain insurance coverage, retail market reporting and various service contracts. Prepaid and other expenses are usually expensed as operating expenses on a straight-line basis over the period of time covered by a contract. Advance licensing and royalty payments are usually expensed as cost of sales at the higher of contractual or effective rates based on the net sales of the related software titles (see Notes 4 and 7). Income tax payments are reflected as income tax expense when appropriate.

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

Computation of Net Income (Loss) per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents ("CSE's") outstanding during each period that we report net income. CSE's may include stock options and warrants using the treasury stock method.

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates and assumptions are made in determining allowances for inventory obsolescence, product returns, price markdowns and customer bad debts, disclosure of contingent assets and liabilities, and the recoverable value of advance licensing and royalty payments at the end of the reporting period, and the reported amounts of revenues and expenses during the reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we also recognize that actual results could differ from any of our estimates and that such differences could have either a negative or positive impact on future financial results.

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                $  1,485,000
     Allowance for product returns and price markdowns             (712,000)
                                                               ------------
     Accounts receivable, net                                  $    773,000
                                                               ============

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials - warehouse                                 $    257,000
     Finished goods - warehouse                                     442,000
     Finished goods - consignment                                   125,000
     Product returns -  retailer and distributor locations          127,000
                                                               ------------

     Inventory, gross                                               951,000

     Allowance for obsolescence                                    (140,000)
                                                               ------------
     Inventory, net                                            $    811,000
                                                               ============

4.  Prepaid and Other Expenses

Prepaid and other expenses consist of the following:

     Royalties                                                 $    135,000
     Insurances                                                      98,000
     Federal tax                                                     55,000
     Retail market reporting                                         45,000
     Retailer slotting fees                                          17,000
     Other expenses                                                  17,000
                                                               ------------
     Prepaid and other expenses                                $    367,000
                                                               ============
5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment, gross                            $    360,000
     Accumulated depreciation                                      (316,000)
                                                               ------------
     Furniture and equipment, net                              $     44,000
                                                               ============

6.  Accrued Expenses

Accrued expenses consist of the following:

     Customer credit balances                                  $     98,000
     Vacation accrual                                                95,000
     Inventory receipts                                              65,000
     Professional fees                                               61,000
     Royalties                                                       38,000
     Other                                                           30,000
     Charities                                                       16,000
     Annual report                                                   16,000
     State taxes                                                     12,000
                                                               ------------
     Accrued expenses                                          $    431,000
                                                               ============

7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. For the quarters ended September 30, 2005 and 2004, total rent expense amounted to $22,000 during both periods. At September 30, 2005, we had future operating lease commitments of $141,000 scheduled to be paid as follows:
$64,000 in less than one year; and $77,000 in one to three years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of September 30, 2005, we had future commitments to pay $53,000 in advance licensing and royalty payments to various third-party licensors and software developers, which are scheduled to be paid as follows: $40,000 in less than one year; and $13,000 in one to three years.

8.  Credit Facility

In November 2004, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. This credit facility was established to provide working capital for our operations. We expect to renew this facility before its expiration date. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. As of September 30, 2005, we had not utilized any of this credit facility, and we had access to approximately $580,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain certain financial covenants to be tested quarterly.

9.  Dependence on One Large Software Distributor - Atari

Atari is our primary software distributor servicing the North American mass-merchants and other major retailers. During the three months ended September 30, 2005, Atari accounted for $563,000 of net sales, or 44% of net sales, compared to the three months ended September 30, 2004, when Atari accounted for $514,000 of net sales, or 44% of net sales. Historically, Atari has represented the majority of our net accounts receivable, and as of September 30, 2005 Atari's net receivable balance amounted to $402,000, or 52% of our total net accounts receivable.

If we were to lose our product distribution through Atari, or if they were not able or willing to make timely receivable payments to us in the normal course of business, our financial condition would be significantly impacted. Since the retail distribution of PC software is a competitive business, there may be alternative distributors that could distribute our products to retailers if, for example, Atari chose to discontinue distributing our titles, we chose to transition all or part of our business with Atari to one or more alternative software distributors, or if any retailers decided to discontinue their software distribution relationship with Atari.

10. Accounting for Stock-Based Compensation

Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. On January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". During the three months ended September 30, 2005 and 2004, we recognized stock-based compensation expense within our financial statements of $17,000 and $18,000, respectively. All stock options that vested during these periods had been previously valued under the fair value method.

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

12. Subsequent Event - Acquisition of Assets of Cinemaware, Inc.

On October 13, 2005, eGames completed the acquisition of substantially all of the assets of Cinemaware, Inc. pursuant to an Asset Purchase Agreement. The acquired assets consisted principally of intellectual property, contract rights and goodwill. As part of the transaction, Cinemaware and its principal shareholder, Lars Fuhrken-Batista, entered into non-competition agreements, and Mr. Batista became Vice President of Development for eGames. We intend to use the Cinemaware assets for the purpose of developing new higher-priced PC game titles and console game titles.

In consideration for the Cinemaware assets, eGames issued to Cinemaware 817,439 shares of its common stock, a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.50 per share, and a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.75 per share. The warrants each have terms of five years. 272,480 shares of the 817,439 shares of eGames common stock issued at closing are being held in an escrow account for one year for eGames' potential indemnification claims. eGames did not assume any of Cinemaware's liabilities, except for certain obligations relating to assumed contracts.

Additionally, as part of Mr. Batista's employment, he received stock options to purchase 150,000 shares of eGames common stock with an exercise price equal of $.43 per share, which was based on the closing price for a share of eGames common stock on the grant date. These options are not part of any stock option plan, and vest over five years in equal annual installments. These options have a term of six years.

13. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement became effective during the first interim period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) did not have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins", Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        - the largest single source of our net sales, accounts receivable and related cash receipts continuing to be attributable to Atari during fiscal 2006;
        - reductions in retail shelf space allocated to affordable PC game software continuing to negatively impact our financial results and inventory levels;
        - the strategies and new opportunities that we are exploring to offset reductions in the retail shelf space allocated to affordable PC game software and increase consumer demand for our products;
        - evaluating opportunities to publish higher-priced software games for the PC and other gaming platforms, such as console and handheld game devices;
        - our intent to use the Cinemaware assets we acquired to develop new higher-priced PC game titles and console game titles;
        - our provision for product returns and price markdowns, as a percentage of related gross sales, trending higher for the foreseeable future;
        - product development expenses and advanced royalty payments increasing as we begin to implement a strategy of publishing higher quality, and higher-priced PC game titles, as well as seeking to publish titles for other gaming platforms, such as console and handheld game devices, which we intend to fund with cash flows from operations;
        - continued sales of our products to the retailers and distributors that charge sales incentives and promotional fees, which will continue to reduce our gross sales;
        - our gross profit percentage continuing to be impacted by higher royalty expense and freight costs in fiscal 2006;
        - additional quantities of discontinued titles being returned to us from retailers and distributors that need to be sold to inventory liquidators at discounted prices, which could cause inventory liquidation sales to vary from quarter to quarter;
        - our liquidity being significantly impacted if Atari would become unable or unwilling to make receivable payments to us in a timely manner;
        - our plan to market promotional programs to reduce excess inventory, increase collectible accounts receivable and be a source of funds;
        -   our intent to renew our credit facility;
        -   the impact of reduced shelf space allocated to our products and lack of product sell-through on our future financial results;
        -   future advance royalty commitments being funded by cash flows from operations; and
        - our current intention not to seek listing on a stock exchange even if we meet the standards for listing.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" in our Form 10-KSB for the fiscal year ended June 30, 2005, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

        - the market acceptance and successful sell-through results for our products at retail stores;
        - the continued successful business relationship between us and Atari, as our largest customer and our distributor to the major mass-market retailers;
        - the amount of shelf space the major mass-market retailers allocate to affordable, jewel case PC game software;
        - the amount of unsold product that is returned to us by retailers and distributors;
        -   the amount of price markdowns granted to retailers and distributors;
        - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;

        - the continued success of our current business model of selling, primarily through third-party distributors, to a concentrated number of select mass-merchant and major retailers;
        - our ability to control the manufacturing and distribution costs of our software titles;
        - the success of our distribution strategy, including the ability to continue to increase the distribution of our products into key
            North American mass-merchant retailers and to enter into new distribution and direct sales relationships on commercially acceptable terms;
        - the allocation of shelf space (retail facings) for our products in major retail chain stores;
        - the ability of our international product distribution through licensing agreements to earn a royalty and the ability of our licensees to pay us such royalties within agreed upon terms;
        - our ability to collect net outstanding accounts receivable and establish an adequate allowance for customer bad debts;
        - the ability to deliver products in response to customer orders within a commercially acceptable time frame;
        -   downward pricing pressure;
        - fluctuating costs of developing, producing, distributing and marketing our products;
        -   our ability to license or develop quality content for our products;
        - the success of our efforts to increase website traffic and net sales over the Internet;
        -   consumers' continued demand for affordable consumer entertainment
            PC software;
        - our ability to fund our strategy of publishing higher quality and higher-priced game titles for the PC, console and handheld devices; and
        -   increased competition in the affordable software category.

Overview

The following overview identifies certain recent trends and events in our business. We believe that an understanding of these trends and events is important in order to understand our results for the three months ended September 30, 2005, as well as our future results. This overview is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-QSB, including the remainder of "Management's Discussion and Analysis of Financial Condition and Results of Operations," or the financial statements and the related notes. Amounts, other than percentages, discussed within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been rounded to the nearest thousand ("000") dollars.

About eGames

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells affordable PC software games. Historically, we have focused on publishing software games for the PC platform only. We are currently evaluating various opportunities to publish higher-priced software games for the PC and other gaming platforms, such as console and handheld game devices. We sell products to consumers who are seeking a broad range of high-quality, affordable PC gaming software, which are sold on CDs through retail distribution or online via the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We promote the eGames(TM) and Cinemaware(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate eGames software products to retailers and consumers.

Significant Trends and Events in our Business

    Publishing of Higher Quality and Higher-Priced Games for PC, Console and
                             Handheld Game Devices
    ------------------------------------------------------------------------
In fiscal 2006, we hope to partially offset the impact from the decrease in retail shelf space being allocated to value-priced PC software by implementing a strategy of publishing higher quality, and higher-priced PC game titles, as well as seeking to publish titles for other gaming platforms, such as console and handheld game devices. Due to the increased complexity of game play and additional quality control and other procedures that we anticipate will be required to develop these more technically sophisticated games, we expect our future product development costs to increase compared to prior periods. Additionally, higher quality software content for these gaming platforms generally requires higher licensing fees and advance royalty payments, and we therefore expect our future licensing and advanced royalty payments to significantly increase over prior periods and represent a greater use of available cash as we bring such products to market. Also, to the extent that we begin to publish games for console and handheld game devices we would be required to make upfront payments to gaming platform manufacturers to preorder production units, which would further consume available cash in future periods, and at an accelerated timing before retail product release.

         Decrease in Retail Shelf Space for Value-Priced PC Software Has
                               Impacted Our Sales
         ---------------------------------------------------------------
The reduced amount of shelf space allocated to our category of products in retail stores throughout fiscal 2005 has continued to impact our net sales during the early part of fiscal 2006. We continue to see indications that the amount of retail shelf space being allocated to PC software games at the $9.99 retail price point is decreasing, and we expect this trend to continue negatively impacting our results for the foreseeable future. We are attempting to offset the reduction in our sales caused by this trend by offering high value promotional packs which may be displayed in a secondary location within or outside of the PC software department. Additionally, we continue to seek incremental licensing opportunities and pursue increased sales at alternative retail channels such as discount retailers and in-statement advertising providers. We cannot predict whether these initiatives will be effective in increasing net sales.

           Decline in Consumer Demand for Titles Has Reduced Our Sales
           -----------------------------------------------------------
During fiscal 2005, we experienced a decrease in consumer demand for our titles as indicated by reduced product sell-through rates of our titles to consumers at retail. We believe this decline was due in part to an increase in the number of competitors' previously higher-priced titles transitioning down to the $9.99 retail price point more quickly than in the past, combined with more titles within the core gaming genres in which we compete. Throughout fiscal 2006, we will continue to evaluate various product and marketing strategies to increase consumer demand for our products, such as offering more content per title to the consumer, creating unique and compelling packaging, exploring different gaming genres and price points, acquiring higher quality gaming content and licensing higher-profile brands, and investigating different gaming platform opportunities that could offer us incremental business growth.

              Dependence on One Large Software Distributor - Atari
              ----------------------------------------------------
We continue to have a concentrated customer base consisting of a few large software distributors and retailers. Atari is our primary software distributor serving the mass-merchant and major retailers in North America. Although our sales through Atari declined during fiscal 2005, Atari has continued to represent the largest percentage of our business activity.

During the three months ended September 30, 2005, Atari accounted for $563,000 of net sales, or 44% of net sales, compared to the three months ended September 30, 2004, when Atari accounted for $514,000 of net sales, or 44% of net sales. As of September 30, 2005, our net accounts receivable with Atari was $402,000 and represented 52% or our total net accounts receivable.

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

                                Inventory Costs
                                ---------------
As of September 30, 2005, our net inventory value remained high relative to historical levels and in relation to our net accounts receivable balance. We anticipate the reduction of retail shelf space for $9.99 retail priced PC software games that occurred during fiscal 2005 will continue to impact our inventory levels throughout fiscal 2006. During the three months ended September 30, 2005, our net inventory decreased by $82,000, or 9%, and was a result of increased sales of end of lifecycle titles to inventory liquidators and discount retailers, combined with lower warehouse stock levels for most of our titles.

                    Acquisition of Assets of Cinemaware, Inc.
                    -----------------------------------------
On October 13, 2005, eGames completed the acquisition of substantially all of the assets of Cinemaware, Inc. pursuant to an Asset Purchase Agreement. The acquired assets consisted principally of intellectual property, contract rights and goodwill. As part of the transaction, Cinemaware and its principal shareholder, Lars Fuhrken-Batista, entered into non-competition agreements, and Mr. Batista became Vice President of Development for eGames. We intend to use the Cinemaware assets for the purpose of developing new higher-priced PC game titles and console game titles.

In consideration for the Cinemaware assets, eGames issued to Cinemaware 817,439 shares of its common stock, a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.50 per share, and a warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.75 per share. The warrants each have terms of five years. 272,480 of the 817,439 shares of eGames common stock issued at closing are being held in an escrow account for one year for eGames' potential indemnification claims. eGames did not assume any of Cinemaware's liabilities, except for certain obligations relating to assumed contracts.

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

      Revenue Recognition (Net Sales, Product Returns and Price Markdowns)
      --------------------------------------------------------------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers, most of which have traditionally sold consumer entertainment PC software products. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns and have shipping terms of FOB destination. For product shipments to these software distributors or retailers, we record a provision for product returns and price markdowns as a reduction to gross sales at the time the title of our product transfers to a distributor or retailer.

We also have relationships with certain software distributors for product distribution to various retailers based on consignment sales agreements. Accordingly, revenues from product shipments pursuant to these arrangements are only recognized to the extent that the distributor has reported to us that our product has actually sold through to consumers.

Key Assumptions

Our provision for anticipated product returns and price markdowns is based on the assumptions we make after evaluating various factors, including: our analysis of historical product return and price markdown results; current product sell-through activity at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been released at retail along with their estimated remaining retail life; the introduction of new and/or competing software products that could negatively impact the sales of our current products; outstanding return material and price markdown authorizations; and the extent to which units of products with higher price points or unproven genres remain in the retail channel.

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

Key Assumptions

Our provision for inventory obsolescence is based on the assumptions we make after evaluating the remaining value of existing inventory units (consisting of unsold units and estimated units of product returns), which involves: assessing the remaining product life of existing titles based on how long the titles have been released at retail; analyzing the trend of current product sell-through activity to consumers for existing titles; identification of competitors' new products with greater capabilities or more recognizable brands that could replace or shorten the lifecycles of our existing titles; assessing the potential for litigation that may affect our ability to sell existing titles containing certain product content; monitoring expiration dates of licensing agreements with software developers for content within existing titles; and tracking the current market value for remaining units of discontinued titles based on recent sales of similar products to inventory liquidators and discount retailers.

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

                     Advance Licensing and Royalty Payments
                     --------------------------------------
We make advance licensing and royalty payments to third party software developers and other licensors for the licensing of software content and intellectual properties for use within our PC software titles. These advance payments are initially classified on our balance sheet as "Prepaid and other expenses", and are then usually expensed within the "Cost of sales" category of our Statements of Operations based upon the greater of the contractual or effective royalty rate based on net sales.

Key Assumptions

We continually evaluate the recoverability of our advance licensing and royalty payments by reviewing the information available about each title and the underlying licensed content in existing titles. In particular, we evaluate the potential future sales of a title or subsequent titles containing the same licensed content based on current and potential sales programs, along with historical sell-through results of a title and similar titles, if any, to consumers. For titles that have achieved distribution into their intended retail channels, we charge to cost of sales the remaining costs we determine to be non-recoverable in future periods. In the rare circumstance that a title does not achieve distribution into its intended retail channels, we charge to product development expense the remaining costs we determine to be non-recoverable in future periods. Non-recoverable costs are expensed in the reporting period in which management determines that it is not likely that we will be able to recover these costs in future periods.

Results of Operations

The following discussion should be read together with our Financial Statements and Notes beginning on page 3.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Sales

Net sales increased by $116,000, or 10%, to $1,294,000, for the quarter ended September 30, 2005, compared to $1,178,000 for the same quarter a year earlier. The $116,000 increase in net sales for the quarter ended September 30, 2005 was driven by net sales increases to inventory liquidators and software retailers of $73,000 and $21,000, respectively, in addition to a $66,000 increase in licensing revenues. Partially offsetting these net sales increases was a $45,000 decrease in net sales to software distributors caused by a decline in net sales to Canadian software distributors.

The following table represents the Company's net sales by distribution channel for the quarters ended September 30, 2005 and 2004, respectively:

                           Net Sales by Distribution Channel
                           ---------------------------------
                           (rounded to the nearest thousand)
                            -------------------------------

                                     Quarters Ended
                                     September 30,
                        ----------------------------------------

                                                                     Increase        %
Distribution Channel        2005        %        2004        %      (Decrease)    Change
----------------------------------------------------------------------------------------
Software Distributors   $   770,000    59%    $  815,000    69%    ($  45,000)      (6%)
Software Retailers          181,000    14%       160,000    14%        21,000       13%
Licensing                   158,000    12%        92,000     8%        66,000       72%
Internet                     74,000     6%        73,000     6%         1,000        1%
Inventory Liquidators       111,000     9%        38,000     3%        73,000      192%
----------------------------------------------------------------------------------------
Totals                  $ 1,294,000   100%    $1,178,000   100%     $ 116,000       10%
                        ===========   ====    ==========   ====     =========       ===


                              Software Distributors
                              ---------------------
For the three months ended September 30, 2005, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $770,000, which represented a decrease of $45,000 or 6% compared to the three months ended September 30, 2004. This $45,000 decline in net sales to software distributors was caused by a decrease in net sales to Canadian software distributors, which was traceable to $82,000 in the year ago quarter's net sales to a major Canadian software distributor that went into liquidation during the second half of fiscal 2005. Partially offsetting this net sales decrease was a $49,000 net sales increase to Atari relating to net sales of higher-priced promotional box titles.

                               Software Retailers
                               ------------------
For the three months ended September 30, 2005, net sales direct to software retailers totaled $181,000, representing a $21,000 increase compared to the three months ended September 30, 2004. This increase resulted primarily from sales of excess inventory of end of lifecycle titles to various discount retailers that was partially offset by net sales decreases to various traditional software retailers.

                                    Licensing
                                    ---------
For the three months ended September 30, 2005 and 2004, we realized licensing revenues of $158,000 and $92,000, respectively, which represented 12% and 8%, respectively, of net sales. This $66,000, or 72%, increase in licensing revenues was driven by revenue increases in the United States and the United Kingdom markets, which were partially offset by a decrease in licensing revenues from our German licensee.

                                    Internet
                                    --------
For the three months ended September 30, 2005 and 2004, Internet sales were $74,000 and $73,000, respectively, and represented 6% of net sales during both periods. Our Internet sales strategy remains focused on distributing our game titles more broadly via affiliate programs and on popular Internet game websites and other portals.

                              Inventory Liquidators
                              ---------------------
For the three months ended September 30, 2005 and 2004, net sales to inventory liquidators were $111,000 and $38,000, respectively, and represented 9% and 3%, respectively, of net sales. Net sales to inventory liquidators consist of sales of residual inventory units of titles that have been discontinued (in part or entirely) at traditional software retail stores because these titles had reached the end of their product lifecycles. As retailers continue to routinely change the mix of software titles displayed on their store shelves - usually on a quarterly basis - we expect to continue receiving quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any quantities of those titles remaining in our warehouse. Accordingly, the amount of inventory liquidation sales will vary, period to period, and are usually made at discounted prices with no right of return or price markdown.

                       Product Returns and Price Markdowns
                       -----------------------------------
Until physical units of our products are returned to us from software distributors or retailers, or until these units sell through to consumers, we continue to evaluate our product return and price markdown exposure for the software units we previously sold to software distributors and retailers.

During the three months ended September 30, 2005 and 2004, our provisions for product returns and price markdowns relating to gross product sales with software distributors and retailers amounted to $244,000 and $228,000, respectively, or 17.6% and 17.3%, respectively, of related gross sales. Based on various assumptions, including shorter product lifecycles, more competitive titles in our core game genres, and the continued reduction of retail shelf space allocated to $9.99 retail priced PC games, we anticipate our provision for product returns and price markdowns, as a percentage of related gross sales, to trend higher for the foreseeable future.

                     Sales Incentives and Promotional Costs
                     --------------------------------------
For the three months ended September 30, 2005 and 2004, our sales incentives and promotional costs were $80,000 and $88,000, respectively, or 5.8% and 6.7%, respectively, of related gross sales. In order to maintain retail shelf space for our titles, we incur sales incentives and promotional costs from software distributors and retailers, such as pricing rebates and slotting fees, which are recognized as reductions to gross sales. We intend to continue selling our products to software retailers and distributors that charge such fees, and accordingly we expect to continue incurring these types of reductions to gross sales.

Cost of Sales

Cost of sales consists of the following costs that are associated with publishing our PC games: product costs; royalty costs incurred with third parties for licensing product content or other intellectual properties; freight and handling costs; inventory obsolescence provision, reclamation fees and other costs.

The following table represents our cost of sales for the quarters ended September 30, 2005 and 2004:

 September 30,     % of       September 30,     % of        Increase       %
     2005        net sales        2004        net sales    (Decrease)   Change
------------------------------------------------------------------------------
  $ 704,000        54.4%       $ 571,000        48.5%      $ 133,000     23.3%

During the quarter ended September 30, 2005, cost of sales increased by $133,000 compared to the prior year's quarter and resulted from a 5.9% higher cost of sales percentage on increased net sales. The 5.9% increase in cost of sales, as a percentage of net sales, was due to an 11.3% increase in product costs, as a percentage of net sales, traceable to increased sales of:

   o End of lifecycle titles to inventory liquidators and discount retailers at prices substantially below standard wholesale and distributor prices; and
   o Promotional titles consisting of higher costing units containing multiple CD's and more expensive box packaging designed to promote consumer demand.

Partially offsetting this increase in product costs, as a percentage of net sales, were cost decreases, as a percentage of net sales, of:

   o 2.7% in royalty expense due to the non-recurrence of the prior year quarter's accelerated expensing of royalty costs associated with end of lifecycle titles;
   o 1.0% in freight expense traceable to decreased shipments to Canadian distributors and to retailers that require direct product deliveries to individual store locations; and
   o 1.7% in other costs of sales related to a lower provision for inventory obsolescence traceable to increased sales to discount retailers at prices above traditional liquidation levels.

Product Development

Product development expenses consist of personnel costs related to product management, content acquisition, quality assurance testing, packaging design and website administration, along with outside services for product ratings, website infrastructure maintenance and non-recoverable costs related to products not achieving distribution into their intended retail channels.

The following table represents our product development expenses for the quarters ended September 30, 2005 and 2004:

 September 30,     % of       September 30,     % of        Increase      %
     2005        net sales         2004       net sales    (Decrease)   Change
------------------------------------------------------------------------------
  $ 84,000          6.5%        $ 239,000       20.3%     ($ 155,000)   (64.9%)


The $155,000 decrease in product development expenses for the quarter ended September 30, 2005 resulted from the non-recurrence of the year ago quarter's $122,000 write-off of capitalized costs related to the RealAge Games & Skills title. Additionally, salary and related costs decreased by $25,000 due to headcount reductions traceable to employee turnover at the end of fiscal 2005.

As we begin to implement our strategy of publishing higher quality, and higher-priced PC game titles, as well as seeking to publish titles for other gaming platforms, such as console and handheld game devices, we expect our product development expenses to increase due to the increased complexity of game play and additional quality control and other procedures that will be required to develop these more technically sophisticated games.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel related costs, insurance costs, stock-based compensation expense, professional service fees for legal, accounting and public relations, along with occupancy costs including rent, utilities and phones, in addition to other administrative expenses.

The following table represents our selling, general and administrative expenses for the quarters ended September 30, 2005 and 2004:

 September 30,      % of      September 30,     % of        Increase      %
     2005        net sales        2004        net sales    (Decrease)   Change
------------------------------------------------------------------------------
  $ 568,000        43.9%       $ 571,000        48.5%       ($3,000)    (0.5%)

The $3,000 decrease in selling, general and administrative expenses for the quarter ended September 30, 2005 was primarily attributable to lower commission expense incurred with independent sales representatives as a result of lower product sales to certain retailers, which was partially offset by an increase in legal expense associated with the acquisition of the assets of Cinemaware.

Interest Income, net

The following table represents our net interest income for the quarters ended September 30, 2005 and 2004:

 September 30,     % of       September 30,     % of        Increase      %
     2005        net sales        2004        net sales    (Decrease)   Change
------------------------------------------------------------------------------
  $ 8,000          0.6%         $ 1,000          0.1%       $ 7,000      N/M


Benefit for Income Taxes

The following table represents our benefit for income taxes for the quarters ended September 30, 2005 and 2004:

 September 30,     % of       September 30,     % of        Increase      %
     2005        net sales        2004        net sales    (Decrease)   Change
------------------------------------------------------------------------------
   $ - 0 -          N/A        $ 18,000         1.5%       ($ 18,000)   (100%)


Weighted Average Common Shares

For the quarter ended September 30, 2005, the weighted average common shares outstanding on the basic and diluted basis increased to 10,906,754, compared to 10,102,673 for the quarter ended September, 2004. This 804,081 increase in the basic and diluted basis calculations of weighted average common shares resulted from the issuance of the Company's shares of common stock related to the exercise of common stock options throughout fiscal 2005. Both quarterly periods' calculation for the diluted basis excluded common share equivalents based on their potential anti-dilutive impact on the periods' net losses.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement became effective during the first interim period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) did not have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins", Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial statements.

Liquidity and Capital Resources

                                                      As of
                                                  September 30,
                                           -------------------------

                                               2005         2004       Change
                                           ------------------------------------
Cash and cash equivalents                  $ 2,181,000   $ 1,554,000  $ 627,000
                                           ===========   ===========  =========

            Percent of total assets           51.9%         38.0%
                                              =====         =====


                                                 Quarters Ended
                                                  September 30,
                                            ------------------------

                                               2005          2004       Change
                                            -----------------------------------
Cash used in operating activities          ($  229,000)  ($ 192,000)  ($ 37,000)
Cash used in investing activities               (2,000)      (9,000)      7,000
Cash provided by financing activities            - 0 -       13,000     (13,000)
                                            ----------    ---------    --------
Net decrease in cash and cash equivalents  ($  231,000)  ($ 188,000)  ($ 43,000)
                                            ==========    =========    ========

Changes in Cash Flow, Operating Activities

During the quarter ended September 30, 2005, we had $229,000 in cash used in operating activities compared to $192,000 in cash used in operating activities for the quarter ended September 30, 2004. The $229,000 in cash used in operating activities for the quarter ended September 30, 2005 resulted primarily from increases in net accounts receivable and prepaid and other expenses, along with the $54,000 net loss realized during this period, which cash uses were partially offset by cash sources from an increase in accounts payable and a decrease in net inventory.

                            Accounts Receivable, net
                            ------------------------
At September 30, 2005, gross accounts receivable totaled $1.5 million, which was an increase from $0.8 million at June 30, 2005. This $0.7 million increase in gross accounts receivable was due to higher gross sales in the first quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005, along with cash collections from the June 30, 2005 receivable balance.

At September 30, 2005, the allowance for product returns and price markdowns increased to $0.7 million, compared to $0.5 million at June 30, 2005. This $0.2 million increase in the allowance for product returns and price markdowns resulted from the current quarter's product returns and price markdowns provision, related to increased gross sales, exceeding the actual product returns and price markdowns that were processed during this period.

Generally, we have been able to collect our net accounts receivable in the ordinary course of business, but periodically we have experienced slowness in distributor and retailer receivable collections. Throughout each reporting period, we monitor our receivable accounts and communicate with our distributors and retailers in order to expedite their payments of past due amounts or to process receivable credits for authorized product returns and price markdowns. Since we do not hold any collateral to secure payment from any of our customers and because most of our customers have the right to return products and receive price markdowns that can be used to reduce their receivable payments to us, the realizable value of our net accounts receivable is continually reviewed in order to help anticipate future liquidity issues that could result from our inability to collect a net receivable balance in the normal course of business.

We continue to have a concentrated customer base consisting of a few large software distributors and retailers, with Atari historically representing the majority of our net accounts receivable. At September 30, 2005, Atari's net accounts receivable balance totaled $402,000, or 52%, of our total net accounts receivable. Additionally during the quarter ended September 30, 2005, we collected $138,000 in receivable payments from Atari, which was approximately twice the size of the next largest amount we collected from any other customer during this period. We believe that our ability to collect, in a timely manner, the net account receivable owed by Atari will remain critical for us to be able to meet our financial obligations and to fund our operations. If at any time Atari would become unable or unwilling to make receivable payments to us in a timely manner, our ability to continue ongoing operations would be significantly impaired.

                                 Inventory, net
                                 --------------
As of September 30, 2005, our net inventory value remained high relative to historical levels and in relation to our net accounts receivable balance. Throughout fiscal 2006, we plan to market various promotional programs designed to reduce excess inventory stock levels, increase collectible net accounts receivable, and be a source of funds to help support our operations. During the three months ended September 30, 2005, our net inventory decreased by $82,000, or 9%, and was a result of increased sales of end of lifecycle titles to inventory liquidators and discount retailers, combined with lower warehouse stock levels for most of our titles.

                           Prepaid and other expenses
                           --------------------------
During the quarter ended September 30, 2005, our prepaid and other expenses increased by $53,000, which related to upfront annual payments for corporate insurances, partially offset by a refund of prepaid federal taxes.

                                Accounts Payable
                                ----------------
During the quarter ended September 30, 2005, our accounts payable increased by $254,000, which resulted primarily from inventory purchases to support higher sales volumes.

                                Accrued Expenses
                                ----------------
During the quarter ended September 30, 2005, our accrued expenses increased by $21,000 due to accruals for un-invoiced inventory deliveries from trade vendors we received during this period, in addition to increased accrued royalties to third-party software developers. Partially offsetting these increases in accrued expenses was a decrease in the amount of customer credit balances reclassified from our net accounts receivable.

Changes in Cash Flow, Non-Operating Activities

During the quarter ended September 30, 2005, we had net cash used in investing activities of $2,000 for equipment purchases for our computer network, compared to $9,000 in net cash used in investing activities during the prior year's quarter for similar expenditures.

During the quarter ended September 30, 2005, we had no financing activities compared to the quarter ended September 30, 2004, when we had $13,000 in cash provided by financing activities that related to cash proceeds we received from the exercise of options to purchase shares of the Company's common stock.

Credit Facility

In November 2004, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2005. This credit facility was established to provide working capital for our operations. We expect to renew this facility before its expiration date. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. At September 30, 2005 we had access to approximately $580,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. This credit facility is secured by all of the Company's assets and requires us, among other things, to maintain certain financial covenants to be tested quarterly.

Contractual Obligations and Commitments

We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. At September 30, 2005, we had future operating lease commitments of $141,000, as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. As we begin to implement our strategy of publishing higher quality, and higher-priced game titles for the PC, and seek opportunities to publish titles for console and handheld game devices, we expect our advance royalty payments to significantly increase and represent a greater use of available cash. As of September 30, 2005, we had future commitments to pay $53,000 in advance licensing and royalty payments to third-party licensors and software developers as reflected in the table below.

The following table represents a summary of our off-balance sheet contractual obligations and commitments, which are expected to be funded by cash flows from operations.

                                           Payments Due by Period
                           ----------------------------------------------------------

                                        Less than       1-3        3-5      More than
Contractual Obligations      Total        1 year       years      years      5 years
-------------------------------------------------------------------------------------
Operating leases           $ 141,000    $  64,000    $ 77,000    $ - 0 -     $  - 0 -
Advanced royalties            53,000       40,000      13,000      - 0 -        - 0 -
-------------------------------------------------------------------------------------
Totals                     $ 194,000    $ 104,000    $ 90,000    $ - 0 -     $  - 0 -
                           =========    =========    ========    =======     ========

Liquidity Risk

Our ability to achieve positive cash flow remains essential to our survival as a going concern because access to our existing credit facility is limited to the lesser of $750,000 or 75% of our qualified accounts receivable, which at September 30, 2005 amounted to approximately $580,000, based on the prescribed calculation as of that date. In particular, our ability to achieve positive cash flow depends upon a variety of factors, including the timing of the collection of net accounts receivable, the creditworthiness of our software distributors and retailers, sell-through of our products to consumers, and the costs of developing, producing, distributing, marketing and promoting our software titles.

There are significant challenges that we will need to continue to successfully manage in order to fund our operations in the future. These challenges include, but are not limited to, maintaining commercially viable relationships with our distributors and retailers, collecting timely receivable payments from our concentrated group of distributors and retailers, and maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be severely impacted if Atari, for any reason, did not make receivable payments to us on a timely basis.

Additionally, there are market factors beyond our control that could significantly affect our operating cash flow. The most significant of these market factors are the shelf space allocated to our products at retail and the market acceptance of our titles, as evidenced by actual sell-through results of our titles to consumers. If major retailers where our products are sold further reduce or eliminate entirely the shelf space allocated to $9.99 retail priced PC software games, our cash flow and future financial prospects could be significantly impacted. Also, if any of our software titles do not sell through to consumers at a rate acceptable to retailers, we could then be exposed to unanticipated product return and price markdown credit requests that could then be used by distributors and retailers to reduce their future receivable payments to us. This could also cause a reduction in retailer and distributor replenishment orders for our products. If we experienced a negative trend in any of these factors, we may not be able to achieve positive cash flow.

Also, as we implement our strategy of publishing higher quality, and higher-priced game titles for the PC, console and handheld game devices, we may need to seek additional funds to finance: increased advanced royalty payments or substantial content acquisition costs needed to obtain higher quality games on various gaming platforms; upfront payments required by console platform manufacturers to order production units; greater product development costs to finalize titles for retail release; and larger marketing expenditures to more aggressively promote the retail release of key titles. Additional outside financing to support our operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, such financing may cause significant stockholder dilution or may have other costs associated with such financing that would not be commercially acceptable to us.

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

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the first quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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




Date: November 14, 2005                 /s/  Gerald W. Klein
      -----------------                 --------------------
                                        Gerald W. Klein, President, Chief
                                        Executive Officer and Director


Date: November 14, 2005                 /s/ Thomas W. Murphy
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


Date: November 14, 2005
      -----------------
                                        /s/ Gerald W. Klein
                                        -------------------------------------
                                        Gerald W. Klein
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

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


Date: November 14, 2005
      -----------------
                                        /s/ Thomas W. Murphy
                                        ----------------------------
                                        Thomas W. Murphy
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the first quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
Date: November 14, 2005

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

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the first quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
Date: November 14, 2005

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.