Form 10QSB
period 2005-12-31
EGAMES INC
filed 2006-02-14
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

                                 Yes ( ) No (X)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,724,193 shares of common stock, no par value per share, as of February 13, 2006.

Transitional Small Business Disclosure Format (check one): Yes (  )   No ( X )

                                      INDEX

                                                                            Page
                                                                            ----
Part I.       Financial Information

Item 1.       Unaudited Financial Statements:

              Balance Sheet at December 31, 2005............................ 3

              Statements of Operations for the three and six months
                  ended December 31, 2005 and 2004 ......................... 4

              Statements of Cash Flows for the six months
                  ended December 31, 2005 and 2004.......................... 5

              Notes to Financial Statements................................. 6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................... 12

Item 3.       Controls and Procedures ...................................... 25

Part II       Other Information

Item 4.       Submission of Matters to a Vote of Security Holders .......... 25

Item 6.       Exhibit Listing .............................................. 26

Exhibit Index .............................................................. 26

Signatures    .............................................................. 27

Exhibits      .............................................................. 28

Item 1.  Unaudited Financial Statements

                                   eGames, Inc.
                                  Balance Sheet
                                   (Unaudited)


                                                                    December 31,
ASSETS                                                                  2005
------                                                              -----------
Current assets:
   Cash and cash equivalents                                        $ 1,742,396
   Accounts receivable, net                                             824,810
   Inventory, net                                                       848,417
   Prepaid and other expenses                                           348,191
                                                                    -----------
          Total current assets                                        3,763,814

Furniture and equipment, net                                             36,804
Goodwill                                                                420,000
Intangible assets                                                        24,089
                                                                    -----------
          Total assets                                              $ 4,244,707
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                 $   384,419
   Accrued expenses                                                     293,909
                                                                    -----------
          Total current liabilities                                     678,328
                                                                    -----------


Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
     11,956,093 issued and 11,724,193 outstanding)                    9,179,827
   Additional paid-in capital                                         2,093,378
   Accumulated deficit                                               (7,205,409)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                  3,566,379
                                                                    -----------
          Total liabilities and stockholders' equity                $ 4,244,707
                                                                    ===========



                 See accompanying notes to financial statements.

                                          eGames, Inc.
                                   Statements of Operations
                                          (Unaudited)

                                          Three Months Ended               Six Months Ended
                                              December 31,                   December 31,
                                       -------------------------      -------------------------

                                          2005          2004             2005          2004
                                       -----------   -----------      -----------   -----------
Net sales                              $ 1,154,053   $ 1,912,630      $ 2,448,064   $ 3,090,459

Cost of sales                              678,619       839,234        1,382,424     1,410,392
                                       -----------   -----------      -----------   -----------

Gross profit                               475,434     1,073,396        1,065,640     1,680,067

Operating expenses:
    Product development                    127,492       103,878          211,520       342,993
    Selling, general and
       administrative                      593,674       647,533        1,161,901     1,218,665
                                       -----------   -----------      -----------   -----------

        Total operating expenses           721,166       751,411        1,373,421     1,561,658
                                       -----------   -----------      -----------   -----------

Operating income (loss)                   (245,732)      321,985         (307,781)      118,409

Interest income, net                        12,331         1,597           20,408         2,827
                                       -----------   -----------      ------------  -----------

Income (loss) before income taxes         (233,401)      323,582         (287,373)      121,236

Provision for income taxes                   - 0 -        28,324            - 0 -        10,301
                                       -----------   ------------     -----------   -----------

Net income (loss)                     ($   233,401)  $   295,258     ($   287,373)  $   110,935
                                       ===========   ===========      ===========   ===========

Net income (loss)
per common share:
       - Basic                             ($ 0.02)      $  0.03          ($ 0.03)      $  0.01
                                            ======       =======           ======       =======
       - Diluted                           ($ 0.02)      $  0.03          ($ 0.03)      $  0.01
                                            ======       =======           ======       =======

Weighted average common shares
    outstanding - Basic                 11,618,717    10,116,329       11,262,736    10,109,501

Dilutive effect of common share
    equivalents                              - 0 -       502,459            - 0 -       869,972
                                       -----------   -----------      -----------   -----------
Weighted average common shares
    outstanding - Diluted               11,618,717    10,618,788       11,262,736    10,979,473
                                       ===========   ===========      ===========   ===========



                        See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                             December 31,
                                                     --------------------------
                                                        2005           2004
                                                     -----------    -----------
OPERATING ACTIVITIES:
---------------------
    Net income (loss)                               ($   287,373)   $   110,935
    Adjustment to reconcile net income (loss) to
             net cash used in operating activities:
    Stock-based compensation                              37,234         36,612
    Depreciation                                          16,029         17,712
    Changes in operating assets and liabilities:
             Accounts receivable, net                   (555,642)       246,543
             Inventory, net                               45,349       (102,456)
             Prepaid and other expenses                  (34,507)         3,812
             Accounts payable                            227,827        (65,401)
             Accrued expenses                           (115,731)      (307,031)
                                                     -----------    -----------
Net cash used in operating activities                   (666,814)       (59,274)
                                                     -----------    -----------

INVESTING ACTIVITIES:
---------------------
    Purchases of furniture and equipment                  (2,952)       (10,291)
                                                     -----------    -----------
Net cash used in investing activities                     (2,952)       (10,291)
                                                     -----------    -----------

FINANCING ACTIVITIES:
---------------------
    Proceeds from exercise of stock options                - 0 -         19,250
                                                     -----------    -----------
Net cash provided by financing activities                  - 0 -         19,250
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (669,766)       (50,315)

Cash and cash equivalents:
    Beginning of period                                2,412,162      1,742,224
                                                     -----------    -----------
    End of period                                    $ 1,742,396    $ 1,691,909
                                                     ===========    ===========

Supplemental cash flow information:

    Cash paid (refunds received) for income taxes   ($    34,000)   $   127,620
                                                     ===========    ===========




                 See accompanying notes to financial statements.

eGames, Inc.
Notes to Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells PC software games. Historically, we have focused on publishing affordable software games for the PC platform only. Our current strategy is to begin offsetting the impact from the decrease in retail shelf space being allocated to value-priced PC software by publishing higher quality, higher-priced PC game titles, as well as seeking opportunities to publish titles for other gaming platforms, such as console and handheld game devices. We sell our software titles on CDs through retail distribution or online via the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We promote the eGames(TM), Cinemaware(R) and Cinemaware Marquee(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate our software products to retailers and consumers.

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

Fair Value of Financial Instruments

The recorded amounts of cash and net accounts receivable at December 31, 2005 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable is reflected net of the allowances for product returns, price markdowns and if any, customer bad debts. The adequacy of these allowances is reviewed throughout each reporting period and any necessary adjustments to these allowances are reflected within the current period's provisions for product returns and price markdowns (reflected as a reductions to gross sales); and customer bad debts (if any, reflected as an operating expense). Actual product returns, price markdowns and customer bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable balances (see Note 2).

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

Goodwill and Other Intangible Assets

Goodwill is the excess purchase price paid by an acquiring company for identified intangible and tangible net assets. Intangible assets usually consist of trademarks, intellectual property, non-compete agreements, customer lists and acquired technology. SFAS No. 142, "Goodwill and Other Intangible Assets" requires that purchased goodwill and intangibles with indefinite lives not be amortized. Rather, goodwill and intangible assets with indefinite lives are subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary), measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit.

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

The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable.

At December 31, 2005, the allowance for product returns and price markdowns amounted to 45% of our gross accounts receivable. Historically, the allowance for product returns and price markdowns has represented a large percentage of our gross accounts receivable because we continue to have product return and price markdown exposure for the physical software units related to paid receivables while these units remain in the retailers' stores or in the retailers' or distributors' warehouses. Until physical software units sell through to consumers, or are returned to us, we continue to evaluate our product return or price markdown exposure for these previously sold units while these units remain in the retail channel. During reporting periods, through retailer and distributor provided reports, we have regular and timely visibility of product sell-through activity and remaining quantities of our titles in the retail channel that help us assess our exposure for future product returns and price markdowns.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for items such as licensing of software and intellectual properties used in our products, estimated tax payments, certain insurance coverage, retail market reporting and various service contracts. Prepaid and other expenses are usually expensed as operating expenses on a straight-line basis over the period of time covered by a contract. Advance licensing and royalty payments are usually expensed as cost of sales at the higher of the contractual or effective rate (see Notes 4 and 7). Income tax payments are reflected as income tax expense when appropriate.

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

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                $ 1,499,000
     Allowance for product returns and price markdowns            (674,000)
                                                               -----------
     Accounts receivable, net                                  $   825,000
                                                               ===========

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials - warehouse                                 $   237,000
     Finished goods - warehouse                                    531,000
     Finished goods - consignment                                  129,000
     Product returns - retailer and distributor locations          120,000
                                                               -----------

     Inventory, gross                                            1,017,000

     Allowance for obsolescence                                   (169,000)
                                                               -----------
     Inventory, net                                            $   848,000
                                                               ===========

4.  Prepaid and Other Expenses

Prepaid and other expenses consist of the following:

     Royalties                                                 $   150,000
     Insurances                                                     74,000
     Federal tax                                                    58,000
     Retail market reporting                                        36,000
     Retailer slotting fees                                         15,000
     Other expenses                                                 15,000
                                                               -----------
     Prepaid and other expenses                                $   348,000
                                                               ===========
5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment, gross                            $   361,000
     Accumulated depreciation                                     (324,000)
                                                               -----------
     Furniture and equipment, net                              $    37,000
                                                               ===========

6.  Accrued Expenses

Accrued expenses consist of the following:

     Vacation accrual                                          $   104,000
     Professional fees                                              37,000
     Marketing promotions                                           30,000
     Other                                                          30,000
     Customer credit balances                                       23,000
     Relocation                                                     20,000
     Charities                                                      18,000
     Royalties                                                      16,000
     State taxes                                                    16,000
                                                               -----------
     Accrued expenses                                          $   294,000
                                                               ===========

7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. For the quarters ended December 31, 2005 and 2004, total rent expense amounted to $22,000 and $21,000, respectively. During the six months ended December 31, 2005 and 2004, total rent expense amounted to $44,000 and $43,000, respectively. At December 31, 2005, we had future operating lease commitments of $125,000 scheduled to be paid as follows: $64,000 in less than one year; and $61,000 in one to three years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of December 31, 2005, we had future commitments to pay $101,000 in advance licensing and royalty payments in less than one year to various third-party licensors and software developers.

As part of a public relations campaign intended to support and promote our brands and the retail releases of our new higher priced PC game titles, we have entered into a professional services agreement with a public relations firm for services from January 2006 through June 2006 with a future cost of $41,000 payable in monthly installments during that period.

8.  Credit Facility

In December 2005, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2006. This credit facility was established to provide working capital for our operations. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. As of December 31, 2005, we had not utilized any of this credit facility, and we had access to approximately $600,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain certain financial covenants that are tested quarterly.

9.  Concentration of Customers

We continue to have a concentration of customers consisting of a few large software distributors and retailers. Historically, Atari, Inc. ("Atari") has represented our primary software distributor servicing the North American mass-merchants and other major retailers. In December 2005, we began to transition a portion of our mass-merchant retail distribution to Take-Two Interactive Software ("Take Two"), which has distributed our titles into the office superstore and discount warehouse retail channels for several years. As a result of this transition, Take Two has become the distributor of record with the largest mass-merchant retailer selling our software titles, and for this reason we anticipate that Take Two will represent a larger percentage of our net sales and net accounts receivable in future periods.

During the three months ended December 31, 2005, Atari accounted for $360,000 of net sales, or 31% of net sales, compared to the three months ended December 31, 2004, when Atari accounted for $963,000 of net sales, or 50% of net sales. During the six months ended December 31, 2005, Atari accounted for $923,000 of net sales, or 38% of net sales, compared to the six months ended December 31, 2004, when Atari accounted for $1,477,000 of net sales, or 48% of net sales. At December 31, 2005, Atari's net receivable balance amounted to $409,000, or 50% of our total net accounts receivable.

During the three months ended December 31, 2005, Take Two accounted for $77,000 of net sales, or 7% of net sales, compared to the three months ended December 31, 2004, when Take Two accounted for $66,000 of net sales, or 3% of net sales. During the six months ended December 31, 2005, Take Two accounted for $124,000 of net sales, or 5% of net sales, compared to the six months ended December 31, 2004, when Take Two accounted for $117,000 of net sales, or 4% of net sales. At December 31, 2005, Take Two's net accounts receivable amounted to $55,000, or 7%, of our total net accounts receivable.

10.  Accounting for Stock-Based Compensation

Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. On January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". During the three months ended December 31, 2005 and 2004, we recognized stock-based compensation expense within our financial statements of $20,000 and $18,000, respectively, and during the six months ended December 31, 2005 and 2004, we recognized stock-based compensation expense within our financial statements of $37,000 during both periods.

11.  Operations by Reportable Segment and Geographic Area

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about an enterprise's operating segments and related disclosures about products, geographic areas and major customers.

Based on our organizational structure, we operate in only one geographic area, which is North America, and only one reportable segment, which is publishing consumer entertainment gaming software titles.

12.  Goodwill and Other Intangible Assets

At December 31, 2005, we had goodwill of $420,000, which related to the acquisition of substantially all of the assets of Cinemaware, Inc. in October 2005. The acquired assets consisted principally of goodwill, intellectual property and contract rights. We intend to use the acquired Cinemaware assets for developing, publishing and branding higher-priced game titles for the PC and eventually for other gaming platforms. In consideration for the Cinemaware assets, eGames issued to Cinemaware 817,439 shares of its common stock valued at $300,000 based on the average closing stock price of the eGames' common stock for the ten trading days that ended on October 12, 2005 and warrants (valued at $120,000 using the Black-Scholes valuation model) to purchase 300,000 shares of eGames common stock.

At December 31, 2005, we had other intangible assets of approximately $24,000 relating to the Company's trademark registration activities with the United States Patent and Trademark Office. As of December 31, 2005, we had not recorded any expense relating to these other intangible assets based upon our evaluation that no impairment has occurred.

13.  Advertising Costs

We generally expense advertising costs (such as in-store circulars and point of sale materials) as incurred, except for production costs associated with media campaigns (such as print ads, online banner ads and video loops) which would be recognized as prepaid assets (to the extent these items were paid in advance) and expensed during the period in which the ad or video loop is first released. During the three months ended December 31, 2005 and 2004, advertising expenses totaled $4,000 and $13,000, respectively. During the six months ended December 31, 2005 and 2004, advertising expenses amounted to $6,000 and $16,000, respectively.

14.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement became effective during the first interim period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) did not have a material impact on our financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        - The impact on our financial results of decreasing retail shelf space for value-priced PC games and increased competition in this category;
        - Our anticipated release of three higher-priced PC titles during our third fiscal quarter;
        - Our attempts to seek incremental revenues through licensing, alternative retail channels and in-statement advertisers;
        - Our efforts to license or develop higher-priced, unique casual game content to compete more effectively in the value-priced, casual game category;
        - Our expectation that Take Two Interactive will account for a larger percentage of our net sales, accounts receivable and related cash receipts in future periods as a result of our recent transition of a portion of our mass-merchant retail business to them;
        - Our expectation that we will continue to receive product returns from retailers that are then sold to inventory liquidators at discounted prices;
        - Our provision for product returns and price markdowns, as a percentage of related gross sales, trending higher for the foreseeable future;
        - Our expectation that we will incur sales incentives and promotional costs from software distributors and retailers at an increasing rate for the foreseeable future;
        - Our expectation regarding upfront payments to gaming platform manufactures;
        - Our expectation that product development expenses and advance royalty payments will increase and we will incur higher costs for promotional efforts in future periods as we publish higher-priced
           PC game titles, and seek to publish titles for other platforms;
        -  the impact on our liquidity if Atari or Take Two were unable or unwilling to make receivable payments to us in a timely manner; and
        -  our plan to continue to market promotional programs to reduce excess inventory, increase collectible accounts receivable and be a source of funds to support operations.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" in our Form 10-KSB for the fiscal year ended June 30, 2005, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

        - the market acceptance and successful sell-through results for our products at retail stores;
        - the continued successful business relationship between us and our primary distributors to major mass-market retailers;
        - the amount of shelf space major mass-market retailers allocate to our products;
        - the amount of unsold product that is returned to us by retailers and distributors;
        -  the amount of price markdowns granted to retailers and distributors;

        - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
        - our ability to collect net outstanding accounts receivable and establish an adequate allowance for customer bad debts;
        - the ability to deliver products in response to customer orders within a commercially acceptable time frame;
        -  downward pricing pressure;
        - fluctuating costs of developing, producing, distributing and marketing our products;
        - our ability to license or develop quality content for our products on commercially-viable terms;
        - our ability to develop new higher-priced products and successfully enter the new market segment for higher-priced products;
        - our ability to control our costs and expenses in connection with implementing our new strategy;
        - our ability to fund our strategy of publishing higher quality and higher-priced game titles for the PC and, potentially, other platforms; and
        -  increased competition in the affordable software category.

Overview

The following overview identifies certain recent trends and events in our business. We believe that an understanding of these trends and events is important in order to understand our results for the three and six months ended December 31, 2005, as well as our future results. This overview is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-QSB, including the remainder of "Management's Discussion and Analysis of Financial Condition and Results of Operations," or the financial statements and the related notes. Amounts, other than percentages, discussed within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been rounded to the nearest thousand ("000") dollars.

About eGames

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells PC software games. Historically, we have focused on publishing affordable software games for the PC platform only. Our current strategy is to begin offsetting the impact from the decrease in retail shelf space being allocated to value-priced PC software by publishing higher quality, higher-priced PC game titles, as well as seeking opportunities to publish titles for other gaming platforms, such as console and handheld game devices. We sell our software titles on CDs through retail distribution or online via the Internet. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We promote the eGames(TM), Cinemaware(R) and Cinemaware Marquee(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate our software products to retailers and consumers.


Significant Trends and Events in our Business

              Publishing of Higher Quality and Higher-Priced Games
                        for PC and Other Gaming Devices
                        -------------------------------
Our current strategy is to begin offsetting the impact from the decrease in retail shelf space being allocated to value-priced PC software by publishing higher quality, higher-priced PC game titles, as well as seeking opportunities to publish titles for other gaming platforms, such as console and handheld game devices. During our third fiscal quarter, we expect to release three higher-priced PC titles, Space Rangers 2: Rise of the Dominators, Buccaneers Bounty, and Neighbors From Hell: On Vacation, under our newly introduced Cinemaware Marquee brand. Due to the increased complexity of game play and additional quality control and other procedures that we anticipate will be required to bring to market these more technically sophisticated games, we expect our future product development costs to increase compared to prior periods. Additionally, higher quality software content for these gaming platforms generally require higher licensing fees and advance royalty payments, and we therefore expect our future licensing and advanced royalty payments to significantly increase over prior periods and represent a greater use of available cash as we bring such products to market. As we begin to publish higher priced titles for the PC or other gaming platforms, we expect to incur greater costs and cash expenditures for promotional efforts, such as print ads, online banner ads, in-store circulars, video loops, public relations and slotting fees, to support the retail and online releases of these higher quality titles competing at higher price points. Also, to the extent that we begin to publish games for console and handheld game devices, we would be required to make upfront payments to gaming platform manufacturers to preorder production units prior to retail product releases, which could further consume available cash in future periods.

      Decrease in Retail Shelf Space for Value-Priced PC Software Combined
    with Increased Competition in this Market Segment Has Impacted Our Sales
    ------------------------------------------------------------------------
The reduced amount of shelf space allocated to our category of products in retail stores has continued to impact our net sales. We continue to see indications that the amount of retail shelf space being allocated to PC software games at the $9.99 retail price point is decreasing, and we expect this trend to continue negatively impacting our results for the foreseeable future. Additionally, competition in the core value-priced casual game genres has increased in recent periods, which has also had an impact on our net sales as it becomes more competitive to secure retail shelf positions for these titles at retail. We continue to seek incremental licensing opportunities and pursue increased sales at alternative retail channels such as discount retailers and in-statement advertising providers. We are also seeking to license or develop higher-priced, unique casual game content in order to compete more effectively in these markets. We cannot predict whether these initiatives will be effective in increasing net sales.

                           Concentration of Customers
                           --------------------------
We continue to have a concentration of customers consisting of a few large software distributors and retailers. Historically, Atari, Inc. ("Atari") has represented our primary software distributor servicing the North American mass-merchants and other major retailers. In December 2005, we began to transition a portion of our mass-merchant retail distribution to Take-Two Interactive Software ("Take Two"), which has distributed our titles into the office superstore and discount warehouse retail channels for several years. As a result of this transition, Take Two has become the distributor of record with the largest mass-merchant retailer selling our software titles, and for this reason we anticipate that Take Two will represent a larger percentage of our net sales and net accounts receivable in future periods.

Although our sales through Atari have declined, Atari has continued to represent the largest percentage of our business activity. During the three months ended December 31, 2005, Atari accounted for $360,000 of net sales, or 31% of net sales, compared to the three months ended December 31, 2004, when Atari accounted for $963,000 of net sales, or 50% of net sales. Additionally, during the six months ended December 31, 2005, Atari accounted for $923,000 of net sales, or 38% of net sales, compared to the six months ended December 31, 2004, when Atari accounted for $1,477,000 of net sales, or 48% of net sales. At December 31, 2005, Atari's net accounts receivable amounted to $409,000, or 50% of our total net accounts receivable.

During the three months ended December 31, 2005, Take Two accounted for $77,000 of net sales, or 7% of net sales, compared to the three months ended December 31, 2004, when Take Two accounted for $66,000 of net sales, or 3% of net sales. During the six months ended December 31, 2005, Take Two accounted for $124,000 of net sales, or 5% of net sales, compared to the six months ended December 31, 2004, when Take Two accounted for $117,000 of net sales, or 4% of net sales. At December 31, 2005, Take Two's net accounts receivable amounted to $55,000, or 7%, of our total net accounts receivable.

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

      Revenue Recognition (Net Sales, Product Returns and Price Markdowns)
      --------------------------------------------------------------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers, most of which have traditionally sold consumer entertainment PC software titles. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns and have shipping terms of FOB destination. For product shipments to these software distributors or retailers, we record a provision for product returns and price markdowns as a reduction to gross sales at the time the title of our product transfers to the distributor or retailer.

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

Key Assumptions

Our provision for inventory obsolescence is based on the assumptions we make after evaluating the remaining value of existing inventory units (consisting of unsold warehouse units and estimated product return units), which involves: assessing the remaining product life of existing titles based on how long the titles have been released at retail; analyzing the trend of current product sell-through activity to consumers for existing titles; identification of competitors' new products with greater capabilities or more recognizable brands that could replace or shorten the lifecycles of our existing titles; assessing the potential for litigation that may affect our ability to sell existing titles containing certain product content; monitoring expiration dates of licensing agreements with software developers for content within existing titles; and tracking the current market value for remaining units of discontinued titles based on recent sales of similar products to inventory liquidators and discount retailers.

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

                     Advance Licensing and Royalty Payments
                     --------------------------------------
We make advance licensing and royalty payments to third party software developers and other licensors for the licensing of software content and intellectual properties for use within our PC software titles. These advance payments are initially classified on our balance sheet as "Prepaid and other expenses", and are then usually expensed within the "Cost of sales" category of our Statements of Operations at the greater of the contractual or effective royalty rate.

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

Three and Six Months Ended December 31, 2005 and 2004

Net Sales

For the three months ended December 31, 2005, net sales decreased by $759,000, or 40%, to $1,154,000, compared to $1,913,000 for the same quarter a year earlier. This decrease in net sales resulted from a $752,000 decrease in net sales to North American software distributors, primarily related to a decrease in the distribution of our software titles to mass-merchant retailers. Contributing to the decline in product distribution, and the related reduction in net sales, has been the increasing number of competitors' titles vying for a reduced number of retail shelf positions (facings) offering PC software games at the $9.99 retail price point. Additionally, our net sales have been negatively impacted by a slowing in consumer demand for our titles, due in part to an increasing number of competitors' last generation versions of higher priced titles (with more recognizable brands) defaulting down to the $9.99 jewel case market more quickly than in the past.

For the six months ended December 31, 2005, net sales decreased by $642,000, or 21%, to $2,448,000, compared to $3,090,000 for the similar year ago period. This decrease in net sales resulted from a $796,000 decrease in net sales to North American software distributors (due to similar factors impacting the three month results), which was partially offset by an $88,000 increase in licensing revenues within the United States and a $50,000 increase in net sales made directly to various North American discount retailers.

The following table represents the Company's net sales by distribution channel for the three and six months ended December 31, 2005 and 2004, respectively:

                              Net Sales by Distribution Channel
                              (rounded to the nearest thousand)
                              ---------------------------------

                                       Three Months Ended
                                          December 31,
                          -----------------------------------------
                                                                        Increase      %
Distribution Channel         2005         %          2004        %     (Decrease)   Change
------------------------------------------------------------------------------------------
Software Distributors     $   691,000    60%     $ 1,443,000    76%    ($ 752,000)    (52%)
Software Retailers            167,000    14%         138,000     7%        29,000      21%
Licensing                     179,000    16%         156,000     8%        23,000      15%
Internet                       70,000     6%          72,000     4%        (2,000)     (3%)
Inventory Liquidators          47,000     4%         104,000     5%       (57,000)    (55%)
------------------------------------------------------------------------------------------
Totals                    $ 1,154,000   100%     $ 1,913,000   100%    ($ 759,000)    (40%)
                          ===========   ====     ===========   ====     =========      ===

                                       Six Months Ended
                                          December 31,
                          -----------------------------------------
                                                                        Increase      %
Distribution Channel         2005         %          2004        %     (Decrease)   Change
------------------------------------------------------------------------------------------
Software Distributors     $ 1,461,000    60%     $ 2,257,000    73%    ($ 796,000)    (35%)
Software Retailers            348,000    14%         298,000    10%        50,000      17%
Licensing                     337,000    14%         249,000     8%        88,000      35%
Internet                      144,000     6%         144,000     5%         - 0 -       0%
Inventory Liquidators         158,000     6%         142,000     4%        16,000      11%
------------------------------------------------------------------------------------------
Totals                    $ 2,448,000   100%     $ 3,090,000   100%    ($ 642,000)    (21%)
                          ===========   ====     ===========   ====     =========      ===

                              Software Distributors
                              ---------------------
For the three months ended December 31, 2005, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $691,000, which represented a decrease of $752,000 or 52% compared to the three months ended December 31, 2004. This decline in net sales to software distributors was caused primarily by a $603,000 decrease in net sales to Atari, largely as a result of a 50% reduction in retail shelf positions (facings) displaying our titles at the largest mass-merchant retailer selling our software titles compared to the year ago period. Additionally, we experienced a $151,000 decrease in net sales to Canadian software distributors, due to the reduction in retail distribution we experienced through a major Canadian software distributor that ceased operations during the second half of fiscal 2005.

For the six months ended December 31, 2005, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $1,461,000, which represented a decrease of $796,000 or 35% compared to the six months ended December 31, 2004. This decline in net sales to software distributors resulted from a $554,000 decrease in net sales to Atari, and a $225,000 decrease in net sales to Canadian software distributors, due to the same factors that caused declines in the three month results.

                               Software Retailers
                               ------------------
For the three months ended December 31, 2005, net sales made directly to software retailers totaled $167,000, representing a $29,000 increase compared to the three months ended December 31, 2004. This increase resulted primarily from sales to various discount retailers of last generation titles at the end of their product lifecycles, which was partially offset by net sales decreases to various traditional software retailers.

For the six months ended December 31, 2005, net sales made directly to software retailers totaled $348,000, representing a $50,000 increase compared to the six months ended December 31, 2004, and was a result of similar factors that impacted the three month results.

                                    Licensing
                                    ---------
For the three months ended December 31, 2005 and 2004, we realized licensing revenues of $179,000 and $156,000, respectively, which represented 16% and 8%, respectively, of net sales. This $23,000 increase in licensing revenues was generated by revenue increases in the United States traceable to software units sold at a national electronics specialty retailer, which was partially offset by a decrease in licensing revenues generated primarily from our German licensee.

For the six months ended December 31, 2005 and 2004, we realized licensing revenues of $337,000 and $249,000, respectively, which represented 14% and 8%, respectively, of net sales. This $88,000 increase in licensing revenues was due to the same contributing factors as were highlighted for the three month results.

                                    Internet
                                    --------
For the three months ended December 31, 2005 and 2004, Internet sales were $70,000 and $72,000, respectively, and totaled $144,000 for both the six-month periods ended December 31, 2005 and 2004. Our Internet sales strategy remains focused on distributing our game titles via affiliate programs and on popular Internet game websites and other online portals.

                              Inventory Liquidators
                              ---------------------
Net sales to inventory liquidators consist of sales of residual inventory units of titles that have been discontinued (in part or entirely) at traditional software retail stores. As retailers continue to routinely change the mix of software titles displayed on their store shelves - usually on a quarterly basis
- we expect to continue receiving quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any quantities of those titles remaining in our warehouse. The amount of inventory liquidation sales vary, period to period, and are usually made at discounted prices with no right of product return or price markdown.

For the three months ended December 31, 2005 and 2004, net sales to inventory liquidators were $47,000 and $104,000, respectively, and represented 4% and 5%, respectively, of net sales, compared to the six months ended December 31, 2005 and 2004, when net sales to inventory liquidators amounted to $158,000 and $142,000, respectively, or 6% and 4%, respectively, of net sales.

                       Product Returns and Price Markdowns
                       -----------------------------------
Until physical units of our products are returned to us from software distributors or retailers, or until these units sell through to consumers, we continue to evaluate our product return and price markdown exposure for the software units we previously sold to software distributors and retailers. Based on various assumptions, including shorter product lifecycles, more competitive titles in our core game genres, continued reduction of retail shelf space allocated to $9.99 retail priced PC software games and our intention to publish a larger number of higher priced PC game titles in upcoming periods, we anticipate our provision for product returns and price markdowns, as a percentage of related gross sales, to trend higher for the foreseeable future.

During the three months ended December 31, 2005 and 2004, our provision for product returns and price markdowns relating to gross product sales with software distributors and retailers amounted to $232,000 and $412,000, respectively, or 17.9% and 18.3%, respectively, of related gross sales.

During the six months ended December 31, 2005 and 2004, our provision for product returns and price markdowns relating to gross product sales with software distributors and retailers amounted to $476,000 and $640,000, respectively, or 17.7% and 18.0%, respectively, of related gross sales.

                     Sales Incentives and Promotional Costs
                     --------------------------------------
In order to maintain retail shelf space for our titles, we incur sales incentives and promotional costs from software distributors and retailers, such as distributor pricing rebates and retailer slotting fees, which are recognized as reductions to gross sales. We anticipate increasing our sales to software retailers and distributors that charge such fees, and so we expect to incur these types of reductions to gross sales at an increasing rate for the foreseeable future.

For the three months ended December 31, 2005 and 2004, our sales incentives and promotional costs were $160,000 and $152,000, respectively, or 12.3% and 6.8%, respectively, of related gross sales.

For the six months ended December 31, 2005 and 2004, our sales incentives and promotional costs were $240,000 for both periods, which represented 8.9% and 6.7%, respectively, of related gross sales.

Cost of Sales

Cost of sales consists of the following costs that are associated with publishing PC games: product costs; royalty costs incurred with third parties for licensing product content or other intellectual properties; freight and handling costs; inventory obsolescence provision, and other costs such as tooling, labeling and reclamation.

The following table represents our cost of sales for the three and six months ended December 31, 2005 and 2004:

                        December 31,      % of         December 31,      % of           Increase       %
                            2005        net sales          2004        net sales       (Decrease)    Change
-----------------------------------------------------------------------------------------------------------
Three months ended     $   679,000        58.8%        $   840,000       43.9%        ($ 161,000)    (19.2%)

Six months ended       $ 1,382,000        56.5%        $ 1,410,000       45.6%        ($  28,000)    ( 2.0%)

During the three months ended December 31, 2005, cost of sales decreased by $161,000 compared to the prior year's three month period and resulted from lower costs related to the 40% decrease in net sales, which was partially offset by a 14.9% increase in the cost of sales, as a percentage of net sales. The 14.9% increase in cost of sales, as a percentage of net sales, was due to a 9.2% increase in product costs, as a percentage of net sales, traceable to increased sales of:

        o Promotional titles consisting of higher costing components such as multiple CD's and jewel cases, more expensive box packaging and greater assembly costs;
        o Titles with substantial price discounts required by certain retailers to secure shelf positions in their retail stores; and
        o Last generation titles to discount retailers and distributors at prices below traditional wholesale and distributor prices.

Additionally, we experienced other cost of sales increases, as a percentage of net sales, of:

        o 2.1% in the provision for inventory obsolescence due to an increase in titles being revalued down to liquidation market values;
        o 1.6% in other costs such as increased labeling and tooling costs associated with certain titles;
        o 1.4% in royalty expense traceable to higher effective royalty rates resulting from shorter lifecycles of various titles; and
        o 0.6% in freight expense related to increased consignment product shipments with delivery costs being expensed before revenues are recognized.

During the six months ended December 31, 2005, cost of sales decreased by $28,000 compared to the prior year's six month period and resulted from decreased costs associated with the 21% reduction in net sales. This decrease in cost of sales was partially offset by a 9.9% increase in product costs, as a percentage of net sales, which was related to similar factors impacting the three month period, along with an increase in inventory liquidation sales with higher product costs, as a percentage of net sales.

Product Development

Product development expenses consist of personnel costs related to product management, content acquisition, quality assurance testing, packaging design and website administration, along with outside services for product ratings, language localization and website infrastructure maintenance and non-recoverable costs related to products that did not achieve distribution into their intended retail channels.

The following table represents our product development expenses for the three and six months ended December 31, 2005 and 2004:

                        December 31,      % of         December 31,     % of            Increase       %
                            2005        net sales         2004         net sales       (Decrease)    Change
-----------------------------------------------------------------------------------------------------------
Three months ended       $ 127,000        11.0%        $ 104,000         5.4%          $  23,000      22.1%

Six months ended         $ 212,000         8.6%        $ 343,000        11.1%         ($ 131,000)    (38.2%)

The $23,000 increase in product development expenses for the three months ended December 31, 2005 resulted from relocation expenses incurred with hiring an employee.

The $131,000 decrease in product development expenses for the six months ended December 31, 2005 related to the non-recurrence of the prior year's $122,000 write-off of capitalized costs related to the RealAge Games & Skills title. Additionally, salary and related costs decreased by $29,000 due to reductions traceable to employee turnover, partially offset by relocation costs incurred during the current year's six month period.

As we begin to implement our strategy of publishing higher quality, and higher-priced PC game titles, as well as seek to publish titles for other gaming platforms, we expect our product development expenses to increase due to the increased complexity of game play, additional quality control and language localization required, and other procedures required to bring these more technically sophisticated games to market.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel related costs, insurance costs, stock-based compensation expense, professional service fees for legal, accounting and public relations, advertising costs, as well as occupancy costs including rent, utilities and phones, and other administrative expenses.

The following table represents our selling, general and administrative expenses for the three and six months ended December 31, 2005 and 2004:

                        December 31,      % of          December 31,      % of          Increase        %
                            2005        net sales          2004         net sales      (Decrease)    Change
-----------------------------------------------------------------------------------------------------------
Three months ended      $   594,000       51.4%         $   648,000       33.9%        ($ 54,000)     (8.3%)

Six months ended        $ 1,162,000       47.5%         $ 1,219,000       39.4%        ($ 57,000)     (4.7%)

The $54,000 decrease in selling, general and administrative expenses for the three months ended December 31, 2005 was primarily attributable to $32,000 in lower legal expenses traceable to intellectual property matters in the year ago three month period, and $21,000 in lower commission expense incurred with independent sales representatives as a result of decreased product sales to certain retailers.

The $57,000 decrease in selling, general and administrative expenses for the six months ended December 31, 2005 was attributable to the same factors that impacted the three month results.

As we begin to publish higher priced titles for the PC, we expect to incur greater costs for promotional efforts, such as print ads, online banner ads, in-store circulars, video loops, and public relations, to support the retail and online releases of these higher quality titles competing at higher price points.


Interest Income, net

The following table represents our net interest income for the three and six months ended December 31, 2005 and 2004:

                        December 31,      % of         December 31,      % of           Increase       %
                            2005        net sales          2004        net sales       (Decrease)    Change
-----------------------------------------------------------------------------------------------------------
Three months ended       $ 12,000          1.1%           $ 2,000         0.1%          $ 10,000       n/m

Six months ended         $ 20,000          0.8%           $ 3,000         0.1%          $ 17,000       n/m

Provision for Income Taxes

The following table represents our provision for income taxes for the three and six months ended December 31, 2005 and 2004:

                        December 31,      % of         December 31,      % of           Increase       %
                            2005        net sales          2004        net sales       (Decrease)    Change
-----------------------------------------------------------------------------------------------------------
Three months ended        $ - 0 -        - 0 - %         $ 28,000        1.5%          ($ 28,000)      n/m

Six months ended          $ - 0 -        - 0 - %         $ 10,000        0.3%          ($ 10,000)      n/m


Net income (loss)

The following table represents our net income (loss) for the three and six months ended December 31, 2005 and 2004:

                        December 31,      % of         December 31,      % of           Increase       %
                            2005        net sales          2004        net sales       (Decrease)    Change
-----------------------------------------------------------------------------------------------------------
Three months ended      ($ 233,000)      (20.2%)        $ 295,000        15.4%        ($ 528,000)      n/m

Six months ended        ($ 287,000)      (11.7%)        $ 111,000        3.6%         ($ 398,000)      n/m

Weighted Average Common Shares

For the three months ended December 31, 2005, the weighted average common shares outstanding on the diluted basis increased to 11,618,717, compared to 10,618,788 for the three months ended December 31, 2004. This 999,929 increase in the diluted basis calculations of weighted average common shares resulted from the issuance of the Company's shares of common stock related to the exercise of common stock options, combined with the weighted average of the common shares issued in October 2005 to the shareholders of Cinemaware Inc., partially offset by the common stock equivalents included in the prior year period's calculation due to that period's reported net income.

For the six months ended December 31, 2005, the weighted average common shares outstanding on the diluted basis increased to 11,262,736, compared to 10,979,473 for the three months ended December 31, 2004. This 283,263 increase in the diluted basis calculations of weighted average common shares resulted from the same issuances that affected the three-month calculations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement became effective during the first interim period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) did not have a material impact on our financial statements.

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

Liquidity and Capital Resources

                                                 At December 31,
                                           -------------------------
                                               2005          2004       Change
                                           -----------------------------------
Cash and cash equivalents                  $ 1,742,000   $ 1,692,000   $50,000
                                           ===========   ===========   =======

            Percent of total assets           41.0%          38.2%
                                              =====          =====


                                              Six Months Ended
                                                 December 31,
                                           -----------------------
                                               2005          2004      Change
                                           ------------------------------------

Cash used in operating activities          ($  667,000)  ($ 59,000)  ($ 608,000)
Cash used in investing activities               (3,000)    (10,000)       7,000
Cash provided by financing activities            - 0 -      19,000      (19,000)
                                           ------------------------------------
Net decrease in cash and cash equivalents  ($  670,000)  ($ 50,000)  ($ 620,000)
                                            ==========    ========    =========

Changes in Cash Flow, Operating Activities

During the six months ended December 31, 2005, we had $667,000 in cash used in operating activities compared to $59,000 in cash used in operating activities for the six months ended December 31, 2004. The $667,000 in cash used in operating activities for the six months ended December 31, 2005 resulted primarily from increases in net accounts receivable, along with the $287,000 net loss realized during this period, which cash uses were partially offset by cash sources from an increase in accounts payable and a decrease in net inventory.

                            Accounts Receivable, net
                            ------------------------
At December 31, 2005, net accounts receivable totaled $825,000, compared to $269,000 at June 30, 2005. This $556,000 increase in net accounts receivable resulted from a $724,000 increase in gross accounts receivable that was partially offset by a $168,000 increase in the allowance for product returns and price markdowns. The increase in gross accounts receivable resulted primarily from a higher level of gross sales invoiced during the three months ended December 31, 2005 compared to the three months ended June 30, 2005, combined with lower receivable collections during the three months ended December 31, 2005 compared to the three months ended June 30, 2005. The increase in the allowance for product returns and price markdowns resulted from the additional provision associated with the increase in comparative three month gross sales discussed above, in addition to higher allowance percentages applied to holiday promotional titles remaining in the retail channel at December 31, 2005.

Generally, we have been able to collect net accounts receivable in the ordinary course of business, but periodically we have experienced slowness in distributor and retailer receivable collections. Throughout each reporting period, we communicate with distributors and retailers in order to expedite their payments of past due amounts or to process receivable credits for authorized product returns and price markdowns. Since we do not hold any collateral to secure payment from any of our customers and because most of our customers have the right to return products and receive price markdowns that can be used to reduce their receivable payments to us, the realizable value of our net accounts receivable is continually reviewed in order to help anticipate future liquidity issues that could result from our inability to collect a net receivable balance in the normal course of business.

                           Concentration of Customers
                           --------------------------
Historically, Atari has represented the majority of our net accounts receivable and related cash receipts. In December 2005, we began to transition a portion of our mass-merchant retail distribution to Take Two. As this transition continues, we anticipate the proportion of Take Two's net sales, accounts receivable and related cash receipts to increase along with our reliance on Take Two's distribution activity to impact our financial results. We believe that our ability to collect, in a timely manner, the net account receivable owed by Atari and Take Two will be significant for us to be able to meet our financial obligations and to fund our operations for the foreseeable future.

At December 31, 2005, Atari's net accounts receivable totaled $409,000, or 50%, of our total net accounts receivable and Take Two's net accounts receivable amounted to $55,000, or 7%, of our total net accounts receivable. During the six months ended December 31, 2005, we collected $513,000 in receivable payments from Atari and $72,000 in receivable payments from Take Two, which represented 29% and 7%, respectively, of our total accounts receivable collections during that period.

                                 Inventory, net
                                 --------------
At December 31, 2005, our net inventory value remained high relative to our net accounts receivable balance. We plan to continue to market various promotional sales programs which are designed to reduce excess inventory stock levels, increase collectible net accounts receivable, and be a source of funds to help support our operations. During the six months ended December 31, 2005, our net inventory value decreased by $45,000, or 5%, and was a result of incremental sales of last generation titles to inventory liquidators and discount retailers, promotional sales of holiday packs to traditional software retailers, combined with reduced warehouse stock levels of finished goods.

                           Prepaid and other expenses
                           --------------------------
During the six months ended December 31, 2005, our prepaid and other expenses increased by $35,000, which related to annual payments for corporate insurances and retail market research, partially offset by a refund of prepaid federal taxes.

                                Accounts Payable
                                ----------------
During the six months ended December 31, 2005, our accounts payable increased by $228,000, due to increased inventory purchases to support various sales programs.

                                Accrued Expenses
                                ----------------
During the six months ended December 31, 2005, our accrued expenses decreased by $116,000, as a result of a decrease in the amount of customer accounts receivable credit balances reclassified as liabilities.

Changes in Cash Flow, Non-Operating Activities

During the six months ended December 31, 2005, we had net cash used in investing activities of $3,000 for equipment purchases for our computer network, compared to $10,000 in net cash used in investing activities during the year ago period for similar expenditures.

During the six months ended December 31, 2005, we had no financing activities compared to the six months ended December 31, 2004, when we had $19,000 in cash provided by financing activities related to cash proceeds received from the exercise of options to purchase shares of the Company's common stock.

Credit Facility

In December 2005, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2006. This credit facility was established to provide working capital for our operations. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. As of December 31, 2005, we had not utilized any of this credit facility, and we had access to approximately $600,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain certain financial covenants that are tested quarterly.

Contractual Obligations and Commitments

We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2007. Additionally, we currently rent certain office equipment through various operating lease agreements. At December 31, 2005, we had future operating lease commitments of $125,000, as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. As we begin to implement our strategy of publishing higher quality, and higher-priced game titles for the PC, and seek opportunities to publish titles for other gaming devices, we expect our advance royalty payments to significantly increase and represent a greater use of available cash. At December 31, 2005, we had future commitments to pay $101,000 in advance licensing and royalty payments to third-party licensors and software developers as reflected in the table below.

As part of a public relations campaign intended to support and promote our brands and the retail releases of our new higher priced PC game titles, we have entered into a professional services agreement with a public relations firm for services from January 2006 through June 2006 with a future cost of $41,000 payable in monthly installments during that period.

The following table represents a summary of our off-balance sheet contractual obligations and commitments at December 31, 2005, which are expected to be funded by cash flows from operations.

                                                Payments Due by Period
                              ----------------------------------------------------------

                                           Less than       1-3         3-5     More than
Contractual Obligations         Total        1 year        years       years    5 years
----------------------------------------------------------------------------------------
Operating leases              $ 125,000    $  64,000     $ 61,000    $ - 0 -    $  - 0 -
Advanced royalties              101,000      101,000        - 0 -      - 0 -       - 0 -
Public relation services         41,000       41,000        - 0 -      - 0 -       - 0 -
----------------------------------------------------------------------------------------
Totals                        $ 267,000    $ 206,000     $ 61,000    $ - 0 -    $  - 0 -
                              =========    =========     ========    =======    ========

Liquidity Risk

Our ability to achieve positive cash flow remains essential to our survival as a going concern because access to our existing credit facility is limited to the lesser of $750,000 or 75% of our qualified accounts receivable, which at December 31, 2005 amounted to approximately $600,000, based on the prescribed calculation as of that date. In particular, our ability to achieve positive cash flow depends upon a variety of factors, including the timing of the collection of net accounts receivable, the creditworthiness of our software distributors and retailers, sell-through of our products to consumers, and the costs of developing, producing, distributing, marketing and promoting our software titles.

There are significant challenges that we will need to continue to successfully manage in order to fund our operations in the future. These challenges include, but are not limited to, maintaining commercially viable relationships with our distributors and retailers, collecting timely receivable payments from our concentrated group of distributors and retailers, and maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be significantly impacted if Atari or Take Two, for any reason, did not make receivable payments to us on a timely basis.

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

Also, as we implement our strategy of publishing higher quality, and higher-priced game titles for the PC, and potentially console and handheld game devices, we may need to seek additional funds to provide financing for:

     - increased advanced royalty payments or substantial content acquisition costs needed to obtain higher quality games on various gaming platforms;
     - upfront payments required by console platform manufacturers to order production units;
     - greater product development costs to finalize titles for retail release; and
     - larger marketing expenditures to more aggressively promote the retail and online releases of key titles.

Additional outside financing to support our operations may not be available if and when we need it. Even if such financing was available from a bank or other financing source, such financing may cause significant stockholder dilution or may have other significant costs associated with such financing.

Listing of Our Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol EGAM. We have considered applying for listing on an exchange, such as the American Stock Exchange, but at this time we do not meet the standards for listing.

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on December 1, 2005, where the following actions were taken:

The shareholders voted to elect Gerald W. Klein, Eugene H. Mauro, Thomas D. Parente and Lambert C. Thom to the Board of Directors. The votes cast for each Director were as follows:

                                   Number of Shares
                                   ----------------
                               For               Withheld
                               ---               --------
    Gerald W. Klein         10,175,978            310,143
    Eugene H. Mauro         10,163,178            322,943
    Thomas D. Parente       10,174,978            311,143
    Lambert C. Thom         10,175,178            310,943

The shareholders voted to ratify the selection of Stockton Bates, LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2006. The votes cast in this matter were as follows:

                                Number of Shares
                                ----------------
                    For             Against             Abstain
                    ---             -------             -------
                10,217,806          262,762              5,553

Item 6. Exhibit Listing

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-QSB:

Exhibit Number               Description of Exhibit
--------------               ----------------------

2.1 (1) Asset Purchase Agreement between eGames, Inc., Cinemaware, Inc. and Lars Fuhrken-Batista dated as of October 6, 2005. The Company agrees to furnish supplementally a copy of any of the exhibits and schedules to the Asset Purchase Agreement identified therein upon request of the Securities and Exchange Commission.

4.1  (2)            Warrant for the Purchase of 150,000 shares of Common Stock of eGames, Inc. exercisable at $0.75 per share.

4.2  (2)            Warrant for the Purchase of 150,000 shares of Common Stock of eGames, Inc. exercisable at $0.50 per share.

10.1  (2)           Escrow Agreement dated October 13, 2005 between and among
                    eGames, Inc., Cinemaware, Inc. and Hudson United Bank.

10.2* (2)           Non-Competition and Confidentiality Agreement dated
                    October 13, 2005 between Lars Fuhrken-Batista and eGames,
                    Inc.

10.3 (2) Non-Competition and Confidentiality Agreement dated October 13, 2005 between Cinemaware, Inc. and eGames, Inc.

10.4* Employment Offer Letter to Lars Fuhrken-Batista from eGames, Inc. dated October 13, 2005.

10.5 (3)            Note and Loan Modification Agreement between eGames, Inc.
                    and Hudson United Bank dated December 5, 2005.

10.6*               Form of Director Non-Qualified Stock Option Agreement.

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

*        Management contract
(1) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on October 11, 2005.
(2) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on October 19, 2005.
(3) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on December 7, 2005.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: February 14, 2006                 /s/  Gerald W. Klein
      -----------------                 --------------------
                                        Gerald W. Klein, President, Chief
                                        Executive Officer and Director


Date: February 14, 2006                 /s/ Thomas W. Murphy
      -----------------                 --------------------
                                        Thomas W. Murphy, Chief Financial
                                        Officer and Chief Accounting Officer

                                                                Exhibit 10.4
October 13, 2005

Lars Fuhrken-Batista
Princeton, NJ 08542


Dear Lars:

I am pleased to offer you the position of Vice President of Product Development at eGames, Inc. in accordance with the following terms:

Position Title:   V.P. of Product Development

Supervisor:       V.P. of Operations

Duties and
Responsibilities: Plans and directs all aspects of the organization's product development policies, objectives, and initiatives. Researches new products, products enhancements, and product redesign that align the product development function with the goals of the organization. Evaluates the potential and practicality of products in development, and responsible for all technical requirements and specifications of such products. Maintains the organization's competitive position and profitability by formulating product development programs consistent with the Company's growth and financial objectives. Researches new technologies that align and support the development function with the objectives of the organization. Performs any such other duties as directed by the V.P. of Operations.

Work Location:    eGames' offices in Langhorne, Pennsylvania

Starting Date:    October 13, 2005

Compensation:     $100,000 per year

Bonus Opportunity: Subject to the approval of the Compensation Committee and the Board of Directors of the Company, as an employee of the Company you are eligible to participate in the eGames Employee Incentive Compensation Plan, if adopted for Fiscal 2006, whereby you will be eligible to earn a bonus equal to 20% of your salary (prorated to your length of employment in the 2006 Fiscal
Year).

Reimbursement of Relocation and other Expenses:

First three months housing allowance                          Up to $5,700
Final moving & travel costs to Pennsylvania:                  Up to $9,000
Storage costs:                                                Up to $3,000
Transportation (car rental):                                  Up to $2,000
TOTAL:                                                        Up to $19,700

Stock Options: Subject to the approval of the Compensation Committee and the Board of Directors of the Company, you will be granted 150,000 stock options with an exercise price equal to the closing price of the company's common stock on your start date and vesting over a five year period in equal installments of 30,000 options each.

Vacation: One year of service earns three weeks of paid vacation and after three years of service Officers earn four weeks vacation thereafter.

Benefits: Group health, dental, AD&D, long term disability and life insurance coverage in accordance with the company's group insurance plans. You will also be eligible for enrollment in the eGames 401(K) savings plan during the first quarterly open enrollment period after one month of employment.

Severance: Your employment will be at-will, meaning that you can leave at any time for any reason, and eGames can terminate your employment at any time with or without cause. In the event that eGames terminates your employment during the first 12 months of your employment, you will be entitled to three months severance pay, upon execution of a release of claims.

If you agree with the above terms, please sign and return the original copy. I look forward to working with you at eGames in this new opportunity. Please call if you have any questions.

Best Regards,

/s/ Gerald W. Klein                     /s/ Lars Fuhrken-Batista    10/13/05
-------------------                     -------------------------------------
Gerald W. Klein                         Accepted                      Date
President and CEO                       Lars Fuhrken-Batista

                                                                Exhibit 10.6

                                  EGAMES. INC.

                      NON-QUALIFIED STOCK OPTION AGREEMENT

          EGAMES, INC. (the "Company") hereby grants _____________ (the "Optionee") this option to purchase shares of the Company's
Common Stock at a price and under the terms and conditions detailed below.

         1. Grant. Effective as of ______________ (the "Date of Grant"), the Company granted to the Optionee an option (the "Option") to purchase _______ shares of the Common Stock of the Company (the "Option Shares") at a price of $_____ per share (the "Option Price").

         2. Type of Option. This Option is intended to be a non-qualified stock option, and is not intended to be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         3. Term. The Option granted hereunder shall expire at 5:00 p.m. (local time at the principal executive offices of the Company) on ___________ (the "Expiration Date"), unless sooner terminated as provided herein.

         4. Exercise of Option. The Option shall vest and be exercisable in accordance with the following schedule, subject to the limitations set forth in
Section 8.

         5. Method of Exercise and Payment.

                   5.1 This Option shall be exercisable by written notice to the Company, pursuant to Paragraph 10, specifying the number of Option Shares to be purchased. The notice shall also be accompanied by payment of the aggregate Option Price of the Option Shares being purchased.

                   5.2 Unless the Option Shares are covered by a then current registration statement under the Securities Act of 1933 (the "Act") and current registrations under all applicable state securities laws, the Optionee agrees that he (i) is purchasing such Option Shares for investment and not for distribution or resale (other than a distribution or resale which, in the opinion of counsel satisfactory to the Company, may be made without violating the registration provisions of the Act), (ii) has been advised and understands that (A) the Option Shares have not been registered under the Act and are "restricted securities" within the meaning of Rule 144 under the Act and are subject to restrictions on transfer and (B) neither the Company nor any other person is under any obligation to register the Option Shares under the Act or to take any action which would make available to the Optionee any exemption from such registration, and (iii) has been advised and understands that such Option Shares may not be transferred or disposed of unless the Option Shares are registered under the Act and any applicable state securities laws or the Optionee obtains an opinion of counsel which is satisfactory to the Company that such registration is not required.

                   If the listing, registration, or qualification of the Option Shares upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary as a condition of or in connection with the purchase of such Option Shares, the Company shall not be obligated to issue or deliver the certificates representing the Option Shares as to which the Option has been exercised unless and until such listing, registration, qualification, consent, or approval shall have been effected or obtained. If registration is considered unnecessary by the Company or its counsel, a legend may be placed on the Option Shares being issued reflecting the fact that they have been acquired for investment and have not been registered.

                   5.3 Payment of the Option Price may be made: (i) in cash or check; (ii) by exchange of shares of Common Stock valued at its fair market value on the date of exercise; (iii) by means of a brokers' cash-less exercise procedure by the delivery to the Company of an exercise notice together with irrevocable instructions to a broker to sell a sufficient number of shares of Common Stock to pay the purchase price of Common Stock as to which such exercise relates: and to deliver promptly such amount to the Company; or (iv) by any combination of the foregoing. Where payment of the Option Price is to be made with shares of Common Stock acquired under any compensation plan of the Company, such shares will not be accepted as payment unless the Optionee has held such shares for a period of more than one year on the date of exercise, and further provided that the Optionee shall not have tendered Stock in payment of the exercise price of any other option under any stock option plan of the Company within six calendar months of the date of exercise.

         6. Rights of Shareholders. Neither an Optionee nor his legal representatives or beneficiaries shall have any of the rights of a shareholder with respect to any shares subject to any Option until such shares shall have been issued upon the proper exercise of such Option.

         7. Non-transferability of Options. No Option may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated otherwise than by will or by the laws of descent and distribution or, with respect to nonqualified stock options, pursuant to a qualified domestic relations order as defined by the Code, or Title I of the Employee Retirement Income Security Act, or the rules thereunder. Except as otherwise specifically provided herein, these Options granted to an Optionee shall be exercised during the lifetime of such Optionee only by such Optionee.

         8. Termination of Service. Subject to the condition that no Option shall be exercisable after the Expiration date:

                   8.1 Upon the Optionee's cessation of service as a director of the Company (for reasons other than retirement or death), including cessation of service due to physical or mental disability that prevents the Optionee from rendering further services as a director, only those options exercisable at the date of cessation of service shall be exercisable by the Optionee. This Option shall be exercisable until the first to occur of (v) the expiration of the remaining term of the Option or (vi) three months after the Optionee's cessation of service.

                   8.2 Upon the Optionee's retirement or death, this Option shall be exercisable as follows:

                           (a) Retirement. Upon the Optionee's retirement as a
director of the Company after the Optionee has served for at least six consecutive years as a director, this Option shall continue to be exercisable during its term as if the Optionee had remained a director of the Company.

                           (b) Death. In the event of the Optionee's death while
a director of the Company or within the period after termination of service during which the Option is exercisable by the Optionee in accordance with this Paragraph 8, the Option shall be exercisable, to the extent then exercisable, until the first to occur of (i) the expiration of the remaining term of the Option or (ii) one year after the date of the Optionee's death.

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

         10. Notice. Any notice to be given to the Company shall be addressed to the Company at 2000 Cabot Boulevard West, Suite 110, Langhorne, Pennsylvania 19047, and any notice given to the Optionee shall be addressed to the Optionee at the address then appearing on the records of the Company, or at such other address as either party hereafter may designate in writing to the other. Any such notice shall be deemed to have been duly given when deposited in the United States mail, addressed as aforesaid, registered, or certified mail, and with proper postage, registration, and certification fees prepaid, or transmitted by hand delivery or overnight express.

         11. Change in Control.

                  A "Change in Control" for purposes of this Agreement shall mean any one of the events described below:

                  11.1 at any time during a period of two (2) consecutive years, at least a majority of the Board shall not consist of Continuing Directors. "Continuing Directors" shall mean directors of the Company at the beginning of such two-year period and directors who subsequently became such and whose selection or nomination for election by the Company's shareholders was approved by a majority of the then Continuing Directors; or

                  11.2 any person or "group" (as determined for purposes of Regulation 13D-G promulgated by the Commission under the Exchange Act or under any successor regulation), but excluding any majority-owned subsidiary or any employee benefit plan sponsored by the Company or any subsidiary or any trust or investment manager for the account of such a plan, shall have acquired "beneficial ownership" (as determined for purposes of such regulation) of the Company's securities representing fifty percent (50%) or more of the combined voting power of the Company's then outstanding securities unless such acquisition is approved in advance by a majority of the directors of the Company who were in office immediately preceding such acquisition and any individual selected to fill any vacancy created by reason of the death or disability of any such director; or

                  11.3 the Company becomes a party to a merger, consolidation or share exchange in which either (i) the Company will not be the surviving corporation or (ii) the Company will be the surviving corporation and any outstanding shares of Common Stock will be converted into shares of any other company (other than a re-incorporation or the establishment of a holding company involving no change in ownership of the Company or other securities or cash or other property (excluding payments made solely for fractional shares); or

                  11.4 the Company's shareholders (i) approve any plan or proposal for the disposition or other transfer of all, or substantially all, of the assets of the Company, whether by means of a merger, reorganization, liquidation or dissolution or otherwise or (ii) dispose of, or become obligated to dispose of, 50% or more of the outstanding capital stock of the Company by tender offer or otherwise.

                  If a Change in Control has occurred, this Option shall be immediately exercisable by the Optionee for the total remaining number of Option Shares covered by this Option and shall survive any such event.

         12. Governing Law.

                  The laws of the Commonwealth of Pennsylvania shall govern the operation of, and the rights of the Optionee, under this agreement and the Option granted hereunder.

         13. Substitution of Options in a Merger, Consolidation or Share
Exchange.

                  In the event that the Company becomes a party to a merger, consolidation or share exchange (a "Business Combination") and in connection therewith substitutes this Option for options of another party to such Business Combination, notwithstanding the provisions of this Option, the terms of such substituted options may have the same terms and conditions (provided that the number of shares issuable and the exercise prices are adjusted in accordance with the terms of the Business Combination) as the former options of such other party to the Business Combination, provided, however, that the exercise price of the Options shall be lawful consideration as determined by the Company's Board of Directors.

         IN WITNESS WHEREOF, the Company has granted this Option as of the ____ day of _____________, 200_.

                                        EGAMES, INC.


                                        By:________________________________
                                           Gerald W. Klein, President,
                                           President and Chief Executive Officer

ACKNOWLEDGMENT and AGREEMENT:

         Optionee acknowledges receipt of this Agreement and agrees to all of the terms and conditions contained herein.

OPTIONEE:


----------------------------------------
              (Signature)

----------------------------------------
               (Address)

----------------------------------------
                (City)

----------------------------------------
     (State)             (Zip Code)

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


Date: February 14, 2006
-----------------------

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


Date: February 14, 2006
-----------------------

                                        /s/ Thomas W. Murphy
                                        --------------------
                                        Thomas W. Murphy
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                                Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
Date: February 14, 2006
      -----------------

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

                                                                Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
Date: February 14, 2006
      -----------------

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.