Form 10QSB
period 2006-03-31
EGAMES INC
filed 2006-05-15
CIK 948703

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

       |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                 Yes ( ) No (X)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,724,193 shares of common stock, no par value per share, as of May 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes (  )   No ( X )

                                      INDEX

                                                                          Page
Part I.        Financial Information                                      ----

Item 1.        Unaudited Financial Statements:

               Balance Sheet at March 31, 2006 .........................    3

               Statements of Operations for the three and nine months
                   ended March 31, 2006 and 2005 .......................    4

               Statements of Cash Flows for the nine months
                   ended March 31, 2006 and 2005 .......................    5

               Notes to Financial Statements............................    6

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................   12

Item 3.        Controls and Procedures .................................   25

Part II        Other Information

Item 6.        Exhibit Listing .........................................   26

Exhibit Index  .........................................................   26

Signatures     .........................................................   27

Exhibits       .........................................................   28

Item 1.  Unaudited Financial Statements


                                  eGames, Inc.
                                  Balance Sheet
                                  (Unaudited)

                                                                      March 31,
ASSETS                                                                  2006
------                                                              -----------
Current assets:
   Cash and cash equivalents                                        $ 1,483,306
   Accounts receivable, net                                           1,009,662
   Inventory, net                                                       956,348
   Prepaid and other expenses                                           339,068
                                                                    -----------
          Total current assets                                        3,788,384

Furniture and equipment, net                                             30,375
Goodwill                                                                420,000
Intangible assets                                                        24,089
                                                                    -----------
          Total assets                                              $ 4,262,848
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                 $   474,367
   Accrued expenses                                                     448,621
                                                                    -----------
          Total current liabilities                                     922,988
                                                                    -----------


Stockholders' equity:
   Common stock, no par value (40,000,000 shares authorized;
      11,956,093 issued and 11,724,193 outstanding)                   9,179,827
   Additional paid-in capital                                         2,114,477
   Accumulated deficit                                               (7,453,027)
   Treasury stock, at cost - 231,900 shares                            (501,417)
                                                                    -----------
          Total stockholders' equity                                  3,339,860
                                                                    -----------
          Total liabilities and stockholders' equity                $ 4,262,848
                                                                    ===========


                 See accompanying notes to financial statements.

                                            eGames, Inc.
                                      Statements of Operations
                                            (Unaudited)


                                           Three Months Ended                Nine Months Ended
                                                March 31,                        March 31,
                                       ---------------------------      ---------------------------

                                           2006            2005            2006            2005
                                       -----------     -----------      -----------     -----------
Net sales                              $ 1,264,898     $ 1,459,623      $ 3,712,963     $ 4,550,082

Cost of sales                              711,223         646,116        2,093,648       2,056,508
                                       -----------     -----------      -----------     -----------

Gross profit                               553,675         813,507        1,619,315       2,493,574

Operating expenses:
    Product development                    164,788         101,894          376,308         444,887
    Selling, general and
       administrative                      647,875         660,969        1,809,777       1,879,634
                                       -----------     -----------      -----------     -----------
        Total operating expenses           812,663         762,863        2,186,085       2,324,521
                                       -----------     -----------      -----------     -----------

Operating income (loss)                   (258,988)         50,644         (566,770)        169,053

Interest income, net                        11,370           2,007           31,778           4,834
                                       -----------     -----------      -----------     -----------

Income (loss) before income taxes         (247,618)         52,651         (534,992)        173,887

Provision for income taxes                   - 0 -           6,483            - 0 -          16,784
                                       -----------     -----------      -----------     -----------

Net income (loss)                     ($   247,618)    $    46,168     ($   534,992)    $   157,103
                                       ===========     ===========      ===========     ===========


Net income (loss) per common share:
       - Basic                             ($ 0.02)         $ 0.00          ($ 0.05)         $ 0.02
                                            ======          ======           ======          ======
       - Diluted                           ($ 0.02)         $ 0.00          ($ 0.05)         $ 0.01
                                            ======          ======           ======          ======

Weighted average common shares
    outstanding - Basic                 11,724,193      10,655,108       11,416,555      10,291,370

Dilutive effect of common share
    equivalents                              - 0 -         375,041            - 0 -         700,962
                                        ----------      ----------       ----------      ----------

Weighted average common shares
    outstanding - Diluted               11,724,193      11,030,149       11,416,555      10,992,332
                                        ==========      ==========       ==========      ==========



                            See accompanying notes to financial statements.

                                    eGames, Inc.
                              Statements of Cash Flows
                                     (Unaudited)

                                                                 Nine Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                2006            2005
                                                             ----------     -----------
OPERATING ACTIVITIES:
---------------------
    Net income (loss)                                       ($   534,992)   $   157,103
    Adjustment to reconcile net income (loss) to net cash
             (used in) provided by operating activities:
    Stock-based compensation                                      58,333         56,972
    Depreciation                                                  24,265         27,151
    Changes in operating assets and liabilities:
             Accounts receivable, net                           (740,494)       738,025
             Inventory, net                                      (62,582)      (118,668)
             Prepaid and other expenses                          (25,384)       124,162
             Accounts payable                                    317,775       (240,934)
             Accrued expenses                                     38,981       (265,349)
                                                             -----------    -----------
Net cash (used in) provided by operating activities             (924,098)       478,462
                                                             -----------    -----------

INVESTING ACTIVITIES:
---------------------
    Purchases of furniture and equipment                          (4,758)       (11,689)
                                                             -----------    -----------
Net cash used in investing activities                             (4,758)       (11,689)
                                                             -----------    -----------

FINANCING ACTIVITIES:
---------------------
    Dividend payments to common stockholders                       - 0 -       (163,601)
    Proceeds from exercise of stock options                        - 0 -        229,642
                                                             -----------    -----------
Net cash provided by financing activities                          - 0 -         66,041
                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents            (928,856)       532,814

Cash and cash equivalents:
    Beginning of period                                        2,412,162      1,742,224
                                                             -----------    -----------
    End of period                                            $ 1,483,306    $ 2,275,038
                                                             ===========    ===========

Supplemental cash flow information:

   Cash paid (refunds received) for income taxes            ($    34,000)   $   137,040
                                                             ===========    ===========




                 See accompanying notes to financial statements.

eGames, Inc.
Notes to Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells PC software games. Historically, we have focused on publishing affordable software games for the PC platform only, and selling the greatest volume of our PC games in mass-market retail stores. We have explored the possibility of publishing games for other gaming platforms, such as consoles and hand-held devices, and have determined at this time to focus on publishing for the PC platform only because of the greater amount of cash and other resources that would be required to pursue publishing titles for other gaming platforms. Our current strategy is to begin shifting our focus to publishing higher quality, higher-priced PC games, in addition to our value-priced jewel case PC titles, and look more aggressively at opportunities to tap into the growing sales of casual and hardcore PC games via the Internet, in addition to maintaining a strong retail presence. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We promote the eGames(TM), Cinemaware(R) and Cinemaware Marquee(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate our software products to retailers and consumers.

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

Fair Value of Financial Instruments

The recorded amounts of cash and net accounts receivable at March 31, 2006 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable is reflected net of allowances for product returns, price markdowns and customer bad debts. The adequacy of these allowances is reviewed throughout each reporting period and any necessary adjustments to these allowances are reflected within the current period's provisions for product returns and price markdowns (reflected as a reduction to gross sales); and customer bad debts (if any, reflected as an operating expense). Actual product returns, price markdowns and customer bad debts are recorded as reductions to these allowances as well as reductions to the customers' individual accounts receivable balances (see Note 2).

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

Revenue Recognition

                                  Product Sales
                                  -------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers. The distribution of our products is governed by purchase orders, distribution agreements, or direct sales agreements, most of which allow for product returns and price markdowns. We recognize revenues from product shipments to most software distributors and retailers at the time title to our inventory transfers to the distributor or retailer, less a provision for anticipated product returns and price markdowns. However, if we determine that we are not able to estimate an appropriate provision for product returns and price markdowns for any retailer or distributor, we then recognize revenues for product deliveries to these retailers or distributors on a consignment basis.

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

We also have relationships with certain software distributors for product distribution to various retailers based on consignment and sell-through agreements. Accordingly, revenues from product shipments pursuant to these types of agreements are only recognized to the extent that the distributor has reported to us that our product has actually sold through to consumers.

                Provision for Product Returns and Price Markdowns
                -------------------------------------------------
Our provision for anticipated product returns and price markdowns (reflected as a reduction to gross sales) is primarily based on our analysis of: historical product return and price markdown results; current product sell-through activity at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been released at retail along with their estimated remaining retail life; outstanding return material and price markdown authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which quantities of products with higher retail price points or unproven game genres remain in the retail channel.

The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current reporting period's provision. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable.

At March 31, 2006, the allowance for product returns and price markdowns amounted to 39% of our gross accounts receivable. Historically, the allowance for product returns and price markdowns has represented a large percentage of our gross accounts receivable because we continue to have product return and price markdown exposure for the software units related to paid receivables while these units remain in the retailers' stores or in the retailers' or distributors' warehouses. Until physical software units sell through to consumers, or are returned to us, we continue to evaluate our product return or price markdown exposure for these previously sold units while these units remain in the retail channel. During reporting periods, through retailer and distributor provided reports, we have regular and timely visibility of product sell-through activity and remaining quantities of our titles in the retail channel that help us assess our exposure for future product returns and price markdowns.

Prepaid and Other Expenses

Prepaid and other expenses represent advance payments made to third parties for items such as licensing of software and intellectual properties used in our products, estimated tax payments, certain insurance coverage, retail market reporting, certain advertising costs and various service contracts. Prepaid and other expenses are usually expensed as operating expenses on a straight-line basis over the period of time covered by a contract. Advance licensing and royalty payments are usually expensed as cost of sales at the higher of the contractual or effective rate (see Notes 4 and 7). Tax payments are reflected as income tax expense when appropriate.

We continually evaluate the recoverability of our advanced licensing and royalty payments by reviewing the information available about each title and the underlying licensed content. In particular, we evaluate the expected future sales of a title or potential subsequent titles containing the same licensed content based on current and potential sales programs, along with historical sell-through results of similar titles to consumers. For titles that have achieved distribution into their intended retail channels, we charge to cost of sales the remaining capitalized costs we determine to be non-recoverable in future periods. In the rare circumstance that a title does not achieve distribution into its intended retail channels, we charge to product development expense the remaining capitalized costs we determine to be non-recoverable in future periods. Capitalized costs determined to be non-recoverable are expensed in the reporting period in which the decision is reached by management that recoverability of these costs in future periods is unlikely.

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

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates and assumptions are made in: determining allowances for inventory obsolescence, product returns, price markdowns and customer bad debts; disclosure of contingent assets and liabilities; initial valuation and subsequent measurement of goodwill and other intangible assets; evaluating the recoverable value of advanced licensing and royalty payments at the end of the reporting period; in addition to determining the amounts of revenues and expenses recognized during each reporting period. We recognize the critical nature and potential impact from making these and any other estimates and attempt to make reliable estimates, based upon the information available to us as of any reporting period. However, we also recognize that actual results could differ from any of our estimates and that such differences could have either a negative or positive impact on future financial results.

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                    $  1,658,000
     Allowance for product returns and price markdowns                 (648,000)
                                                                   ------------
     Accounts receivable, net                                      $  1,010,000
                                                                   ============


3.  Inventory, net

Inventory, net consists of the following:

     Raw materials - warehouse                                     $    265,000
     Finished goods - warehouse                                         636,000
     Finished goods - consignment                                       160,000
     Product returns -  retailer and distributor locations               62,000
                                                                   ------------
     Inventory, gross                                                 1,123,000

     Allowance for obsolescence                                        (167,000)
                                                                   ------------
      Inventory, net                                               $    956,000
                                                                   ============


4.  Prepaid and Other Expenses

Prepaid and other expenses consist of the following:

     Royalties                                                     $    163,000
     Federal tax                                                         58,000
     Insurances                                                          56,000
     Other expenses                                                      27,000
     Retail market reporting                                             25,000
     Prepaid advertising                                                 10,000
                                                                   ------------
     Prepaid and other expenses                                    $    339,000
                                                                   ============


5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment, gross                                $    363,000
     Accumulated depreciation                                          (333,000)
                                                                   ------------
     Furniture and equipment, net                                  $     30,000
                                                                   ============

6.  Accrued Expenses

Accrued expenses consist of the following:

     Vacation accrual                                               $   109,000
     Marketing promotions                                                84,000
     Royalties                                                           60,000
     Professional fees                                                   50,000
     Customer credit balances                                            40,000
     Relocation and travel                                               34,000
     State taxes                                                         28,000
     Other                                                               24,000
     Charities                                                           20,000
                                                                   ------------
     Accrued expenses                                               $   449,000
                                                                    ===========


7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2010. Additionally, we currently rent certain office equipment through various operating lease agreements. For the quarters ended March 31, 2006 and 2005, total rent expense amounted to $21,000 for both quarters. During the nine months ended March 31, 2006 and 2005, total rent expense amounted to $66,000 and $64,000, respectively. At March 31, 2006, we had future operating lease commitments of $238,000 scheduled to be paid as follows: $64,000 in less than one year; $152,000 in one to three years; and $22,000 in three to five years.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. As of March 31, 2006, we had future commitments to pay $88,000 in advance licensing and royalty payments in less than one year to various third-party licensors and software developers.

As part of a public relations campaign intended to support and promote our brands and the retail releases of our new higher priced PC game titles, at March 31, 2006 we had $22,000 in commitments relating to a professional services agreement with a public relations firm.


8.  Credit Facility

In December 2005, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2006. This credit facility was established to provide working capital for our operations. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. As of March 31, 2006, we had not utilized any of this credit facility, and we had access to the full $750,000 amount under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain certain financial covenants that are tested quarterly.


9.  Concentration of Customers

We continue to have a concentration of customers consisting of a few large software distributors and retailers. Historically, Atari, Inc. ("Atari") has represented our primary software distributor servicing the North American mass-merchants and other major retailers. In December 2005, we began to transition the majority of our mass-merchant retail distribution to Take-Two Interactive Software ("Take Two"), which has distributed our titles into the office superstore and discount warehouse retail channels for several years.

During the three months ended March 31, 2006, Atari accounted for $277,000 of net sales, or 22% of net sales, compared to the three months ended March 31, 2005, when Atari accounted for $804,000 of net sales, or 55% of net sales. During the three months ended March 31, 2006, Take Two accounted for $281,000 of net sales, or 22% of net sales, compared to the three months ended March 31, 2005, when Take Two accounted for $61,000 of net sales, or 4% of net sales. We anticipate that Take Two will continue representing a growing percentage of our net sales and net accounts receivable in future periods, while at the same time Atari's share of our business will most likely continue to decline.

During the nine months ended March 31, 2006, Atari accounted for $1,200,000 of net sales, or 32% of net sales, compared to the nine months ended March 31, 2005, when Atari accounted for $2,281,000 of net sales, or 50% of net sales. During the nine months ended March 31, 2006, Take Two accounted for $405,000 of net sales, or 11% of net sales, compared to the nine months ended March 31, 2005, when Take Two accounted for $178,000 of net sales, or 4% of net sales. At March 31, 2006, Atari's net receivable balance was $151,000, or 15% of our total net accounts receivable, compared to Take Two's net accounts receivable of $322,000, or 32%, of our total net accounts receivable.


10. Accounting for Stock-Based Compensation

Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. On January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". During the three months ended March 31, 2006 and 2005, we recognized stock-based compensation expense within our financial statements of $21,000 and $20,000, respectively, and during the nine months ended March 31, 2006 and 2005, we recognized stock-based compensation expense within our financial statements of $58,000 and $57,000, respectively.


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


12. Goodwill and Other Intangible Assets

At March 31, 2006, we had goodwill of $420,000, which related to the acquisition of substantially all of the assets of Cinemaware, Inc. in October 2005. The acquired assets consisted principally of goodwill, intellectual property and contract rights. We intend to use the acquired Cinemaware assets for developing, publishing and branding higher-priced game titles for the PC and possibly for other gaming platforms in the future. In consideration for the Cinemaware assets, eGames issued to Cinemaware 817,439 shares of its common stock valued at $300,000 based on the average closing stock price of the eGames' common stock for the ten trading days that ended on October 12, 2005 and warrants (valued at $120,000 using the Black-Scholes valuation model) to purchase 300,000 shares of eGames common stock. At March 31, 2006, we also had other intangible assets of approximately $24,000 relating to the Company's trademark registration activities with the United States Patent and Trademark Office. As of March 31, 2006, we had not recorded any expense relating to goodwill or other intangible assets based upon our evaluation that no impairment has occurred.


13. Advertising Costs

We generally expense advertising costs (such as in-store circulars and point of sale materials) as incurred, except for production costs associated with media campaigns (such as print ads, online banner ads and video loops) which would be recognized as prepaid assets (to the extent these items were paid in advance) and expensed during the period in which the ad or video loop is first released to consumers. During the three months ended March 31, 2006 and 2005, advertising expenses totaled $27,000 and $9,000, respectively. During the nine months ended March 31, 2006 and 2005, advertising expenses amounted to $32,000 and $25,000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this Quarterly Report on Form 10-QSB, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

        - Our shifting focus to publishing higher quality, higher-priced PC game titles, and looking more aggressively at opportunities to sell our titles via the Internet;
        - The continuing impact on our financial results of decreasing retail shelf space for value-priced PC games and increased competition in this category;
        - Our anticipated release of two higher-priced PC titles during our fourth fiscal quarter;
        - Our expectation that product development expenses, licensing fees and advance royalty payments will increase compared to prior periods and we will incur higher costs for promotional efforts in future periods as we publish higher-priced PC game titles, and seek to develop our own titles;
        - Our attempts to seek incremental revenues through licensing, alternative retail channels and in-statement advertisers;
        - Our expectation that Take Two Interactive will continue representing a growing percentage of our net sales and net accounts receivable in future periods, while at the same time Atari's share of our business will most likely continue to decline;
        - Our plans to expand Internet sales by significantly revamping our existing websites into a gaming destination `portal;'
        - Our expectation that we will continue to receive product returns from retailers that are then sold to inventory liquidators at discounted prices;
        - Our provision for product returns and price markdowns, as a percentage of related gross sales, trending higher for the foreseeable future;
        - Our expectation that we will incur sales incentives and promotional costs from software distributors and retailers at an increasing rate for the foreseeable future;
        - Our expectation that we will continue to dispose of excess and slow moving inventory through our liquidation and discount channels;
        - The impact on our liquidity if Atari or Take Two were unable or unwilling to make receivable payments to us in a timely manner;

        - Continued monitoring of Atari's payment trends to us in order to avoid unanticipated collection issues as our distribution through Atari decreases;
        - Increased competition for retail shelf space for mid-range priced PC games to which we intend to shift our focus; and
        - The possibility that we may need to seek additional funds to provide financing for our strategy of publishing higher quality, and higher-priced, game titles for the PC.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" in our Form 10-KSB for the fiscal year ended June 30, 2005, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

        - the market acceptance and successful sell-through results for our value priced and mid-range priced products at retail stores and via the Internet;
        - the continued successful business relationship between us and our primary distributors to major mass-market retailers;
        - the amount of shelf space major mass-market retailers allocate to our products;
        - the amount of unsold product that is returned to us by retailers and distributors;
        - the amount of price markdowns granted to retailers and distributors;
        - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
        - our ability to collect outstanding accounts receivable and establish an adequate allowance for customer bad debts;
        - the ability to deliver products in response to customer orders within a commercially acceptable time frame;
        -     downward pricing pressure;
        - fluctuating costs of developing, producing, distributing and marketing our products;
        - our ability to license or develop quality content for our products on commercially-viable terms;
        - our ability to develop new higher-priced products and successfully enter the new market segment for higher-priced products;
        - our ability to control our costs and expenses in connection with implementing our new strategy;
        - our ability to fund our strategy of publishing higher quality and higher-priced game titles for the PC and developing our own PC game titles;
         -    and increased competition.

Overview

The following overview identifies certain recent trends and events in our business. We believe that an understanding of these trends and events is important in order to understand our results for the three and nine months ended March 31, 2006, as well as our future results. This overview is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-QSB, including the remainder of "Management's Discussion and Analysis of Financial Condition and Results of Operations," or the financial statements and the related notes. Amounts, other than percentages, discussed within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been rounded to the nearest thousand ("000") dollars.

About eGames

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells PC software games. Historically, we have focused on publishing affordable software games for the PC platform only, and selling the greatest volume of our PC games in mass-market retail stores. We have explored the possibility of publishing games for other gaming platforms, such as consoles and hand-held devices, and have determined at this time to focus on publishing for the PC platform only because of the greater amount of cash and other resources that would be required to pursue publishing titles for other gaming platforms. Our current strategy is to begin shifting our focus to publishing higher quality, higher-priced PC games, in addition to our value-priced jewel case PC titles, and to look more aggressively at opportunities to tap into the growing sales of casual and hardcore PC games via the Internet, in addition to maintaining a strong retail presence. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We promote the eGames(TM), Cinemaware(R) and Cinemaware Marquee(TM) brands in order to generate customer loyalty, encourage repeat purchases and differentiate our software products to retailers and consumers.

Significant Trends and Events in our Business

         Publishing of Higher Quality and Higher-Priced Games for the PC
         ---------------------------------------------------------------
Our current strategy is to offset the impact from the decrease in retail shelf space being allocated to value-priced PC software by publishing higher quality, higher-priced PC game titles. During our third fiscal quarter, we released three higher-priced PC titles, Space Rangers 2: Rise of the Dominators, Buccaneers Bounty, and Neighbors From Hell: On Vacation, under our new brand, Cinemaware Marquee. During the fourth fiscal quarter, we expect to release two higher priced PC titles, Darwinia and Moscow to Berlin: Red Siege, both under the Cinemaware Marquee brand. We expect our future product development costs to increase compared to prior periods, due to the increased complexity of game play and additional quality control procedures that are required to bring to market these more technically sophisticated games. We also expect these costs to increase as we implement plans to begin to develop our own new game titles, using both external and internal development resources. Additionally, higher quality software content for these gaming platforms generally requires higher licensing fees and advance royalty payments, and we therefore expect our future licensing and advanced royalty payments to significantly increase over prior periods and represent a greater use of available cash as we bring such products to market. As we begin to publish higher priced titles for the PC, we expect to incur greater costs and cash expenditures for promotional efforts, such as print ads, online banner ads, in-store circulars, video loops, public relations and slotting fees, to support the retail and online releases of these higher quality titles competing at higher price points.

   Decrease in Retail Shelf Space for Value-Priced PC Software Combined with
      Increased Competition in this Market Segment Has Impacted Our Sales
      -------------------------------------------------------------------
The reduced amount of shelf space allocated to our category of products in retail stores has continued to impact our net sales. We continue to see indications that the amount of retail shelf space being allocated to PC software games at the $9.99 retail price point is decreasing, and we expect this trend to continue negatively impacting our results for the foreseeable future. Additionally, competition in the core value-priced casual game genres has increased in recent periods, which has also had an impact on our net sales as it becomes more competitive to secure retail shelf positions for these titles. We continue to seek incremental licensing opportunities and pursue increased sales at alternative retail channels such as discount retailers and in-statement advertising providers. We are also seeking to license or develop higher-priced, unique casual game content in order to compete more effectively in these markets. We cannot predict whether these initiatives will be effective in increasing net sales.

                           Concentration of Customers
                           --------------------------
We continue to have a concentration of customers consisting of a few large software distributors and retailers. Historically, Atari, Inc. ("Atari") has represented our primary software distributor servicing the North American mass-merchants and other major retailers. In December 2005, we began to transition the majority of our mass-merchant retail distribution to Take-Two Interactive Software ("Take Two"), which has distributed our titles into the office superstore and discount warehouse retail channels for several years.

During the three months ended March 31, 2006, Atari accounted for $277,000 of net sales, or 22% of net sales, compared to the three months ended March 31, 2005, when Atari accounted for $804,000 of net sales, or 55% of net sales. During the three months ended March 31, 2006, Take Two accounted for $281,000 of net sales, or 22% of net sales, compared to the three months ended March 31, 2005, when Take Two accounted for $61,000 of net sales, or 4% of net sales. We anticipate that Take Two will continue representing a growing percentage of our net sales and net accounts receivable in future periods, while at the same time Atari's share of our business will most likely continue to decline.

During the nine months ended March 31, 2006, Atari accounted for $1,200,000 of net sales, or 32% of net sales, compared to the nine months ended March 31, 2005, when Atari accounted for $2,281,000 of net sales, or 50% of net sales. During the nine months ended March 31, 2006, Take Two accounted for $405,000 of net sales, or 11% of net sales, compared to the nine months ended March 31, 2005, when Take Two accounted for $178,000 of net sales, or 4% of net sales. At March 31, 2006, Atari's net receivable balance was $151,000, or 15% of our total net accounts receivable, compared to Take Two's net accounts receivable of $322,000, or 32%, of our total net accounts receivable.

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

      Revenue Recognition (Net Sales, Product Returns and Price Markdowns)
      --------------------------------------------------------------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers, most of which have traditionally sold consumer entertainment PC software titles. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns and have shipping terms of FOB destination. For product shipments to most software distributors and retailers, we record a provision for product returns and price markdowns as a reduction to gross sales at the time the title of our product transfers to the distributor or retailer. However, if we determine that we are not able to estimate an appropriate provision for product returns and price markdowns for any retailer or distributor, we then recognize revenues for product deliveries to these retailers or distributors on a consignment basis as described below.

We also have relationships with certain software distributors for product distribution to various retailers based on consignment and sell-through agreements. Accordingly, revenues from product shipments pursuant to these types of agreements are only recognized to the extent that the distributor has reported to us that our product has actually sold through to consumers.

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

The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current reporting period's provision. Significant management judgments and estimates must be made and used in order to determine how much revenue can be recognized in any reporting period. Material differences may result in the amount and timing of our revenue for any period if management's judgments or estimates for product returns or price markdowns prove to be insufficient or excessive compared to actual results.

                               Inventory Valuation
                               -------------------
Our inventory valuation policy requires management to make estimates and assumptions about the recoverability of the carrying value of inventory at the end of each reporting period and cost of sales expensed during each reporting period. The individual components of our software titles that are usually reflected in our net inventory valuation include some combination of the manufactured costs of: CD's; jewel cases; box packaging; print materials; manuals; posters; novelty items; assembly; and other miscellaneous items particular to specific titles. Our inventory could be valued differently at the close of any reporting period and the amount of expense recorded as cost of sales during any reporting period could differ, if management's judgments or estimates of provisions for the potential impairment of inventory value are insufficient or excessive when compared to actual results.

Key Assumptions

Our provision for inventory obsolescence is based on the assumptions we make after evaluating the remaining value of existing inventory units (consisting of unsold warehouse units, consignment units and estimated product return units), which involves: assessing the remaining product life of existing titles based on how long the titles have been released at retail; analyzing the trend of current product sell-through activity to consumers for existing titles; identification of competitors' new products with greater capabilities or more recognizable brands that could replace or shorten the lifecycles of our existing titles; assessing the potential for litigation that may affect our ability to sell existing titles containing certain product content; monitoring expiration dates of licensing agreements with software developers for content within existing titles; and tracking the current market value for remaining units of discontinued titles based on recent sales of similar products to inventory liquidators and discount retailers.

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

Three and Nine Months Ended March 31, 2006 and 2005

Net Sales

For the three months ended March 31, 2006, net sales decreased by $195,000, or 13%, to $1,265,000, compared to $1,460,000 for the same quarter a year earlier. This decrease in net sales resulted from a $172,000 decrease in net sales to North American software distributors, and primarily related to the declining distribution of eGames' value-priced line of PC software games, compared to the year ago quarter, which resulted from a substantial reduction in retail shelf space allocated to PC software games at the $9.99 retail price point. As a result of these changes at retail, demand for the eGames value-priced PC titles has continued to decrease as competition for title placement in these reduced retail PC software sections has dramatically increased.

For the nine months ended March 31, 2006, net sales decreased by $837,000, or 18%, to $3,713,000, compared to $4,550,000 for nine months ended March 31, 2005. This decrease in net sales resulted from a $968,000 decrease in net sales to North American software distributors (due to similar factors impacting the three month results), which was partially offset by a $77,000 increase in net sales made directly to various North American retailers and a $71,000 increase in licensing revenues.

The following table represents the Company's net sales by distribution channel for the three and nine months ended March 31, 2006 and 2005, respectively:


                                Net Sales by Distribution Channel
                                (rounded to the nearest thousand)
                                ---------------------------------

                                         Three Months Ended
                                              March 31,
                              --------------------------------------

                                                                          Increase     %
Distribution Channel               2006      %         2005       %      (Decrease)  Change
-------------------------------------------------------------------------------------------
Software Distributors         $   845,000   67%    $ 1,017,000   70%    ($ 172,000)   (17%)
Software Retailers                162,000   13%        135,000    9%        27,000     20%
Licensing                         157,000   12%        176,000   12%       (19,000)   (11%)
Internet                           68,000    5%         96,000    7%       (28,000)   (29%)
Inventory Liquidators              33,000    3%         36,000    2%        (3,000)    (8%)
-------------------------------------------------------------------------------------------
Totals                        $ 1,265,000  100%    $ 1,460,000  100%    ($ 195,000)   (13%)
                              ===========  ====    ===========  ====     =========     ===


                                          Nine Months Ended
                                              March 31,
                              --------------------------------------

                                                                          Increase     %
Distribution Channel               2006      %         2005       %      (Decrease)  Change
-------------------------------------------------------------------------------------------
Software Distributors         $ 2,306,000   62%    $ 3,274,000   72%    ($ 968,000)   (30%)
Software Retailers                510,000   14%        433,000   10%        77,000     18%
Licensing                         494,000   13%        423,000    9%        71,000     17%
Internet                          212,000    6%        242,000    5%       (30,000)   (12%)
Inventory Liquidators             191,000    5%        178,000    4%        13,000      7%
-------------------------------------------------------------------------------------------
Totals                        $ 3,713,000  100%    $ 4,550,000  100%    ($ 837,000)   (18%)
                              ===========  ====    ===========  ====     =========     ===


                              Software Distributors
                              ---------------------
For the three months ended March 31, 2006, net sales to software distributors that serve North American mass-merchants and other retailers amounted to $845,000, which represented a decrease of $172,000 or 17% compared to the three months ended March 31, 2005. This decline in net sales to software distributors was caused primarily by a $527,000 decrease in net sales to Atari, which was partially offset by a $220,000 net sales increase to Take Two, along with net sales increases to our Canadian software distributors of $83,000 and various other software distributors totaling $52,000. These net sales changes resulted from a declining amount of retail shelf space being allocated to value-priced PC games, our recent transition from Atari to Take Two as our primary North American distributor, and improved Canadian distribution, compared to the same quarter last year.

For the nine months ended March 31, 2006, net sales to software distributors that serve North American mass-merchants and other retailers amounted to $2,306,000, which represented a decrease of $968,000 or 30% compared to the nine months ended March 31, 2005. This decline in net sales to software distributors resulted from net sales decreases of $1,081,000 to Atari and $125,000 to Canadian software distributors, which net sales decreases were partially offset by a $227,000 net sales increase to Take Two.

                               Software Retailers
                               ------------------
For the three months ended March 31, 2006, net sales made directly to software retailers totaled $162,000, representing a $27,000 increase compared to the three months ended March 31, 2005. This increase resulted primarily from a $37,000 net sales increase to CompUSA, which was partially offset by a $10,000 net sales decrease to various retailers.

For the nine months ended March 31, 2006, net sales made directly to software retailers totaled $510,000, representing a $77,000 increase compared to the nine months ended March 31, 2005. This net sales increase was due to a $177,000 increase in net sales to various discount retailers, which was partially offset by a $46,000 net sales decrease to CompUSA and a $54,000 net sales decrease to various other retailers.

                                    Licensing
                                    ---------
For the three months ended March 31, 2006 and 2005, we realized licensing revenues of $157,000 and $176,000, respectively, which represented 12% of net sales for both quarters. This $19,000 decrease in licensing revenues resulted from a $69,000 decrease in international licensing revenues, which was partially offset by a $50,000 increase in licensing revenues generated in the United States.

For the nine months ended March 31, 2006 and 2005, we realized licensing revenues of $494,000 and $423,000, respectively, which represented 13% and 9%, respectively, of net sales. This $71,000 increase in licensing revenues related to increased licensing revenues generated in the United States, partially offset by lower international licensing revenues.

                                    Internet
                                    --------
For the three months ended March 31, 2006 and 2005, Internet sales were $68,000 and $96,000, respectively, and for the nine months ended March 31, 2006 and 2005, Internet sales were $212,000 and $242,000, respectively. Additionally, over the next nine months we plan to explore opportunities to expand our Internet sales by significantly revamping our existing websites into a gaming destination 'portal'.

                              Inventory Liquidators
                              ---------------------
Net sales to inventory liquidators consist of sales of residual inventory units of titles that have been discontinued (in part or entirely) at traditional software retail stores. As retailers routinely change the mix of software titles displayed on their store shelves, we expect to continue receiving discontinued titles back from the retail channel that will then need to be liquidated, along with any quantities of those titles remaining in our warehouse. The amount of inventory liquidation sales vary, period to period, and are usually made at discounted prices with no right of product return or price markdown.

For the three months ended March 31, 2006 and 2005, net sales to inventory liquidators were $33,000 and $36,000, respectively, while for the nine months ended March 31, 2006 and 2005, net sales to inventory liquidators were $191,000 and $178,000, respectively.

                       Product Returns and Price Markdowns
                       -----------------------------------
Until physical units of our products are returned to us from software distributors or retailers, or until these units sell through to consumers, we continue to evaluate our product return and price markdown exposure for the software units we previously sold to software distributors and retailers. Based on various assumptions, including shorter product lifecycles, more competitive titles in our core game genres, continued reduction of retail shelf space allocated to $9.99 retail priced PC software games and our plan to continue publishing more higher priced PC games in upcoming periods, we anticipate our provision for product returns and price markdowns, as a percentage of related gross sales, to trend higher for the foreseeable future.

During the three months ended March 31, 2006 and 2005, our provision for product returns and price markdowns relating to gross product sales to software distributors and retailers amounted to $277,000 and $338,000, respectively, or 19.0% and 20.6%, respectively, of related gross product sales.

During the nine months ended March 31, 2006 and 2005, our provision for product returns and price markdowns relating to gross product sales to software distributors and retailers amounted to $753,000 and $978,000, respectively, or 18.2% and 18.8%, respectively, of related gross product sales.

                     Sales Incentives and Promotional Costs
                     --------------------------------------
In order to maintain retail shelf space for our titles at certain retailers, we incur sales incentives and promotional fees from software distributors and retailers, such as distributor pricing rebates and retailer slotting fees, which are recognized as reductions to gross sales. We anticipate that sales to software retailers and distributors that charge such fees will continue to increase, relative to those retailers and distributors that do not charge such fees, and so we expect to incur these types of reductions to gross sales at an increasing rate for the foreseeable future.

For the three months ended March 31, 2006 and 2005, our sales incentives and promotional costs were $139,000 and $113,000, respectively, or 9.5% and 6.9%, respectively, of related gross product sales.

For the nine months ended March 31, 2006 and 2005, our sales incentives and promotional costs were $379,000 and $353,000, respectively, or 9.2% and 6.8%, respectively, of related gross product sales.

Cost of Sales

Cost of sales consists of the following costs that are associated with publishing PC games: product costs; royalty costs incurred with third parties for licensing product content or other intellectual properties; freight and handling costs; inventory obsolescence provision, and other costs such as tooling, labeling, sorting and reclamation.

The following table represents our cost of sales for the three and nine months ended March 31, 2006 and 2005:

                        March 31,     % of          March 31,     % of         Increase      %
                          2006      net sales         2005      net sales     (Decrease)   Change
-------------------------------------------------------------------------------------------------
Three months ended    $   711,000     56.2%       $   646,000     44.3%        $ 65,000    10.1%

Nine months ended     $ 2,094,000     56.4%       $ 2,057,000     45.2%        $ 37,000     1.8%

During the three months ended March 31, 2006, cost of sales increased by $65,000 compared to the prior year's three month period and resulted from an 11.9% increase in cost of sales, as a percentage of net sales, which was partially offset by lower costs related to the decrease in net sales. The 11.9% increase in cost of sales, as a percentage of net sales, was due to an 8.7% increase in product costs, as a percentage of net sales, traceable to sales of:

     o Titles sold at substantial price discounts as required by certain retailers and distributors to secure retail shelf positions;
     o Titles containing "value added" components such as multiple CD's, posters, manuals and novelty items related to game themes; and
     o End-of-lifecycle titles to discount retailers and distributors at sales prices below standard wholesale and distributor prices.

Additionally, we experienced a 3.2% increase in all other cost of sales, as a percentage of net sales, which related to cost increases, as a percentage of net sales, of: tooling for new box designs; CD sorting for discount retailers; anti-piracy software for higher-priced box titles; and freight expense related to consignment shipments which revenues were deferred until such time that the product sells through to consumers.

During the nine months ended March 31, 2006, cost of sales increased by $37,000 compared to the prior year's nine month period and resulted from similar factors that impacted the three-month results.

Product Development

Product development expenses consist of personnel costs related to product management, content acquisition, quality assurance testing, packaging design and website administration, along with outside services for product ratings, language localization, additional quality assurance testing and website infrastructure maintenance, as well as non-recoverable costs related to titles that did not achieve distribution into their intended retail channels.

The following table represents our product development expenses for the three and nine months ended March 31, 2006 and 2005:

                       March 31,      % of         March 31,      % of         Increase      %
                         2006       net sales        2005       net sales     (Decrease)   Change
-------------------------------------------------------------------------------------------------
Three months ended    $ 165,000       13.0%       $ 102,000        7.0%        $ 63,000    61.8%

Nine months ended     $ 376,000       10.1%       $ 445,000        9.8%       ($ 69,000)  (15.5%)

The $63,000 increase in product development expenses for the three months ended March 31, 2006 resulted from higher costs associated with developing and supporting our new higher priced Cinemaware Marquee box titles. These costs were incurred for quality assurance testing, language localization, website and animation development, and ESRB product ratings, along with increased salary related costs traceable to additional employees hired to support these efforts and travel expenses incurred to search for new product content for upcoming titles.

The $69,000 decrease in product development expenses for the nine months ended March 31, 2006 related to the non-recurrence of the prior year's $122,000 write-off of capitalized costs related to the RealAge Games & Skills title, which was partially offset by cost increases similar to the categories described in the three month results.

As we continue to implement our strategy of publishing higher quality, and higher-priced PC game titles, we expect our product development expenses to increase due to the increased complexity of game play, additional quality control and language localization required, additional development of game specific websites, and other procedures required to bring these more technically sophisticated games to market. In future periods, we may also incur increased product development costs as we seek to develop our own PC game titles.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel related costs, insurance costs, stock-based compensation expense, professional service fees for legal, accounting and public relations, advertising costs, as well as occupancy costs including rent, utilities and phones, and other administrative expenses.

The following table represents our selling, general and administrative expenses for the three and nine months ended March 31, 2006 and 2005:

                       March 31,      % of         March 31,      % of         Increase      %
                         2006       net sales         2005      net sales     (Decrease)   Change
-------------------------------------------------------------------------------------------------
Three months ended    $   648,000     51.2%       $   661,000     45.3%       ($ 13,000)   (2.0%)

Nine months ended     $ 1,810,000     48.7%       $ 1,880,000     41.3%       ($ 70,000)   (3.7%)

The $13,000 decrease in selling, general and administrative expenses for the three months ended March 31, 2006 resulted from $65,000 in lower legal and litigation expenses related to intellectual property matters experienced in the year ago quarter, which was partially offset by cost increases in: public relations of $21,000, advertising of $18,000, capital stock tax of $7,000 and recruiting fees of $6,000.

The $70,000 decrease in selling, general and administrative expenses for the nine months ended March 31, 2006 was attributable to the same factors that impacted the three month results, in addition to a decrease in independent sales agent commissions due to declining sales at retailers where such commissions are incurred.

As we continue to publish higher priced titles for the PC, we expect to incur greater promotional costs, such as print and online banner ads, in-store circulars, video loops, and public relations, in order to support the retail and online releases of these higher quality titles competing at higher price points.

Interest Income, net

The following table represents our net interest income for the three and nine months ended March 31, 2006 and 2005:

                       March 31,      % of         March 31,      % of         Increase      %
                         2006       net sales        2005       net sales     (Decrease)   Change
-------------------------------------------------------------------------------------------------
Three months ended     $ 11,000       0.9%         $ 2,000        0.1%         $  9,000     n/m

Nine months ended      $ 32,000       0.9%         $ 5,000        0.1%         $ 27,000     n/m


Provision for Income Taxes

The following table represents our provision for income taxes for the three and nine months ended March 31, 2006 and 2005:

                       March 31,      % of         March 31,      % of         Increase      %
                          2006      net sales         2005      net sales     (Decrease)   Change
-------------------------------------------------------------------------------------------------
Three months ended     $ - 0 -       - 0 - %       $  6,000       0.4%        ($  6,000)    n/m

Nine months ended      $ - 0 -       - 0 - %       $ 17,000       0.3%        ($ 17,000)    n/m


Net income (loss)

The following table represents our net income (loss) for the three and nine months ended March 31, 2006 and 2005:

                       March 31,      % of         March 31,      % of         Increase      %
                         2006       net sales        2005       net sales     (Decrease)   Change
---------------------------------------------------------------------------------------------------- -----------
Three months ended    ($ 248,000)    (19.6%)       $  46,000      3.2%        ($ 294,000)    n/m

Nine months ended     ($ 535,000)    (14.4%)       $ 157,000      3.5%        ($ 692,000)    n/m


Weighted Average Common Shares

For the three months ended March 31, 2006, the weighted average common shares outstanding on a diluted basis increased to 11,724,193, compared to 11,030,149 for the three months ended March 31, 2005. This 694,044 increase in the diluted basis calculations of weighted average common shares resulted from the issuance of the Company's shares of common stock related to the exercise of common stock options, combined with the weighted average of the common shares issued in October 2005 to Cinemaware, Inc., partially offset by the common stock equivalents included in the year ago quarter's calculation due to that period's net income.

For the nine months ended March 31, 2006, the weighted average common shares outstanding on a diluted basis increased to 11,416,555, compared to 10,992,332 for the nine months ended March 31, 2005. This 424,223 increase in the diluted basis calculations of weighted average common shares resulted from similar factors that affected the three-month calculations.

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

Liquidity and Capital Resources

                                              At March 31,
                                       -------------------------

                                           2006          2005          Change
                                       ---------------------------------------
Cash and cash equivalents              $ 1,483,000   $ 2,275,000   ($  792,000)
                                       ===========   ===========    ==========

            Percent of total assets        34.8%         51.7%
                                           ====          ====

                                            Nine Months Ended
                                                March 31,
                                       -------------------------

                                           2006          2005          Change
                                       ----------------------------------------
Cash (used in) provided by
   operating activities               ($   924,000)  $   478,000   ($ 1,402,000)
Cash used in investing activities           (5,000)      (11,000)         6,000
Cash provided by financing activities        - 0 -        66,000        (66,000)
                                       ----------------------------------------
Net (decrease) increase in cash and
   cash equivalents                   ($   929,000)  $   533,000   ($ 1,462,000)
                                       ===========   ===========    ===========

Changes in Cash Flow, Operating Activities

During the nine months ended March 31, 2006, we had $924,000 in cash used in operating activities compared to $478,000 in cash provided by operating activities for the nine months ended March 31, 2005. The $924,000 in cash used in operating activities for the nine months ended March 31, 2006 resulted from increases in net accounts receivable of $741,000 and inventory of $63,000, along with the $535,000 net loss realized during this period, which cash uses were partially offset by cash sources from increases in accounts payable of $318,000 and accrued expenses of $39,000, along with $58,000 in recorded stock compensation expense.

                            Accounts Receivable, net
                            ------------------------
At March 31, 2006, net accounts receivable totaled $1,010,000, compared to $269,000 at June 30, 2005. This $741,000 increase in net accounts receivable resulted from an $883,000 increase in gross accounts receivable that was partially offset by a $142,000 increase in the allowance for product returns and price markdowns. The increase in gross accounts receivable resulted primarily from a higher level of gross sales invoiced during the three months ended March 31, 2006 compared to the three months ended June 30, 2005, combined with lower receivable collections during the three months ended March 31, 2006 compared to the three months ended June 30, 2005. The increase in the allowance for product returns and price markdowns resulted from lower actual product returns and price markdowns processed during the nine months ended March 31, 2006 compared to the provision for product returns and price markdowns recorded during this same period.

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

                           Concentration of Customers
                           --------------------------
Historically, Atari has represented the majority of our net accounts receivable and related cash receipts. In December 2005, we began to transition the majority of our North American mass-merchant retail distribution to Take-Two Interactive Software ("Take Two"), which has distributed our titles into the office superstore and discount warehouse retail channels for several years. We anticipate that Take Two will continue representing a growing percentage of our net sales and net accounts receivable in future periods, while at the same time Atari's percentage of our business should continue to decrease. We believe that our ability to collect, in a timely manner, the net account receivable owed by Take Two and Atari, will be significant for us to be able to meet our financial obligations and to fund our operations for the foreseeable future. Over the upcoming quarters as our distribution through Atari decreases, we will continue to monitor their payment trends in order to avoid unanticipated collection issues.

At March 31, 2006, Take Two's net accounts receivable totaled $322,000, or 32%, of our total net accounts receivable, compared to Atari's net accounts receivable of $151,000, or 15%, of our total accounts receivable. During the nine months ended March 31, 2006, we collected $1,040,000 in receivable payments from Atari and $126,000 in receivable payments from Take Two, which represented 36% and 4%, respectively, of our total accounts receivable collections during that period.

                                 Inventory, net
                                 --------------
During the nine months ended March 31, 2006, our net inventory value increased by $63,000, or 7%, and was a result of increased inventory shipments into the retail channel under consignment sales agreements of units that have not yet sold through to consumers as of March 31, 2006. Additionally, we are continuing to convert units of excess and slower moving inventory into cash through product sales to inventory liquidators and discount retailers. At March 31, 2006, this second tier of inventory represented approximately 25% of our total net inventory value, and based on the information currently available to us, we believe that the current carrying values of this inventory approximate the cash we anticipate receiving in future periods.

                           Prepaid and other expenses
                           --------------------------
During the nine months ended March 31, 2006, our prepaid and other expenses increased by $25,000, which related to annual payments for corporate insurances and retail market research, partially offset by a refund of prepaid federal taxes.

                                Accounts Payable
                                ----------------
During the nine months ended March 31, 2006, our accounts payable increased by $318,000, due to increased inventory purchases of higher costing box titles that contained additional value-added components (posters, manual, multiple CD's, and novelty items related to game themes) to help support a higher retail value to consumers.

                                Accrued Expenses
                                ----------------
During the nine months ended March 31, 2006, our accrued expenses increased by $39,000, as a result of increases in marketing promotions, royalties and relocation costs, which were partially offset by a decrease in the amount of customer accounts receivable credit balances reclassified to current liabilities.

Changes in Cash Flow, Non-Operating Activities

During the nine months ended March 31, 2006, we had net cash used in investing activities of $5,000 for equipment purchases for our computer network, compared to $11,000 in net cash used in investing activities during the year ago period for similar expenditures.

During the nine months ended March 31, 2006, we had no financing activities compared to the nine months ended March 31, 2005, when we had $66,000 in cash provided by financing activities related to cash proceeds received from the exercise of options to purchase shares of the Company's common stock, that was partially offset by cash dividend payments to shareholders of the Company's common stock.

Credit Facility

In December 2005, we renewed our credit facility agreement with Hudson United Bank ("HUB"), which matures on December 1, 2006. This credit facility was established to provide working capital for our operations. Amounts outstanding under this credit facility are charged interest at one-half of one percent above HUB's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. As of March 31, 2006, we had not utilized any of this credit facility, and we had access to the full $750,000 amount under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. The credit facility is secured by all of the Company's assets and requires us, among other things, to maintain certain financial covenants that are tested quarterly.

Contractual Obligations and Commitments

We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2010. Additionally, we currently rent certain office equipment through various operating lease agreements. At March 31, 2006, we had future operating lease commitments of $238,000, as reflected in the table below.

Under various licensing agreements with third-party software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. As we continue to implement our strategy of publishing higher quality, and higher-priced game titles for the PC, and seek opportunities to publish titles for other gaming devices, we expect our advance royalty payments to significantly increase and represent a greater use of available cash. At March 31, 2006, we had future commitments to pay $88,000 in advance licensing and royalty payments to third-party licensors and software developers as reflected in the table below.

As part of a public relations campaign intended to support and promote our brands and the retail releases of our new higher priced PC game titles, as of March 31, 2006 we had $22,000 in commitments relating to a professional services agreement with a public relations firm.

The following table represents a summary of our off-balance sheet contractual obligations and commitments at March 31, 2006, which we expect to fund by cash flows from operations.

                                                 Payments Due by Period
                              --------------------------------------------------------------

                                           Less than       1-3          3-5        More than
Contractual Obligations          Total      1 year        years        years        5 years
--------------------------------------------------------------------------------------------
Operating leases               $ 238,000    $  64,000   $ 152,000    $ 22,000      $ - 0 -
Advance royalties                 88,000       88,000       - 0 -       - 0 -        - 0 -
Public relation services          22,000       22,000       - 0 -       - 0 -        - 0 -
--------------------------------------------------------------------------------------------
Totals                         $ 348,000    $ 174,000   $ 152,000    $ 22,000      $ - 0 -
                               =========    =========   =========    ========      =======

Liquidity Risk

Our ability to achieve positive cash flow remains essential to our survival as a going concern because access to our existing credit facility is limited to the lesser of $750,000 or 75% of our qualified accounts receivable. As of March 31, 2006 we had access to the full $750,000 amount under this credit facility, based on the prescribed calculation as of that date. In particular, our ability to achieve positive cash flow depends upon a variety of factors, including the timing of the collection of net accounts receivable, the creditworthiness of our software distributors and retailers, sell-through of our products to consumers, and the costs of developing, producing, distributing, marketing and promoting our software titles.

There are significant challenges that we will need to continue to successfully manage in order to fund our operations in the future. These challenges include, but are not limited to, maintaining commercially viable relationships with our distributors and retailers, collecting timely receivable payments from our concentrated group of distributors and retailers, managing timely retail release of higher costing games in order to recoup upfront payments within projected cash-flows and maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be significantly impacted if Take Two or Atari, for any reason, did not make receivable payments to us on a timely basis.

Additionally, there are factors beyond our control that could significantly affect our operating cash flow. The most significant of these factors is the increased liquidity risk we face from the increased level of advanced royalties, advertising, development and product costs we plan to spend for our new higher priced box titles. If one or more of these higher priced titles do not achieve sufficient retail success, then our ability to recoup these costs would be greatly reduced and our liquidity could be materially impaired.

Another risk we face is the potential for further reductions or the complete elimination of the shelf space allocated to $9.99 retail priced PC software games at major retailers where our products are sold. Additionally, as retailers continue to increase the proportion of their shelf space displaying higher-priced gaming titles, we could experience a similar reduction in retail shelf space for $19.99 and $29.99 mid-range priced PC software games that we intend to sell, as retailers make more room for console titles and PC game titles priced at $39.99 and higher, and respond to increased sales of mid-range priced PC games via the Internet. If either of these situations were to occur, then our cash flow and future financial prospects could be significantly impacted. Also, if any of our software titles do not sell through to consumers at a rate acceptable to retailers, we could then be exposed to unanticipated product return and price markdown credit requests that could then be used by distributors and retailers to reduce their future receivable payments to us. This could also cause a reduction in retailer and distributor replenishment orders for our products. If we experienced a negative trend in any of these factors, we may not be able to achieve positive cash flow.

Also, as we implement our strategy of publishing higher quality, and higher-priced game titles for the PC, we may need to seek additional funds to provide financing for:

- increased advanced royalty payments or substantial content acquisition costs needed to obtain higher quality software games;
- greater product development costs to either internally develop titles utilizing the Company owned intellectual properties or to complete additional quality assurance tests on third party titles acquired for retail release; and
- larger marketing expenditures to more aggressively promote the retail and online releases of higher priced titles.

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

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6.  Exhibit Listing

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-QSB:

Exhibit Number                    Description of Exhibit
--------------                    ----------------------

10.1+ Distribution Agreement dated November 15, 2005 between Gathering of Developers, Inc., a division of Take-Two Interactive Software Inc., and eGames, Inc.

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

--------------------------------------------------------------------------------
+ Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  eGames, Inc.
                                  (Registrant)




Date: May 15, 2006                     /s/  Gerald W. Klein
      ------------                     ---------------------------------
                                       Gerald W. Klein, President, Chief
                                       Executive Officer and Director


Date: May 15, 2006                     /s/ Thomas W. Murphy
      ------------                     ------------------------------------
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


Date: May 15, 2006
      ------------
                                       /s/ Gerald W. Klein
                                       -------------------------------------
                                       Gerald W. Klein
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

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


Date: May 15, 2006
      ------------
                                       /s/ Thomas W. Murphy
                                       ----------------------------
                                       Thomas W. Murphy
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------------------------
Gerald W. Klein
President and Chief Executive Officer
Date: May 15, 2006
      ------------

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

                                                                 Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eGames, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on my knowledge, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
-----------------------
Thomas W. Murphy
Chief Financial Officer
Date: May 15, 2006
      ------------

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.