Form 10KSB
period 2006-06-30
EGAMES INC
filed 2006-09-27
CIK 948703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark one)
    |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

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
 Common Stock, No Par Value                          None


Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act         (  )

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act):      Yes (  )   No ( X )

State issuer's revenues for its most recent fiscal year:  $4,756,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,367,000 as of September 13, 2006.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,724,193 shares of Common Stock, no par value per share, as of September 27, 2006.

                                   eGames, Inc.
                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 2006

                                      INDEX


                                                                           Page
                                                                           ----
                                     PART I

Item  1.  Business........................................................    3

Item  2.  Properties......................................................   13

Item  3.  Legal Proceedings...............................................   13

Item  4.  Submission of Matters to a Vote of Security Holders ............   13

                                     PART II

Item  5.  Market for Common Equity, Related Stockholder Matters and Small
          Business Issuer Purchases of Equity Securities..................   14

Item  6.  Management's Discussion and Analysis or Plan of Operation.......   15

Item  7.  Financial Statements ...........................................   28

Item  8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure .......................................   44

Item 8A.  Controls and Procedures ........................................   44

Item 8B.  Other Information ..............................................   44

                                    PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............   45

Item 10.  Executive Compensation..........................................   47

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................   49

Item 12.  Certain Relationships and Related Transactions .................   51

                                     PART IV

Item 13.  Exhibits .......................................................   51

Item 14.  Principal Accountant Fees and Services..........................   53


Signatures................................................................   54

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

Item 1.    Business

GENERAL

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells PC software games. Historically, we have focused on publishing affordable software games for the PC platform only, and selling the greatest volume of our PC games in mass-market retail stores. Our current strategy focuses on publishing higher quality, higher-priced PC games, in addition to our value-priced jewel case PC titles, and to tap into the growing sales of casual and hardcore PC games via the Internet, while achieving a stronger retail presence. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We market and sell our game titles under the eGames(TM), Cinemaware(R) and Cinemaware Marquee(TM) brands.

INDUSTRY BACKGROUND

The worldwide PC game software market is very competitive. We compete with companies having operations varying from small companies with limited resources to large companies with much greater resources than we have. The changing worldwide PC game software market in recent years has been impacted by many factors, such as: an increasing number of technologically advanced PCs with more powerful operating systems, enhanced graphics and video cards, and expanded memory chips, as well as higher capacities and faster speeds for CD, DVD and hard drives in the home and office; greater access by consumers to the Internet through high-speed access modes (such as cable modems and DSL connections); increased interest in online game play; the increasing number of game console devices in the home; and the development of increasingly advanced technologies supporting game play (such as hand held game devices, mobile phones, and personal digital assistants). Market data suggests that one of the results of the increased competition in the overall PC game market, driven by this growing array of alternative game-playing technologies, is a decrease in the retail shelf space offering value-priced PC games in recent years.

Additionally, continued growth in the installed base of technologically advanced yet affordably priced PCs has made PC software games a mass-market commodity. The development of this mass market for PC software games has contributed to the importance of mass merchant PC software sales as a distribution channel, and has increased the pricing pressure for these types of games and the competition for high quality, competitively-priced gaming software content. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. Faced with the challenges of marketing and distribution, many independent software developers for PC games are pursuing relationships with publishing companies with stronger distribution capabilities than ours, including better access to mass market retailers and greater merchandising, marketing and promotional resources than we have. At the same time, retailers with limited shelf space in their stores are faced with the challenge of managing an increasing number of software titles to select from. This factor has increased the competition for maintaining and/or growing our share of the declining amount of retail shelf space allocated to value-priced PC software games. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment PC software publishers and distributors. The trends toward industry consolidation and increased competition for game content and retailer shelf space are expected to continue for the foreseeable future.

BUSINESS STRATEGY

During fiscal 2006, we began transitioning our business model from one that has relied entirely on licensing all of our published PC game software titles from independent software developers, to a model that is anticipated to rely primarily on using independent developers to develop our titles under agreements that provide us with ownership rights to these titles, along with publishing some third-party licensed titles. The continuing transition of our business model in fiscal 2007 is intended to enable us to better exploit both online and retail business opportunities. In the past, our segment of the PC game market was restricted to North American retailers, some Internet retail websites, and certain international markets where we had limited distribution rights for certain licensed properties. Fiscal 2007 will mark the launch of an eGames business model designed to adapt to consumers' continually evolving buying behavior both on the Internet and at retail.

The goal of our business strategy remains for us to be a leading publisher of high quality, affordably priced PC software games for retail and Internet distribution. We continue to work towards executing our business plan that focuses on:

     o  Gaining brand name recognition of our titles;
     o Developing new top-selling titles within existing brands and previously successful core game genres;
     o Developing top-selling titles within new brands and PC software game categories;
     o Strengthening existing distribution and retail relationships and continuing to develop new ones;
     o Expanding our online presence through more attractive and value-adding websites such as our new web portal planned for an early calendar 2007 launch; and
     o Seeking opportunities to acquire intellectual property, brands or other assets that will enable us to broaden our product offering in the PC game market at retail and on the Internet.

The dominant element of our business strategy is to publish familiar, fun, family friendly games for PC gamers of all ages and capabilities at affordable prices, while maintaining a lean and focused business organization. We focus primarily on the under-$20 retail priced segment of the PC game software market. We evaluate marketplace sales data to determine which products are achieving successful consumer acceptance as indicated by strong retail sell-through results of titles within various PC game software categories. We then focus on publishing successful titles that can have sustainable lifecycles and are attractive to a wide range of PC gaming consumers. We believe the best method of bringing products to market successfully is to identify games consumers are currently enjoying and will likely continue buying.

We design PC games so they are easy to install and play, requiring little or no technical experience or subsequent support. We provide basic product support to consumers who purchase our products, and based on consumer feedback we may incorporate different or upgraded features within future titles.

Increasing our North American retail distribution is a very important element of our business strategy. Our flexible distribution model enables retailers to buy our published titles either directly from us or from a distributor they prefer to supply their software requirements. Due to the additional costs associated with servicing certain retailers directly, we attempt to adjust our pricing structure with these retailers to help defray the additional costs associated with direct-to-store product shipments. Our aim is to make our titles easily available to consumers at the retail stores or Internet websites in which they shop frequently.

We focus our marketing resources on developing or acquiring brands that represent value, quality and consistency to the gaming consumer. We believe recognizable brands offer a safer choice to consumers in an otherwise confusing, rapidly changing and often intimidating software marketplace for games. Once a consumer becomes highly satisfied with a brand in any given product category, we believe they will typically tend to actively search for that brand versus competing ones. We believe recognizable brands can help drive consistent product demand by consumers at retail stores, which is our objective.

INTERNET STRATEGY

Our website, www.egames.com, is a comprehensive website where visitors can try game demos, play games for free, buy a wide variety of game products, register software purchases, obtain product support, or review investor relations information such as regulatory filings, press releases and corporate governance documents. We seek to maintain a website that provides value added services and information to new and repeat visitors. Our goal is to continually improve the quality of our website so that our Internet presentation clearly communicates our commitment to providing familiar, fun, and easy-to-use PC games that are affordably priced.

The Internet today is a dominant sales and distribution channel for PC titles similar to the games we publish. In early calendar 2007, we plan to launch our new web portal currently being developed to become a true "destination" website for both casual and serious gamers in an effort to increase the distribution and sale of our products on the Internet. This new web portal will include, among other things, several titles developed for us by independent developers that we will own and are currently under development for release in early calendar 2007, as well as a collection of high quality titles licensed from our top independent software developers.

MARKETING

Our marketing efforts focus on:

     o  Coordinating in-store marketing programs with retailers;
     o  Participating in retail trade shows;
     o Improving our websites (including www.egames.com and www.cinemaware.com, among others);
     o  Issuing press releases and utilizing public relation firms;
     o  Implementing print and online advertising; and
     o Distributing our PC games on the Internet through third-party and our own websites.

Our marketing department is responsible for designing programs intended to increase retailer and consumer demand for our software products resulting in incremental retailer and distributor purchase orders, and to then achieve positive consumer acceptance as indicated by favorable product sell-through results to consumers. Our marketing personnel create attractive sales brochures, advertisements, related promotional materials and various retail displays. Our marketing personnel and distributors work together to coordinate retail and promotional programs so that they are in place when products are received by retailers. Accordingly, in-store advertising, public relations, and advertisements are designed and implemented in parallel with product availability at retail stores and on Internet websites.

SALES AND DISTRIBUTION

North American Sales and Distribution. We primarily sell our products through national software distributors servicing North American mass-merchant and other major retailers. Additionally, we have direct sales relationships with certain retailers. During the year ended June 30, 2006, Atari, Inc. ("Atari") was our largest distributor serving the major North American mass-merchant retailers, and represented 31% of our net sales compared to the year ended June 30, 2005, when Atari accounted for approximately 45% of our net sales. During fiscal 2006, we transitioned the majority of our North American distribution to Take Two Interactive ("Take Two"), and our net sales to Take Two amounted to 9% and 4%, respectively, of net sales for the years ended June 30, 2006 and 2005.

International Revenues. Our international distribution efforts are managed through a series of licensing agreements covering various territories outside of North America, with the majority of our international revenues originating from the United Kingdom, Germany, Australia and Brazil. Our international net revenues for the years ended June 30, 2006 and 2005, were $319,000 and $468,000, respectively, and represented 7% and 9% of net sales, respectively.

Distribution Procedures. Our sales organization works with distributors' and retailers' sales and purchasing personnel in order to maximize our sales at specific retailers. They work with retail buyers and their distributors to ensure that an appropriate level of our products are available at each retail store, warehouse stock levels are sufficient, promotions and advertising are coordinated with product availability, and in-store merchandising plans are properly maintained. We also have relationships with certain software distributors for product distribution to various retailers based on consignment and sell-through agreements.

COMPETITION

The PC game software industry is intensely competitive and is continuing to consolidate. The market for affordable PC game software is especially competitive. We believe that the principal competitive factors include content quality, which is a combination of compelling game play, appealing graphics and sounds, technical compatibility and trouble-free operation, brand name recognition, price, product packaging, merchandising, ease-of-use, reliability, on-line capabilities, and distribution strength.

We compete primarily with other PC game publishers. Although there are a variety of consumer PC software game publishers, based on our product lines and retail price points, Electronic Arts, Vivendi, Microsoft, Take-Two Interactive, THQ, Activision, Atari, NCSoft, Ubisoft, LucasArts, Cosmi, Mumbo Jumbo, Topics Entertainment, SelectSoft, and Interplay are our primary competitors. We are facing greater competition as a result of an increase in the number of competitors' previously higher-priced titles transitioning down to the $19.99 and lower retail price points more quickly than in the past, combined with less retail shelf space being allocated to value-priced PC game titles. We also face additional competition for the consumer's entertainment purchases from other evolving gaming platforms, such as game consoles, online game websites, handheld game devices and mobile phones.

The market for product content from independent PC software game developers is also extremely competitive. We may not be successful in obtaining high-quality content to be included in our products if our competitors achieve better access to distribution channels, have greater financial resources, or have developed or acquired a widely recognized brand more attractive to a potential licensor.

PRODUCT DEVELOPMENT

Our product development expenses for the years ended June 30, 2006 and 2005 were $562,000 and $538,000, respectively. Product development expenses consist of personnel costs related to product management, content acquisition and development, quality assurance testing, packaging design, and website administration, along with outside services for product ratings, language localization, quality assurance testing and website infrastructure maintenance. Product development expenses also include non-recoverable costs related to titles that did not achieve distribution into their intended retail channels.

Our product development team meets regularly to review new product opportunities, discuss new competitive products and recent market data, develop strategies for new products and to review the status and performance of current titles. This product development process, which is managed by the product development team by continually evaluating updated product review data, gives management valuable visibility into:

     o  Products currently being sold at the major North American retailers;
     o  Genres represented by upcoming titles;
     o New product availability for presentation to the major North American retailers for upcoming quarters based on retailer shelf reset dates; and
     o Timing and scope of financial commitments related to licensing or developing content within future titles.

We strive to publish new products, whether they are developed by independent developers under work-for-hire agreements so that we own the content that is developed, or they are published with licensed content developed by independent developers. These products are designed to incorporate all of the important functions and features of the leading competitive products and to add innovative, helpful concepts and improvements to achieve "better than" characteristics compared to directly competitive products.

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

In addition to the development of our products' content, considerable effort is also spent on seeking ways to continually improve the presentation quality of our jewel case and box packaging. Since our products usually have a retail price of less than $20, our products are considered consumer "impulse buys". Therefore, our main opportunity to capture the consumer's attention is through attractive packaging that effectively describes the title's best features and key attributes relative to competitors' products.

BACKLOG

We typically ship our products within several days after accepting a retailer or distributor purchase order, which is common in the PC software game industry. Consequently, we do not usually generate a backlog of distributor or retailer purchase orders that would be a significant indicator of our future sales or earnings.

PRODUCT SUPPORT

We provide telephone and Internet product support to consumers who purchase our products either at a retailer's store or through the Internet at no additional charge to them. The cost to provide this service is included in the price we charge to our distributors and retailers. We believe high quality user-friendly product support can provide valuable feedback to our marketing and software development personnel for use in the product development process. Accordingly, the support we provide to consumers is typically simple and low-level in nature and usually occurs (if at all) shortly after consumers purchase our products. These services are rendered by our customer support staff and through the frequently asked questions section of our website, and the costs to provide these services have historically been minimal (about 1% of net sales).

OPERATIONS - INTERNAL

Our accounting, purchasing, inventory control, scheduling, order processing, and development activities are conducted at our sole physical location, which is situated in Langhorne, Pennsylvania. Our information management system supports order entry, order (processing, picking, invoicing), accounts receivable, accounts payable, general ledger, financial reporting and inventory control. We coordinate with our major suppliers through a customized material planning system, which provides us with timely, accurate inventory information, on a daily basis. This same system also incorporates a synchronized material requirements forecasting module that projects product availability, and has helped to minimize our product delivery lead times.

OPERATIONS - EXTERNAL

Subject to credit terms and product availability, distributor and retailer purchase orders are typically shipped from one of our third-party vendors' facilities shortly after we receive them. Based upon specific instructions from our internal operations department, third-party vendors:

     o  Replicate our PC software game titles onto CDs;
     o  Print our jewel case and box packaging;
     o  Assemble our completed jewel case and box products;
     o  Apply any customer required stickering at time of shipment;
     o Process and ship product orders received from retailers and distributors; and
     o  Process products returned by retailers and distributors.

We have multiple sources for all components of our products, and have not experienced any material delays in production, assembly or delivery.

SEASONALITY

Our business and the PC game industry in general are highly seasonal primarily because there is more store traffic during the period commencing with back-to-school shopping beginning in August and continuing through the holiday selling season before culminating in January. We typically experience our highest sales during our second fiscal quarter, which ends on December 31st, compared to the quarter ending in June 30th when we usually experience our seasonal lows in sales. Our financial results can also vary based on many factors, such as: the timing of retailer decisions to reset their software department offerings; changes in consumer demand for our products; and the success or failure of our existing titles based on the retailers' evaluation of product sell-through results to consumers, which would then impact their decisions on replenishment orders for those titles and their willingness to place additional orders for our new titles in the future.

EMPLOYEES AND INDEPENDENT PC SOFTWARE DEVELOPERS

At June 30, 2006, we had 18 full-time and 2 part-time employees, of which 6 were employed in product development, 5 in sales, marketing and customer support, and 9 in operations, finance and administration. As of the date of this report, we have reduced our workforce by 5 employees, so that we currently have 13 full-time and 2 part-time employees, of which 5 are employed in product development, 4 in sales, marketing and customer support, and 6 in operations, finance and administration. In addition, we regularly utilize independent PC software developers in connection with our product development activities. No employees are represented by labor unions, and we have never experienced a work stoppage.

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

Historically, all of our published software titles have been licensed from independent PC software game developers, and in such case we did not acquire the copyrights for the underlying content. These licenses are typically limited to use of the licensed rights in products for specific time periods. While we may have renewal rights for most of our content licenses, the publishing of our externally developed products is dependent on our ability to continue to obtain the intellectual property rights from these third parties on mutually agreeable terms and at satisfactory contractual rates. During fiscal 2006, we began using independent developers to develop our titles under agreements that provide us with ownership rights to these titles.

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

FACTORS AFFECTING FUTURE PERFORMANCE

Our business is subject to many risks and uncertainties that could affect our future financial performance. If any of the events or circumstances identified below occurs, our business and financial performance could be adversely impacted, our actual results could differ materially from our expectations and the market value of our common stock could further decline. Also, there may be additional risks and uncertainties that we are not currently aware of or that we currently do not believe are material that may negatively impact our future business and financial performance.

We have incurred net losses for the last two fiscal years. During this time, we have funded our business activities entirely from cash generated from operations. If we are unable to return to profitability, we may not be able to continue to fund our operations without securing outside financing. Our accumulated deficit at June 30, 2006 was $7,957,000. Our operations today are subject to all of the risks inherent in the operation of a thinly-capitalized small business in a highly competitive industry dominated by much larger and financially stronger competitors. These risks include difficulties in licensing and developing quality content for our products, distributing and marketing our products on terms that are profitable and commercially reasonable to us, competition from other products in the same genres and at the price points that we sell our products, and unanticipated costs and expenses associated with product development, distribution, sales or marketing. Our future success will depend on our ability to become profitable in the development, marketing, distribution and sales of our current and future software products.

We may need additional funds, and we may not be able to obtain such funding if we need it. In December 2005, we renewed our credit facility agreement with TD Banknorth ("TD"), formerly Hudson United Bank, which matures on December 1, 2006. Our capital requirements are currently funded from the cash flow generated from product sales and our credit facility. This credit facility is subject to limitations based on the value of our net accounts receivable, and therefore working capital may not be available to us when we need it. At June 30, 2006 we had access to approximately $390,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. If we are not able to achieve cash flows from operations at a level sufficient to support our business activities, we may require additional funds. Our current financial condition and the net losses we have incurred in the last two fiscal years could adversely affect our ability to obtain additional financing or renew our credit facility, which makes us more vulnerable to industry downturns and competitive pressures. Additionally, we may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, to access funds from our credit facility when needed, or generate adequate funds from operations, would adversely impact our operation's long-term viability.

We may not be able to continue to fund our new strategy of developing PC game titles that we own. We have started using funds from our operations to pay for the development of new PC game titles by independent developers. While we believe this use of funds is in our best interests, so that we can fully utilize the intellectual property created and distribute these titles more broadly, there are risks associated with this strategy. For example, the cash we spend on these development efforts may not be recoverable if the titles developed are not completed to commercially-acceptable standards, if the titles developed do not achieve distribution in retail and Internet channels, or if the costs to develop these titles exceed the revenues generated from their sales.

A significant part of our sales come from a limited number of customers because of consolidation in the retail marketplace. The majority of our current sales are to software distributors that service the mass-market and other major retailers in North America, and therefore our business relies on a concentrated group of these large customers. Atari has historically been our primary North American software distributor servicing the major mass-merchant retailers in North America. However, during fiscal 2006 we transitioned the majority of our North American distribution to Take Two Interactive ("Take Two"). During the fiscal year ended June 30, 2006, our net sales to Atari were $1.5 million and represented 31% of our total net sale, and our net sales to Take Two were $433,000 and represented 9% of net sales. Our financial condition, financial results and ability to continue as a going concern could be significantly affected if: we lost our distribution capability to the major North American retailers; if the amount of net sales to Take Two were not to substantially increase; or if Take Two was not able or willing to make timely receivable payments to us in the normal course of business.

If we cannot continue viable business relationships with our primary software distributors and retailers, this would materially harm our business. The terms of our business relationships with the primary software distributors and retailers of our products do not require them to purchase our products. Additionally, software distributors' and retailers purchases of our products are driven by consumer demand for our titles. If these software distributors and retailers were to stop distributing our products, our sales would decline substantially and in a brief period of time. In addition, if software distributors and retailers were only willing to distribute our products on terms that were commercially unacceptable to us, our financial condition would be materially harmed. We also might not be successful in distributing our products directly to key retailers. Even if we were successful in selling our products directly to the major software retailers, it might be on terms that are not commercially acceptable to us. Our inability to negotiate commercially viable software distribution relationships with major software retailers and distributors, or the loss of, or significant reduction in sales to, any of our primary software distributors or retailers, would adversely affect our business, operating results and financial condition.

The shelf space retailers are allocating to value-priced PC software games is shrinking, which has negatively impacted our business. The reduced amount of shelf space being allocated to our category of products in retail stores during this fiscal year has continued to cause our net sales to decrease significantly compared to prior fiscal years. We continue to see indications that the amount of retail shelf space being allocated to PC software games at the $9.99 retail price point is decreasing, and we expect this trend to continue negatively impacting our results for the foreseeable future unless we are able to capitalize on one of more of our other strategies, including our attempt to offset the reduction in the value-priced retail PC department with higher-priced box title offerings, Internet sales, licensing opportunities, alternative retail channels and launching a new game portal on the Internet designed to increase consumer traffic to our new website. We cannot predict whether any of these new opportunities or strategies will be effective in increasing net sales or in improving our Company's financial condition or financial performance.

We depend on the market acceptance of our software products, which typically have relatively short product life cycles. Our profitability depends on our ability to publish new PC software titles that are distributed into retail stores and then ultimately sell through to consumers. Our success is also dependent on increasing sales of our products via the Internet, to keep pace with the growing number of sales of casual games through this medium. During fiscal 2006, we experienced a decrease in consumer demand for our titles as indicated by reduced product sell-through rates of our titles to consumers at retail. Although in fiscal 2007 we will continue to evaluate various product and marketing strategies to increase consumer demand for our products, both at retail and on the Internet, there is no assurance that any of these initiatives will be effective, particularly because consumer preferences for PC games are difficult to predict and only a few products achieve sustained market acceptance. Typical product lifecycles are no more than six to twelve months, and have recently been trending towards even shorter retail lifecycles. New products we introduce may not achieve any significant degree of market acceptance, or the product lifecycles may not be long enough for us to recover advance royalty, development, inventory, marketing and promotional costs. If a product does not sell through to consumers at a rate satisfactory to our retailers or distributors, we could be forced to accept substantial product returns or be required to issue significant price markdowns to maintain our distribution relationships with these distributors and retailers. We may also lose further retail shelf space if our products do not sell through to consumers at rates that satisfy retailers. The failure of new products to achieve or sustain market acceptance can materially and adversely impact our business, operating results and financial condition.

The consumer entertainment PC software market is highly competitive and changes rapidly. A constantly increasing number of software titles are competing for consumer's entertainment spending dollars. Retailer changes to shelf space allocations, such as the reductions in retail shelf space for value-priced PC games that occurred during the past two fiscal years, can negatively affect our future sales and operating results. Additionally, as sales of PC games increase on the Internet, we must be able to sell more of our products in that market in order to continue to compete in this industry. The competition for retail shelf space, as well as product placement on key Internet game portals, continues to intensify. We continue to see shifts in the market for PC software games that are likely to continue to negatively affect our operating results. Competition also results in greater leverage for software retailers, distributors and Internet game sites in negotiating terms of sale, including price markdowns, product return policies and purchase prices, and our larger competitors may have more leverage than we do to negotiate better terms than we do. Our retail and distribution customers have no long-term obligations to purchase our products, and may discontinue purchasing our products at any time. If our competitors develop more successful products than ours, offer competitive products at lower price points than ours, or if we are unable to develop consistently high-quality and well-received products, then our net sales, operating results, and financial condition will most likely continue to decline.

If our major software distributors or retailers are not able or willing to pay us within the normal course of business, this would materially harm our financial condition. Software distributors and retailers in the consumer entertainment PC software industry and in mass-market retail channels can and have experienced significant fluctuations in their businesses and some of these companies have ceased operations. If any significant software retailer or distributor of our products experienced financial difficulties, became insolvent, or went out of business, this would significantly harm our business, operating results and financial condition. Our sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. We do not hold collateral to secure payment. We maintain an allowance for bad debts for uncollectible accounts receivable, if any, which we believe to be adequate. The actual allowance for bad debts required for any one customer's account or on all of the accounts receivable in total, may ultimately be greater than our allowance for bad debts at any point in time. If any of our major software distributors, retailers, or licensees failed to pay an outstanding receivable, particularly Take Two, Ditan-Synergex or Microgistix, our business, operating results and financial condition would be significantly harmed.

Price markdowns and product returns could materially reduce our net sales and results of operations. Most of our distribution and retail relationships allow for product returns and price markdowns. We generally establish allowances for future product returns and price markdowns at the time net sales associated with retail product shipments are recognized. These allowances are based on many factors, including historical product returns and price markdowns, product sell-through results at retail store locations, field inventory at distributors' warehouses and at retail stores, the length of time that products have been released at retail along with their estimated remaining retail life, outstanding return material and price markdown authorizations, the introduction of new and/or competing software products that could negatively impact the sales of our products, and the extent to which our newer products with higher retail prices or unproven genres remain in the retail channel. Our sales to these customers are reported net of product return and price markdown provisions made at time of product shipment. Since the allowances we establish for product returns and price markdowns are estimates, actual product returns and price markdowns could ultimately exceed our established allowances for these anticipated amounts, which would negatively impact our results of operations.

Our operating results fluctuate from quarter to quarter, which makes our future operating results uncertain and difficult to predict. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, many of which are not under our control. Comparative sequential and year-to-year quarterly operating results may provide little meaningful information or guidance because of our relatively small size and the impact on our net sales resulting from the timing of purchase orders from software retailers and distributors and other changes in market forces. Fluctuations in quarterly operating results will depend upon many factors including, but not limited to:

     -  Seasonality of consumer demand for PC software games;
     - Shelf space allocations for value-priced PC software games by major retailers;
     - Number of competitor titles being offered within the core gaming genres in which we compete and at the same price points;
     - Timing of product releases to coincide with shelf resets of the major North American retailers;
     - Timing and the amount of product development and marketing expenditures required to bring future products to market;
     - Timing of receiving and fulfillment of major software distributor and retailer purchase orders;
     - Amount and timing of software retailer and distributor product returns and price markdown requests; and
     - Timing of our competitors' new product introductions and product enhancements.

The seasonal nature of the PC software market can result in harm to our financial results if our product releases and shipments do not maximize sales during key selling periods. The PC game software industry is highly seasonal with sales tending to be higher during the quarter ending December 31st. Delays in product development or manufacturing can affect the timing of the release of our products, causing us to miss out on key selling periods, such as the year-end holiday season. If retailers decide not to sell our products, or substantially reduce the number of our titles that they sell, during this key holiday selling season, our net sales would decline substantially and our operating results would be adversely affected. If we miss product deliveries during these key selling periods, or if our products are not ready for shipment to meet these critical selling periods, our net sales and operating results would also be adversely affected. Additionally, if our products do not get adequate distribution into the major North American software retailers' stores or do not sell-through to consumers during these key selling periods, our financial results for the entire fiscal year would be adversely affected.

Our business is dependent on commercially viable licensing and product development arrangements with independent software developers. Independent software developers develop all of the content for our software titles. Our success in introducing new higher quality PC software titles depends on our ability to maintain relationships and enter into new product development and licensing agreements on favorable terms with skilled independent software developers. Increased competition for skilled software developers and quality PC software game content has compelled us to agree to increasingly higher contractual royalty rates and larger advance royalty payments and, in some cases, to guarantee minimum royalty payments to content licensors. If the products subject to these advance and minimum payments do not generate sufficient sales volumes to recover these upfront costs, this would have a negative impact on our financial results and financial condition. Additionally, if we are not able to obtain quality content on commercially viable terms from independent software developers, this would also adversely affect our business.

Our present or future competitors may develop products that are comparable or superior to ours. Our competitors may offer higher quality products, lower priced products or adapt more quickly than we do to new technologies or evolving customer requirements. Our competitors typically have more financial resources to spend on marketing promotions, sales incentives, packaging treatments, licensing more recognizable brands, and advertising efforts. Competition has continued to intensify as our industry has consolidated, since we have remained a small software publisher and most of our competitors have either grown larger or have gone out of business. In order to be successful in the future, we must be able to better respond to technological changes, customer requirements and competitors' current products and innovations. We may not be able to compete effectively in this market, which would adversely affect our operating results and financial condition.

Our common stock has experienced low trading volumes and unpredictable volatility on the OTC Bulletin Board. Our shares of Common Stock are currently traded on the OTC Bulletin Board under the symbol EGAM, and we currently do not qualify for listing on any of the major exchanges, such as Nasdaq or the American Stock Exchange. Many stocks traded on the OTC Bulletin Board - including our stock - have experienced significant price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which can make it difficult to sell shares of our stock. If our stock would become ineligible to be traded on the OTC Bulletin Board, our stock would then be traded on the Pink Sheets, which may have even less trading volume potential and more share price fluctuations than on the OTC Bulletin Board.

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

We may incur substantial expenses and be required to use our internal resources to defend infringement claims, and settlements may not be favorable or attainable. We may from time to time be notified that we are infringing the intellectual property rights of others. Combinations of content acquired through past or future acquisitions and content licensed from or developed by independent software developers may give rise to claims of infringement. In past years, we have incurred significant defense costs and utilized substantial internal resources in defending trademark and copyright claims and lawsuits. Other third parties may initiate infringement actions against us in the future. Any future claims could result in substantial costs to us, and diversion of our limited resources. If we are found to be infringing the rights of others, we may not be able to obtain licenses on acceptable terms or at all, and significant damages for past infringement may be assessed, or further litigation relating to any such licenses or usage may occur. Our failure to obtain necessary licenses or other rights, or the initiation of litigation arising from any such claims, could materially and adversely affect our operating results.

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

We depend on key management and technical personnel. We rely on our management and other key personnel for the successful operation of our business, especially since we have so few employees. We are dependent upon the expertise and skills of several key sales, marketing and product development employees, and there can be no assurance that we will be able to continue to retain these personnel at current compensation levels, or at all. Failure to continue to attract and retain qualified personnel could materially adversely affect our business and prospects.

We may experience unique risks with our international revenues and distribution efforts. International net revenues, primarily consisting of licensing revenues, represented $319,000, or 7% of our net sales for the fiscal year ended June 30, 2006, compared to $468,000, or 9% of net sales for the fiscal year ended June 30, 2005. We anticipate that in fiscal 2007 our international business will continue to be transacted primarily through third-party licensees, which is subject to some risks that our domestic business is not, including: varying regulatory requirements; difficulties in managing foreign distributors; potentially adverse tax consequences; and difficulties in collecting delinquent accounts receivable. Additionally, because our international business is concentrated among a small number of third-party licensees, the business failure of any one of these licensees, and the resulting inability for us to collect the related outstanding licensing receivable, could have a material adverse effect on our financial condition.


Item 2.    Properties

As of June 30, 2006, we leased 5,000 square feet of office space in Langhorne, Pennsylvania under an operating lease scheduled to expire on September 30, 2010. We believe that our current operating facility will be adequate for our anticipated needs through at least June 30, 2007. For the years ended June 30, 2006 and 2005, our rent expense for our operating facility was $56,000 and $58,000, respectively.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock began trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol "EGAM" on April 2, 2001. Prior to that date, our common stock traded on the Nasdaq SmallCap Market under the same symbol. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the quarterly high and low closing price per share of our common stock for the fiscal years ended June 30, 2006 and 2005, as reported by the OTCBB:

                                                High        Low
                                               ------------------
   Fiscal Year Ended June 30, 2006
   -------------------------------
        First Quarter                          $ 0.56      $ 0.30
        Second Quarter                         $ 0.64      $ 0.30
        Third Quarter                          $ 0.69      $ 0.38
        Fourth Quarter                         $ 0.35      $ 0.32

   Fiscal Year Ended June 30, 2005
   -------------------------------
        First Quarter                          $ 1.62      $ 0.85
        Second Quarter                         $ 0.81      $ 0.38
        Third Quarter                          $ 0.91      $ 0.56
        Fourth Quarter                         $ 0.84      $ 0.53

At June 30, 2006, we had approximately 152 shareholders of record.

During fiscal 2005, we paid two quarterly cash dividends to shareholders of our common stock as of February 15, 2005 and May 17, 2005. We currently intend to retain earnings, if any, for use in funding our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENT SAFE HARBOR

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements made in this report, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial condition, are forward looking. We use the words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to business volatility, economic risk, and world events, which are inherently uncertain and difficult to predict. Our actual results could differ materially from management's expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. In particular, these forward-looking statements include, among others, statements about:

     - Our current strategy of focusing on publishing higher quality, higher-priced PC games, in addition to value-priced jewel case PC games, and to tap into the growing sales of casual and hardcore PC games via the Internet while achieving a stronger retail presence;
     - Our expectation that reductions in retail shelf space allocated to affordable PC game software will continue to negatively impact our financial results in the future, and the strategies we are pursuing to offset the decreases in our net sales caused by this market shift;
     - Our plan to continue to seek high-quality titles to license and publish under our Cinemaware Marquee brand, while at the same time continuing to publish high-quality, value-priced PC games under the eGames brand;
     -  Our plan to release four new titles at the beginning of calendar
        2007 under the Cinemaware brand, including "Defender of the Crown(R)" and "The Three Stooges(R)," and the anticipated launch date of these new titles;
     - The anticipated completion and introduction of our new eGames web portal during fiscal 2007, designed to increase our sales via the Internet;
     - Our plan to increase our distribution on third-party Internet websites of game titles developed for us that we own;
     - The expectation that our future development costs will significantly increase over prior periods as we increase our efforts to develop our own game titles, using both external and internal development resources;
     - Our expectation that we may incur greater costs and cash expenditures for promotional efforts, such as print ads, online banner ads, in-store circulars, video loops, public relations and slotting fees as we continue to publish higher priced titles for the PC and the Internet;
     - Our expectation that Take Two will continue representing a growing percentage of our net sales and net accounts receivable, while we expect to cease conducting any significant amount of business with Atari during the first quarter of fiscal 2007;
     - Our expectation that, during fiscal 2007, we will continue to sell our products to the retailers and distributors that charge sales incentive and promotional fees, which will continue having a negative impact on our net sales, gross profit and gross profit margin;
     - Our expectation that additional quantities of discontinued titles will be returned to us from retailers and distributors that need to be sold to inventory liquidators at discounted prices, which can cause inventory liquidation sales to vary from quarter to quarter;
     - Our belief that our ability to collect, in a timely manner, the net account receivable owed by our major software distributors and licensees will significantly impact our ability to meet our financial obligations and to fund our operations for the foreseeable future; and
     - Our expectation that future advance royalty commitments will be funded by cash flows from operations.

The following important factors, as well as those factors discussed under "Factors Affecting Future Performance" beginning on page 9 in this report, could cause our actual results to differ materially from those indicated by the forward-looking statements contained in this report:

     - the market acceptance and successful sell-through of our products at retail stores and on the Internet
     - the shelf space allocated to our products at retail and on key Internet game portals;
     - our ability to increase our retail and Internet sales and licensing revenues;
     - maintaining commercially viable relationships with our principal software distributors, retailers and licensees;
     - collecting timely receivable payments from our concentrated group of software distributors, retailers and licensees;
     -  maintaining acceptable payment terms with our trade vendors;
     - the amount of unsold product that is returned to us by retail stores and distributors;
     -  the amount of price markdowns granted to retailers and distributors;
     - our ability to accurately estimate the amount of product returns and price markdowns that will occur and the adequacy of the allowances established for such product returns and price markdowns;
     - the success of our new business model of publishing higher quality, higher-priced PC games, in addition to our value-priced jewel case PC games, and to tap into the growing sales of casual and hardcore PC games via the Internet, while achieving a stronger retail presence;
     - our ability to control the development, promotional, manufacturing and distribution costs of our software titles;
     - our ability to retain a sufficient number of knowledgeable employees to operate our business;
     - the success of our distribution strategy, including the ability to increase the distribution of our products into key North American mass-merchant retailers and Internet game portals, and to enter into new distribution and direct sales relationships on commercially acceptable terms;
     - the ability of our international product distribution through licensing agreements to earn a royalty and the ability of our licensees to pay us such royalties within agreed upon terms;
     - the ability to deliver products in response to customer orders within a commercially acceptable time frame;
     -  downward pricing pressure;
     -  fluctuating costs of developing, producing and marketing our products;
     -  our ability to license or develop quality content for our products;
     - the success of our efforts to increase website traffic and product sales over the Internet on our websites;
     - consumers' continued demand for affordable consumer entertainment PC software;
     -  increased competition in the affordable software category;

and various other factors, many of which are beyond our control.

Overview

The following overview identifies certain recent trends and events in our business. We believe that an understanding of these trends and events is important in order to understand our results for fiscal 2006, as well as our potential future results. This overview is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-KSB, including Item 1 "Business", the remainder of "Management's Discussion and Analysis or Plan of Operation", "Factors Affecting Future Performance" under "Business" or the financial statements and the related notes. Amounts, other than percentages, discussed within the "Management's Discussion and Analysis or Plan of Operation" have been rounded to the nearest thousand ("000") dollars.

About eGames

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells PC software games. Historically, we have focused on publishing affordable software games for the PC platform only, and selling the greatest volume of our PC games in mass-market retail stores. We have explored the possibility of publishing games for other gaming platforms, such as consoles and hand-held devices, and have determined at this time to focus on publishing for the PC platform only because of the greater amount of cash and other resources that would be required to pursue publishing titles for other gaming platforms. Our current strategy focuses on publishing higher quality, higher-priced PC games, in addition to our value-priced jewel case PC titles, and to tap into the growing sales of casual and hardcore PC games via the Internet, while achieving a stronger retail presence. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We market and sell our game titles under the eGames(TM), Cinemaware(R) and Cinemaware Marquee(TM) brands.

Significant Trends and Events in our Business

               Decreases in Retail Shelf Space for Value-Priced PC
                     Software Continued to Impact Our Sales
                     --------------------------------------

During fiscal 2006, the decline in retail shelf space retailers are allocating to value-priced PC games at the $9.99 retail price point in North America has continued to negatively impact our net sales. Throughout fiscal 2006, we began adjusting our business model to address these shifts in the retail market, including acquiring the assets of Cinemaware, Inc. in October 2005, which include a number of classic game properties that we believe will be the basis for developing unique and compelling casual games for the PC, Internet and potentially other game platforms. We also released six higher-priced, premium quality PC games under our "Cinemaware Marquee" and "eGames" brands during the second half of fiscal 2006 to increase our retail product offering in this higher-priced segment of PC game market. We will continue to seek high-quality titles to license and publish under our Cinemaware Marquee brand, while at the same time continuing to publish high-quality, value-priced PC games under the eGames brand.

                       Development of Our Own Game Titles
                       ----------------------------------

During the fourth quarter of fiscal 2006, we began using independent developers to develop new titles under agreements that will provide us with ownership rights to these titles, utilizing some of the original Cinemaware intellectual properties, as well as some new and unique game ideas. The first of these internally-developed titles, "Boss Hunter(TM)," was released as a $9.99 jewel case title under the eGames brand in September 2006, and four more titles are scheduled for release at the beginning of calendar 2007, including a new version of Cinemaware's best-known title, "Defender of the Crown(R)," as well as "The Three Stooges(R)." The launch of these new titles is scheduled to coincide with the introduction of our new eGames web portal, which is being developed to attract both the serious and casual game markets.

Since we intend to increase our efforts to develop our own game titles, using both external and internal development resources, we expect our future development costs to significantly increase over prior periods and represent a greater use of available cash as we attempt to bring such products to market. As we continue to publish higher priced titles for the PC and the Internet, we also expect that we may incur greater costs and cash expenditures for promotional efforts, such as print ads, online banner ads, in-store circulars, video loops, public relations and slotting fees, to support the retail and online releases of these higher quality titles competing at higher price points.

                           Concentration of Customers
                           --------------------------

We continue to have a concentration of customers consisting of a few large software distributors and retailers. Historically, Atari, Inc. ("Atari") has represented our primary software distributor servicing the North American mass-merchants and other major retailers. In December 2005, we transitioned the majority of our mass-merchant retail distribution to Take-Two Interactive Software ("Take Two"), which has distributed our titles into the office superstore and discount warehouse retail channels for several years.

During the year ended June 30, 2006, Atari accounted for $1,493,000, or 31%, of our net sales, compared to the year ended June 30, 2005, when Atari accounted for $2,412,000, or 45%, of our net sales. During the year ended June 30, 2006, Take Two accounted for $433,000, or 9%, of our net sales, compared to the year ended June 30, 2005, when Take Two accounted for $225,000, or 4%, of our net sales. During fiscal 2007, we anticipate that Take Two will continue representing a growing percentage of our net sales and net accounts receivable, while we expect to cease conducting any significant amount of business with Atari during the first quarter of fiscal 2007.

At June 30, 2006, Atari's net receivable balance was $144,000, or 28% of our total net accounts receivable, compared to Take Two's net accounts receivable of $14,000, or 3%, of our total net accounts receivable. Both of these net receivable balances were subsequently collected.

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

      Revenue Recognition (Net Sales, Product Returns and Price Markdowns)
      --------------------------------------------------------------------

We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers. The distribution of our products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns and have shipping terms of FOB destination. For product shipments to most software distributors and retailers, we record a provision for product returns and price markdowns as a reduction to gross sales at the time the title of our product transfers to the distributor or retailer. However, if we determine that we are not able to estimate an appropriate provision for product returns and price markdowns for any retailer or distributor or if we determine that the underlying terms of a retailer's or distributor's purchase order do not qualify as a sale, we then recognize revenues for product deliveries to these retailers or distributors on a consignment basis.

We also have relationships with certain software distributors for product distribution to various retailers based on consignment and sell-through agreements. Accordingly, revenues from product shipments pursuant to these types of agreements are only recognized to the extent that the software distributor has reported to us that our product has actually sold through to consumers.

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

The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current reporting period's provision for product returns and price markdowns. Significant management judgments and estimates must be made and used in order to determine how much revenue can be recognized in any reporting period. Material differences may result in the amount and timing of our revenue for any period if management's judgments or estimates for product returns or price markdowns prove to be insufficient or excessive compared to actual results.

                               Inventory Valuation
                               -------------------

Our inventory valuation policy requires management to make estimates and assumptions about the recoverability of the carrying value of inventory as of the end of each reporting period and cost of sales expensed during each reporting period. The individual components of our software titles that are usually reflected in our net inventory valuation include some combination of the manufactured costs of: CD's; jewel cases; box packaging; print materials; manuals; posters; novelty items; assembly and other miscellaneous items particular to specific titles. Our inventory could be valued differently at the close of any reporting period and the amount of expense recorded as cost of sales during any reporting period could differ, if management's judgments or estimates for the impairment of inventory value (recorded through the provision for inventory obsolescence) are insufficient or excessive when compared to actual results.

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

Although we attempt to accurately match production requirements of our products to forecasted consumer demand, at the end of a product's lifecycle we usually have some level of excess inventory units that need to be disposed of through liquidation sales. If we cannot liquidate such inventory, or if we are unable to sell any remaining units due to legal or other reasons, we would then write down the remaining inventory value to zero. The adequacy of our allowance for inventory obsolescence is reviewed throughout each reporting period, and any necessary adjustment to this allowance is reflected in the current reporting period's provision for inventory obsolescence.

                     Advance Licensing and Royalty Payments
                     --------------------------------------

We make advance licensing and royalty payments to independent software developers and other licensors for the licensing of software content and intellectual properties for use within our PC software titles. These advance payments are initially classified on our balance sheet as "Prepaid and other expenses", and are then usually expensed within the "Cost of sales" category of our Statements of Operations at the greater of the contractual or effective royalty rate.

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

Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005

Net Sales

Net sales decreased by $588,000, or 11%, to $4,756,000 for the fiscal year ended June 30, 2006, compared to $5,344,000 for fiscal year 2005. The $588,000 decrease in net sales for the fiscal year ended June 30, 2006 resulted primarily from a $1.2 million decrease in net product sales of our eGames brand of value-priced PC software games due largely to a reduction in retail shelf space allocated to $9.99 retail priced PC games in North America, combined with increased competition for the reduced retail shelf positions. This net sales decrease was partially offset by a $0.5 million increase in net product sales generated from the launch of the Company's new Cinemaware Marquee brand of higher-priced box titles in the second half of fiscal 2006. Additionally, the Company experienced increases in North American licensing revenues and in net sales of end-of-lifecycle titles to inventory liquidators, which were partially offset by a small decrease in Internet sales.

The following table represents our net sales by distribution channel for the years ended June 30, 2006 and 2005:

                        Net Sales by Distribution Channel

                                      Years Ended
                                        June 30,
                         --------------------------------------
                                                                     Increase      %
Distribution Channel         2006       %         2005       %      (Decrease)   Change
---------------------------------------------------------------------------------------
Software Distributors    $ 2,826,000   59%    $ 3,527,000   66%    ($ 701,000)    (20%)
Software Retailers           652,000   14%        722,000   13%       (70,000)    (10%)
Licensing                    658,000   14%        575,000   11%        83,000      14%
Internet                     294,000    6%        323,000    6%       (29,000)     (9%)
Inventory Liquidators        326,000    7%        197,000    4%       129,000      65%
---------------------------------------------------------------------------------------
Totals                   $ 4,756,000  100%    $ 5,344,000  100%    ($ 588,000)    (11%)
                         ===========  ====    ===========  ====     =========      ===



                              Software Distributors
                              ---------------------

For the year ended June 30, 2006, net sales to software distributors that serve North American mass-merchants and other major retailers amounted to $2,826,000, which represented a decrease of $701,000 or 20% compared to the year ended June 30, 2005. This $701,000 decline in net sales to software distributors was caused by a $919,000 decrease in net sales to Atari, which was partially offset by a $208,000 net sales increase to Take Two.

Factors contributing to the $701,000 decrease in net sales to software distributors included: the reduction in overall retail shelf space allotted to PC software games at the $9.99 retail price point; increased competition for shelf positions within smaller value-priced PC software departments at retail; and a decrease in product sell-through rates of eGames titles to consumers at retail stores.

                               Software Retailers
                               ------------------

For the year ended June 30, 2006, net sales to software retailers totaled $652,000, which represented a $70,000 decrease compared to the year ended June 30, 2005. This decrease resulted primarily from net sales decreases to Dollar Tree Stores of $165,000 and CompUSA of $58,000, which were partially offset by net sales increases to Big Lots of $120,000 and GameStop of $49,000.

                                    Licensing
                                    ---------

For the years ended June 30, 2006 and 2005, we recognized licensing revenues of $658,000 and $575,000, respectively, which represented 14% and 11%, respectively, of net sales. Licensing revenues are generated from sales made by third-party licensees under a series of licensing agreements covering both North American and international retail markets. During fiscal 2006, North American licensing revenues increased to 52% of total licensing revenues, compared to 21% of total licensing revenues for fiscal 2005, (due to a major North American electronics retailer transitioning the distribution of its value-priced PC titles to a licensing arrangement), combined with a decrease in licensing revenues generated by our German licensee that was related to negative changes in the German value-priced PC retail market.

                                    Internet
                                    --------

For the years ended June 30, 2006 and 2005, Internet sales were $294,000 and $323,000, respectively, and represented 6% of net sales during both fiscal years. During fiscal 2006, our Internet sales strategy focused on distributing our game titles more broadly via affiliate programs and on popular Internet game websites and other web portals. During fiscal 2007, we plan to launch a new web portal, which is being designed to increase our sales via the Internet, and we also plan to increase our distribution on third-party Internet websites of game titles developed for us that we own.

                              Inventory Liquidators
                              ---------------------

For the years ended June 30, 2006 and 2005, net sales to inventory liquidators were $326,000 and $197,000, respectively, and represented 7% and 4%, respectively, of net sales. Net sales to inventory liquidators consist of sales of residual inventory titles that have been discontinued (in part or entirely) at traditional software retail stores because these titles had reached the end of their product lifecycles. As retailers continue to routinely change the mix of software titles displayed on their store shelves - usually on a quarterly basis - we expect to receive additional quantities of discontinued titles back from the retail channel that will then need to be liquidated, along with any quantities of those titles remaining in our warehouse. Accordingly, the amount of inventory liquidation sales can vary greatly, period to period, and are usually made at discounted prices with no right of product return or price markdown.

                       Product Returns and Price Markdowns
                       -----------------------------------

Throughout each reporting period we continue to evaluate our product return and price markdown exposure for software units we had previously sold to software distributors and retailers, until physical units of our PC game titles are returned to us from software distributors or retailers, or until they sell through to consumers. During the years ended June 30, 2006 and 2005, our provision for product returns and price markdowns amounted to $966,000 and $1,254,000, respectively, or 18.2% and 20.5%, respectively, of related gross product sales to software distributors and retailers.

The fiscal 2006 decrease in the provision for product returns and price markdowns resulted from a decrease in this year's gross product sales, along with a reduction in this fiscal year's provision percentage for product returns and price markdowns. The decrease in the fiscal 2006 provision percentage resulted from our evaluation of the retail channel inventory level of our titles and related product lifecycles relative to consumer demand at June 30, 2006, compared to the similar evaluation process a year earlier. The prior year analysis resulted in an increase in this provision percentage due to our evaluation of the impact from various titles being discontinued by retailers during this prior year combined with a decline in consumer sell-through rates of our titles that remained in the retail channel at June 30, 2005.

                     Sales Incentives and Promotional Costs
                     --------------------------------------

For the years ended June 30, 2006 and 2005, our sales incentives and promotional costs were $525,000 and $419,000, respectively, or 9.9% and 6.9%, respectively, of related gross product sales. In order to maintain retail shelf space for our titles, we incur sales incentives and promotional costs from software distributors and retailers, such as pricing rebates and slotting fees, which are recognized as reductions to gross sales. We plan to continue selling our products to software distributors and retailers that charge such fees, and accordingly we expect these types of costs to continue impacting our net sales, gross profit and gross profit margin.

Cost of Sales

Cost of sales consists of the following costs that are associated with publishing our PC games: product costs; royalty costs incurred with third-parties for licensing product content or other intellectual properties; freight and handling costs; inventory obsolescence provision, reclamation fees and other costs.

The following table represents our cost of sales for the years ended June 30, 2006 and 2005:

   June 30,      % of         June 30,       % of        Increase      %
     2006      net sales        2005       Net sales    (Decrease)   Change
---------------------------------------------------------------------------
$ 2,659,000      55.9%      $ 2,483,000      46.5%      $ 176,000     7.1%


During the year ended June 30, 2006, cost of sales increased by $176,000, compared to the prior year. This $176,000 cost of sales increase resulted from a 9.4% increase in cost of sales, as a percentage of net sales, which was partially offset by the impact on cost of sales related to an 11.0% reduction in total net sales compared to fiscal 2005. The 9.4% increase in cost of sales, as a percentage of net sales, was primarily related to an 8.8% increase in product costs, as a percentage of net sales, which related to sales of:

     o Titles sold to software distributors and retailers at selling prices below historical levels;
     o Higher costing titles containing multiple CDs, posters, key chains, dog tags, and manuals; and
     o End-of-lifecycle titles to inventory liquidators at prices substantially lower than titles active in traditional software retail channels.

Additionally, we experienced a 1.0% increase in royalty costs, as a percentage of net sales, due to higher contractual royalty rates on premium box titles, combined with higher effective royalty rates for titles with shorter life-cycles due to lack of consumer demand for those titles. These increases in cost of sales, as a percentage of net sales, were partially offset by a 0.4% decrease in other cost of sales, as percentage of net sales, largely due to a reduction in the provision for inventory obsolescence.

Product Development

Product development expenses consist of personnel costs related to product management, content acquisition and product development, quality assurance testing, packaging design, and website administration, along with outside services for product ratings, language localization, quality assurance testing and website infrastructure maintenance. Product development expenses also include non-recoverable costs related to titles that did not achieve distribution into their intended retail channels.

The following table represents our product development expenses for the years ended June 30, 2006 and 2005:

   June 30,      % of         June 30,       % of        Increase       %
     2006      net sales        2005       net sales    (Decrease)    Change
----------------------------------------------------------------------------
  $ 562,000      11.8%       $ 538,000       10.1%       $ 24,000      4.5%

The $24,000 increase in product development expenses for the year ended June 30, 2006 resulted from higher fees associated with securing industry game ratings for new titles in addition to increased costs for initial product development work related to future company owned titles. Additional product development expense increases were traceable to website development, travel and quality assurance expenses incurred to support new Cinemaware Marquee box titles released during fiscal 2006. These product development expense increases were partially offset by cost savings from the non recurrence of fiscal 2005's write-off of capitalized licensing and inventory costs related to the RealAge Games & Skills title.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel related costs, insurance costs, stock-based compensation expense, advertising and promotional fees, commission expense, depreciation expense and professional service fees for legal, accounting and public relations costs, as well as occupancy costs including rent, utilities and phones, and other administrative expenses.

The following table represents our selling, general and administrative expenses for the years ended June 30, 2006 and 2005:

  June 30,       % of         June 30,       % of        Increase        %
    2006       net sales        2005       net sales    (Decrease)    Change
----------------------------------------------------------------------------
$ 2,615,000      55.0%      $ 2,492,000      46.6%      $ 123,000      4.9%


The $123,000 increase in selling, general and administrative expenses for the year ended June 30, 2006 was caused by a $122,000 increase in severance costs related to the Company's recent organizational restructuring, which reduced our employee count by 25%, and is intended to achieve future cost savings and a better alignment of resources, combined with a $165,000 increase in advertising and public relations costs incurred to support our new Cinemaware Marquee branded box titles. These cost increases were partially offset by an $89,000 decrease in legal expenses associated with the non-recurrence of certain intellectual property litigation in fiscal 2005, a $42,000 reduction in independent sales representative commissions related to lower net sales compared to the year ago period, and a $29,000 decrease in charitable contributions.

Interest Income, net

The following table represents our net interest income for the years ended June 30, 2006 and 2005:

  June 30,      % of         June 30,      % of        Increase      %
    2006      net sales        2005      net sales    (Decrease)   Change
-------------------------------------------------------------------------
 $ 40,000       0.8%         $ 7,000       0.1%        $ 33,000    471.4%


Benefit for Income Taxes

The following table represents our benefit for income taxes for the years ended June 30, 2006 and 2005:

  June 30,      % of         June 30,     % of        Increase      %
    2006      net sales        2005     net sales    (Decrease)   Change
-------------------------------------------------------------------------
  $ - 0 -        0.0%        $ 7,000       0.1%      ($ 7,000)    (100.0%)


Net Loss

The following table represents our net loss for the years ended June 30, 2006 and 2005:

   June 30,        % of        June 30,       % of       Increase       %
     2006        net sales       2005      net sales    (Decrease)    Change
----------------------------------------------------------------------------
($ 1,039,000)     (21.8%)    ($ 155,000)     (2.9%)     $ 884,000     570.3%


Weighted Average Common Shares

The weighted average common shares outstanding on a diluted basis increased by 1,048,248 for the year ended June 30, 2006 to 11,493,464 from 10,445,216 for the year ended June 30, 2005. This 1,048,248 increase in the diluted basis calculation of weighted average common shares resulted from the full year weighted average impact of common stock options exercised during fiscal 2005, combined with the weighted average impact from common stock issued during fiscal 2006 related to the acquisition of the assets of Cinemaware, Inc. Both years' calculation of weighted average common shares outstanding on a diluted basis excluded common share equivalents based on their potential anti-dilutive impact on these years' losses.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement became effective as of the first interim period beginning after June 15, 2005. Since we had adopted within our financial statements the provisions of SFAS No. 123 as of July 1, 2002, we do not believe our adoption of SFAS No. 123 (revised 2004) had a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins", Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe our adoption of SFAS No. 151 had a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the first quarter of fiscal 2008. We are evaluating the impact of FIN 48 on our results of operations and financial condition.

Liquidity and Capital Resources

                                               As of
                                              June 30,
                                     --------------------------

                                        2006           2005         Change
                                     ----------------------------------------
Cash and cash equivalents            $ 1,527,000    $ 2,412,000   ($ 885,000)
                                     ===========    ===========    =========

            Percent of total assets     40.0%          60.9%
                                        =====          =====


                                            Years Ended
                                              June 30,
                                     ------------------------

                                         2006          2005         Change
                                     ----------------------------------------
Cash (used in) provided by operating
   activities                        ($ 851,000)    $ 779,000    ($ 1,630,000)
Cash used in investing activities       (34,000)      (12,000)        (22,000)
Cash used in financing activities         - 0 -       (97,000)         97,000
                                     ----------------------------------------
Net (decrease) increase in cash and
   cash equivalents                  ($ 885,000)    $ 670,000    ($ 1,555,000)
                                      =========     =========     ===========

Changes in Cash Flow, Operating Activities

During the year ended June 30, 2006, we used $851,000 of cash in operating activities compared to $779,000 in cash provided by operating activities for the year ended June 30, 2005. The $851,000 of cash used in operating activities for the year ended June 30, 2006 resulted primarily from our $1,039,000 net loss, combined with increases in accounts receivable and inventory of $252,000 and $80,000, respectively. These cash uses were partially offset by cash sources related to increases in accrued expenses and accounts payable of $205,000 and $187,000, respectively.

                            Accounts Receivable, net
                            ------------------------

At June 30, 2006, net accounts receivable totaled $521,000, compared to $269,000 at June 30, 2005. This $252,000 increase in net accounts receivable resulted from a $400,000 increase in gross accounts receivable which was partially offset by a $148,000 increase in the allowance for product returns and price markdowns. The $400,000 increase in gross accounts receivable resulted primarily from greater gross sales invoiced during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The $148,000 increase in the allowance for product returns and price markdowns resulted from the fiscal 2006 provision for product returns and price markdowns made to provide for, among other things, potential price markdowns and product returns of higher priced box titles and end of lifecycle jewel case titles remaining in the retail channel at June 30, 2006, exceeding the actual product returns and price markdowns experienced during fiscal 2006.

Generally, we have been able to collect net accounts receivable in the ordinary course of business, but periodically we have experienced slowness in accounts receivable collections from software distributors and retailers. Throughout each reporting period, we communicate with software distributors and retailers in order to expedite their payments of past due amounts or to process receivable credits for authorized product returns and price markdowns. Since we do not hold any collateral to secure payment from any of our customers and because most of our customers have the right to return products and receive price markdowns that can be used to reduce their receivable payments to us, the realizable value of our net accounts receivable is continually reviewed in order to help anticipate future liquidity issues that could result from our inability to collect a net receivable balance in the normal course of business.

                           Concentration of Customers
                           --------------------------

Historically, Atari has represented the majority of our net accounts receivable and related cash receipts. In December 2005, we began to transition the majority of our North American mass-merchant retail distribution to Take-Two Interactive Software ("Take Two"), which has distributed our titles into the office superstore and discount warehouse retail channels for several years. During fiscal 2007, we anticipate that Take Two will continue representing a growing percentage of our net sales and net accounts receivable, while we expect to cease having significant business activity with Atari during the first quarter of fiscal 2007.

During the year ended June 30, 2006, we collected $1,164,000 in receivable payments from Atari and $673,000 in receivable payments from Take Two, which represented 26% and 15%, respectively, of our total accounts receivable collections during this period. At June 30, 2006, Take Two's net accounts receivable totaled $14,000, or 3%, of our total net accounts receivable, compared to Atari's net accounts receivable of $144,000, or 28%, of our total net accounts receivable. Both net receivable balances were subsequently collected.

We believe that our ability to collect, in a timely manner, the net account receivable owed by our major software distributors and licensees, and in particular our net accounts receivables with Take Two, Ditan-Synergex, and Microgistix, will significantly impact our ability to meet our financial obligations and to fund our operations for the foreseeable future.

                                 Inventory, net
                                 --------------

During the year ended June 30, 2006, our net inventory increased by $80,000 which related to an increase in inventory shipments into the retail channel under consignment sales agreements of units that had not sold through to consumers as of June 30, 2006, in addition to a decrease in the allowance for inventory obsolescence due to the benefit from improved selling prices for end of lifecycle titles to inventory liquidators and discount retailers.

                           Prepaid and other expenses
                           --------------------------

During the year ended June 30, 2006, our prepaid and other expenses decreased by $14,000, which related to a refunding of prepaid federal taxes received during this reporting period.

                                Accounts Payable
                                ----------------

During the year ended June 30, 2006, our accounts payable increased by $187,000 due to increased inventory purchases of higher costing box titles that contained additional value-added components (multiple CDs, posters, manuals, and novelty items related to game themes), along with increased purchases of print and online advertising to support higher priced box titles under the Cinemaware Marquee brand.

                                Accrued Expenses
                                ----------------

During the year ended June 30, 2006, our accrued expenses increased by $205,000 due to a $123,000 increase in severance costs in addition to smaller increases in royalties, marketing promotions, and state taxes, which were partially offset by decreases in litigation costs and in customer accounts receivable credit balances reclassified to accrued expenses.

Changes in Cash Flow, Non-Operating Activities

During the year ended June 30, 2006, we had net cash used in investing activities of $34,000 for equipment and software upgrades to our computer network, compared to $12,000 in net cash used in investing activities during the prior year for similar network upgrades.

During the year ended June 30, 2006, we had no net financing activities compared to $97,000 in net cash used in financing activities during the year ended June 30, 2005.

Credit Facility

In December 2005, we renewed our credit facility agreement with TD Banknorth ("TD"), formerly Hudson United Bank, which matures on December 1, 2006. This credit facility was established to provide working capital for our operations. Amounts outstanding under this credit facility are charged interest at one-half of one percent above TD's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. At June 30, 2006, we had access to $390,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. At June 30, 2006, we had no outstanding balance under this credit facility, which is secured by all of the Company's assets and requires us, among other things, to maintain certain financial covenants that are tested quarterly.

Contractual Obligations and Commitments

We occupy our 5,000 square foot office facility located in Langhorne, Pennsylvania under an operating lease that is scheduled to expire on September 30, 2010. Additionally, we currently rent certain office equipment through various operating lease agreements. At June 30, 2006, we had future operating lease commitments of $222,000.

Under various licensing agreements with independent software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these software developers prior to the time we recognize any net sales of software titles containing this licensed content. At June 30, 2006, we had future commitments to pay $47,000 in advance licensing and royalty payments to various third-party licensors and software developers. We expect to fund these commitments by cash flows generated through anticipated income from operations.

The following table represents a summary of our off-balance sheet contractual obligations and commitments at June 30, 2006.


                                          Payments Due by Period
                         -------------------------------------------------------

                                     Less than      1-3        3-5     More than
Contractual Obligations    Total       1 year      years      years     5 years
--------------------------------------------------------------------------------
Operating leases         $ 222,000   $  64,000   $ 147,000   $ 11,000   $ - 0 -
Advanced royalties          47,000      47,000       - 0 -     - 0 -      - 0 -
--------------------------------------------------------------------------------
Totals                   $ 269,000   $ 111,000   $ 147,000   $ 11,000     - 0 -
                         =========   =========   =========   ========     =====

Liquidity Risk

Our ability to maintain positive cash flow remains essential to our survival as a going concern because our access to our existing credit facility is limited to the lesser of $750,000 or 75% of our qualified accounts receivable, which at June 30, 2006 amounted to approximately $390,000, based on the prescribed calculation as of that date. In particular, our ability to achieve positive cash flow depends upon a variety of factors, including the timing of the collection of outstanding accounts receivable, the creditworthiness of our primary software distributors and retailers, consumer demand for our products, and the costs of developing, producing, marketing and promoting our PC software titles.

During the past two fiscal years, we have experienced repeated net losses and a substantial decrease in available cash to fund our operations, and accordingly we will continue evaluating the appropriateness of all non-operational cash expenditures. In particular, we will need to monitor the impact on our company's financial condition from the significant costs we incur to remain a public company. These costs are projected to significantly increase for the foreseeable future, and we may eventually determine that these costs, and the resulting drain on our limited cash resources, outweigh the benefits of remaining a public company. These costs include, but are not limited to:

     o Legal and accounting fees to comply with SEC periodic reporting requirements;
     o Internal and external costs to comply with increasing SEC disclosure requirements, and in particular the requirements in Section 404 of the Sarbanes-Oxley act of 2002, relating to the effectiveness of internal control over financial reporting; and
     o Investor relation costs such as transfer agents, press release wire services, annual meetings, proxy mailings and investor website administration.


There are significant challenges that we will need to successfully manage in order to fund our operations in the future. Our most significant challenge will be to reverse the trends of decreases in gross sales as well as gross profit margins that occurred in fiscal years 2006 and 2005. If during fiscal 2007 we are unable to increase our retail sales, while at the same time increasing our Internet sales and licensing revenues, we will not be able to continue funding the significant development expenditures associated with our recently begun product development efforts, which at this point is the most critical component of our strategy to enable us to continue operating in an increasingly competitive videogame industry. Additional challenges include, but are not limited to, maintaining commercially viable relationships with our principal software distributors and retailers, collecting timely receivable payments from our concentrated group of software distributors and retailers, and maintaining acceptable payment terms with our trade vendors. For example, our liquidity would be severely impacted if one of our largest software distributors or retailers did not make receivable payments to us on a timely basis, or if other business conditions caused them to fail to pay us at all.

Additionally, there are market factors beyond our control that could also significantly affect our operating cash flow. The most significant market factors are: the shelf space allocated to our products at retail and on key Internet game portals; and the market acceptance and sell-through rates of our products to consumers, both at retail and on the Internet. If major retailers where our products are sold further reduce or eliminate entirely the shelf space allocated to $9.99 PC software games, or if consumers do not buy our games via the Internet, either on our own website or on other major gaming portals, our cash flow and future financial prospects could be significantly impacted. Also, if any of our software titles do not sell through to consumers at a rate acceptable to retailers, then we could be exposed to unanticipated product return and price markdown credit requests that could then be used by distributors and retailers to reduce their future receivable payments to us. This could also cause a reduction in retailer and/or distributor replenishment orders for these products. If we experienced a negative trend in any of these factors, we may not be able to achieve positive cash flow. Additional outside financing to supplement our cash flow from operations may not be available if and when we need it. Even if such financing were available from a bank or other financing source, such financing may cause significant stockholder dilution or may have other costs associated with such financing that would not be commercially acceptable to us.

Listing of Our Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol EGAM.

Item 7.    Financial Statements


                                  eGames, Inc.

                          Index to Financial Statements


                                                                          Page
                                                                          ----

      Report of Independent Registered Public Accounting Firm...........   29

      Balance Sheet as of June 30, 2006.................................   30

      Statements of Operations for the years
      ended June 30, 2006 and 2005......................................   31

      Statements of Stockholders' Equity for the years
      ended June 30, 2006 and 2005......................................   32

      Statements of Cash Flows for the years
      ended June 30, 2006 and 2005......................................   33

      Notes to Financial Statements.....................................   34

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
eGames, Inc.

We have audited the accompanying balance sheet of eGames, Inc. as of June 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of eGames' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eGames, Inc. as of June 30, 2006 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
August 16th, 2006
                                  eGames, Inc.
                                  Balance Sheet

                                                                      June 30,
                                                                        2006
                                                                    -----------
ASSETS
------
Current assets:
   Cash and cash equivalents                                        $ 1,526,629
   Accounts receivable, net of allowances of $654,076                   521,086
   Inventory, net                                                       973,735
   Prepaid and other expenses                                           299,661
                                                                    -----------
          Total current assets                                        3,321,111

Furniture and equipment, net                                             49,595
Goodwill                                                                420,000
Intangible assets                                                        24,089
                                                                    -----------
          Total assets                                              $ 3,814,795
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                 $   343,283
   Accrued expenses                                                     614,668
                                                                    -----------
          Total current liabilities                                     957,951
                                                                    -----------


Stockholders' equity:
Common stock, no par value (40,000,000 shares authorized;
   11,956,093 issued and 11,724,193 outstanding)                      9,179,827
   Additional paid-in capital                                         2,135,168
   Accumulated deficit                                               (7,956,734)
   Treasury stock                                                      (501,417)
                                                                    -----------
          Total stockholders' equity                                  2,856,844
                                                                    -----------
          Total liabilities and stockholders' equity                $ 3,814,795
                                                                    ===========






                 See accompanying notes to financial statements.

                                  eGames, Inc.
                            Statements of Operations


                                                      Years Ended June 30,
                                                 -----------------------------

                                                     2006             2005
                                                 ------------     ------------
Net sales                                        $  4,756,187     $  5,343,981

Cost of sales                                       2,658,574        2,483,220
                                                 ------------     ------------

Gross profit                                        2,097,613        2,860,761

Operating expenses:
    Product development                               561,621          538,002
    Selling, general and administrative             2,614,723        2,492,357
                                                 ------------     ------------

        Total operating expenses                    3,176,344        3,030,359
                                                 ------------     ------------

Operating loss                                     (1,078,731)        (169,598)


Interest income, net                                   40,033            7,130
                                                 ------------     ------------

Loss before income taxes                           (1,038,698)        (162,468)


Benefit for income taxes                                - 0 -            7,571
                                                 ------------     ------------

Net loss                                        ($  1,038,698)   ($    154,897)
                                                 ============     ============


Net loss per common share:
       - Basic                                        ($ 0.09)         ($ 0.01)
                                                       ======           ======
       - Diluted                                      ($ 0.09)         ($ 0.01)
                                                       ======           ======


Weighted average common shares
    outstanding - Basic                            11,493,464       10,445,216

Dilutive effect of common share
    equivalents                                         - 0 -            - 0 -
                                                   ----------       ----------

Weighted average common shares
    outstanding - Diluted                          11,493,464       10,445,216
                                                   ==========       ==========





                 See accompanying notes to financial statements.

                                                         eGames, Inc.
                                              Statements of Stockholders' Equity



                                          Common Stock         Additional                       Treasury Stock
                                    -----------------------     Paid-in      Accumulated    ----------------------    Stockholders'
                                      Shares       Amount       Capital        Deficit       Shares       Amount    Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balances as of June 30, 2004        10,290,487  $ 9,179,827   $ 1,329,164   ($ 6,435,936)   (231,900)  ($ 501,417)    $ 3,571,638
                                    ==========  ===========   ===========    ===========     =======    =========     ===========

Net loss                                                                        (154,897)                                (154,897)

Cash dividends paid to common
stock shareholders                                                              (327,203)                                (327,203)

Common stock options issued to
employees and directors                                            77,338                                                  77,338

Shares issued in connection with
stock option exercises                 848,167                    229,642                                                 229,642

---------------------------------------------------------------------------------------------------------------------------------
Balances as of June 30, 2005        11,138,654  $ 9,179,827   $ 1,636,144   ($ 6,918,036)   (231,900)  ($ 501,417)    $ 3,396,518
                                    ==========  ===========   ===========    ===========     =======    =========     ===========

Net loss                                                                      (1,038,698)                              (1,038,698)

Common stock warrants issued to
shareholders of Cinemaware, Inc.                                  120,000                                                 120,000

Common stock shares issued to
shareholders of Cinemaware, Inc.       817,439                    300,000                                                 300,000

Common stock options issued to
employees and directors                                            79,024                                                  79,024

---------------------------------------------------------------------------------------------------------------------------------
Balances as of June 30, 2006        11,956,093  $ 9,179,827   $ 2,135,168   ($ 7,956,734)   (231,900)  ($ 501,417)    $ 2,856,844
                                    ==========  ===========   ===========    ===========     =======    =========     ===========











                 See accompanying notes to financial statements.

                                eGames, Inc.
                            Statements of Cash Flows

                                                           Years Ended June 30,
                                                       ---------------------------

                                                          2006             2005
                                                       -----------     -----------
OPERATING ACTIVITIES:
    Net loss                                          ($ 1,038,698)   ($   154,897)
    Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
    Stock-based compensation                                79,024          77,338
    Depreciation and amortization                           34,464          36,667
    Changes in operating assets and liabilities:
          Accounts receivable, net                        (251,918)      1,264,691
          Inventory, net                                   (79,969)        (79,480)
          Prepaid and other expenses                        14,023         126,447
          Accounts payable                                 186,691        (284,424)
          Accrued expenses                                 205,028        (207,154)
                                                       -----------     -----------
Net cash (used in) provided by operating activities       (851,355)        779,188

INVESTING ACTIVITIES:
     Purchase of furniture and equipment                   (34,178)        (11,689)
                                                       -----------     -----------
Net cash used in investing activities                      (34,178)        (11,689)

FINANCING ACTIVITIES:
     Proceeds from credit facility                         250,000           - 0 -
     Repayments of credit facility                        (250,000)          - 0 -
     Proceeds from exercise of stock options                 - 0 -         229,642
     Dividend payments to common stockholders                - 0 -        (327,203)
                                                       -----------     -----------
Net cash used in financing activities                        - 0 -         (97,561)
                                                       -----------     -----------

Net (decrease) increase in cash and cash equivalents      (885,533)        669,938

Cash and cash equivalents:
   Beginning of period                                   2,412,162       1,742,224
                                                       -----------     -----------
   End of period                                       $ 1,526,629     $ 2,412,162
                                                       ===========     ===========



Supplemental cash flow information:                        2006            2005
                                                       -----------     -----------

    Cash paid (refunds received) for income taxes     ($    31,315)    $   146,430
                                                       ===========     ===========









                 See accompanying notes to financial statements.

                                  eGames, Inc.
                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

eGames, Inc. ("eGames", "our", "us", or "we") is a Pennsylvania corporation incorporated in July 1992 that publishes, markets and sells PC software games. Historically, we have focused on publishing affordable software games for the PC platform only, and selling the greatest volume of our PC games in mass-market retail stores. Our current strategy focuses on publishing higher quality, higher-priced PC games, in addition to our value-priced jewel case PC titles, and to tap into the growing sales of casual and hardcore PC games via the Internet, while achieving a stronger retail presence. In North America, our PC games are distributed primarily through third-party software distributors who service mass-merchant and major retailers. In territories outside North America, we license our PC games to third-party software distributors who are responsible for the manufacture and distribution of our PC games within specific geographic territories. We market and sell our game titles under the eGames(TM), Cinemaware(R) and Cinemaware Marquee(TM) brands.

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

Fair Value of Financial Instruments

The recorded amounts of cash and net accounts receivable at June 30, 2006 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. All liabilities are carried at cost, which approximate fair value for similar instruments.

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

Software Development Costs

Software development costs are expensed as incurred. SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" , provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. However, under our existing process of developing new game titles, the technological feasibility of the underlying game software is not established until substantially all product development is complete. Accordingly, we did not capitalize any software development costs during the fiscal years ended June 30, 2006 and 2005.

Revenue Recognition

                                  Product Sales
                                  -------------
We distribute the majority of our products through third-party software distributors to North American mass-merchant and major retailers and directly to certain PC software retailers. The distribution of our products is governed by purchase orders, distribution agreements, or direct sales agreements, most of which allow for product returns and price markdowns. We recognize revenues from product shipments to most software distributors and retailers at the time title to our inventory transfers to the software distributor or retailer, less a provision for anticipated product returns and price markdowns. However, if we determine that we are not able to estimate an appropriate provision for product returns and price markdowns for any retailer or distributor or if we determine that the underlying terms of a retailer's or distributor's purchase order do not qualify as a sale, we then recognize revenues for product deliveries to these retailers or distributors on a consignment basis.

Title to our products usually transfers to software distributors and retailers upon their receipt of our products, because retailer and distributor purchase orders typically reflect shipping terms of FOB destination. In order to recognize revenues associated with customer purchase orders having terms of FOB destination, we perform sales cut-off tests, in which we obtain proof of deliveries for product shipments made during the last two weeks of a reporting period from the freight companies that deliver our products to our retail and distribution customers. Revenues and costs associated with product shipments received by our customers after the end of a reporting period and having FOB destination terms are excluded from the current period's net sales and cost of sales, and are deferred until the subsequent reporting period.

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

                Provision for Product Returns and Price Markdowns
                -------------------------------------------------
Our provision for anticipated product returns and price markdowns (reflected as a reduction to gross sales) is primarily based on our analysis of: historical product return and price markdown results; current product sell-through activity at retail store locations; current field inventory quantities at distributors' warehouses and at retail store locations; the length of time that products have been released at retail along with their estimated remaining retail life; outstanding return material and price markdown authorizations; the introduction of new and/or competing software products that could negatively impact the sales of one or more of our current products; and the extent to which quantities of products with higher retail price points or unproven game genres remain in the retail channel. For the years ended June 30, 2006 and 2005, our provisions for product returns and price markdowns were $966,000 and $1,254,000, respectively, or 18.2% and 20.5%, respectively, of related gross product sales.

The adequacy of our allowance for product returns and price markdowns is reviewed throughout each reporting period and any necessary adjustment to this allowance is reflected within the current reporting period's provision for product returns and price markdowns. At the end of each reporting period, the allowance for product returns and price markdowns is reflected as a reduction to our gross accounts receivable.

At June 30, 2006, the allowance for product returns and price markdowns amounted to 56% of our gross accounts receivable. Historically, the allowance for product returns and price markdowns has represented a large percentage of our gross accounts receivable because we continue to have product return and price markdown exposure for the software units related to paid receivables while previously sold units remain in the retailers' stores or in the retailers' or distributors' warehouses. Throughout each reporting period we continue to evaluate our product return or price markdown exposure for software units we had previously sold to software distributors and retailers, until physical units of our PC game titles are returned to us from software distributors or retailers, or until they sell through to consumers. During reporting periods, through retailer and distributor provided reports, we have regular and timely visibility of product sell-through activity and remaining quantities of our titles in the retail channel that help us assess our exposure for future product returns and price markdowns.

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

Computation of Net Income (Loss) per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents ("CSEs") outstanding during each period that we report net income. CSEs may include common stock options and common stock warrants using the treasury stock method.

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

2.  Accounts Receivable, net

Accounts receivable, net consists of the following:

     Accounts receivable, gross                                     $ 1,175,000
     Allowance for product returns and price markdowns                 (654,000)
                                                                    -----------
     Accounts receivable, net                                       $   521,000
                                                                    ===========

3.  Inventory, net

Inventory, net consists of the following:

     Raw materials - warehouse                                      $   249,000
     Finished goods - warehouse                                         612,000
     Consignment product -  retailer and distributor locations          173,000
     Product returns -  retailer and distributor locations               56,000
                                                                    -----------

     Inventory, gross                                                 1,090,000

     Allowance for obsolescence                                        (116,000)
                                                                    -----------
     Inventory, net                                                 $   974,000
                                                                    ===========

4.  Prepaid and Other Expenses

Prepaid and other expenses consists of the following:

     Royalties                                                      $   134,000
     Federal tax                                                         52,000
     Retailer slotting fees                                              30,000
     Insurances                                                          27,000
     Advertising                                                         22,000
     Market research                                                     14,000
     Other                                                               21,000
                                                                    -----------
     Prepaid and other expenses                                     $   300,000
                                                                    ===========

5.  Furniture and Equipment, net

Furniture and equipment consists of the following:

     Furniture and equipment, gross                                 $   392,000
     Accumulated depreciation                                          (342,000)
                                                                    -----------
     Furniture and equipment, net                                   $    50,000
                                                                    ===========

6.  Accrued Expenses

Accrued expenses consists of the following:

     Customers with credit balances                                 $   143,000
     Severance costs                                                    123,000
     Vacation accrual                                                   109,000
     Marketing promotions                                                63,000
     Professional fees                                                   57,000
     Royalties                                                           46,000
     State taxes                                                         40,000
     Other                                                               34,000
                                                                    -----------
     Accrued expenses                                               $   615,000
                                                                    ===========

7.  Commitments and Contingencies

Our 5,000 square foot office facility located in Langhorne, Pennsylvania is occupied under an operating lease through September 30, 2010. Additionally, we currently rent certain office equipment through various operating lease agreements. For the years ended June 30, 2006 and 2005, total rent expense amounted to $84,000 and $87,000, respectively. At June 30, 2006, we had future operating lease commitments of $222,000 that are scheduled to be paid as follows: $64,000 in less than one year; $147,000 in one to three years; and $11,000 in three to five years.

Under various licensing agreements with independent software developers, we are required to pay royalties for the use of licensed content in our products. Most of these licensing agreements require us to make advance royalty payments to these developers prior to the time we recognize any net sales of software titles containing this licensed software content. At June 30, 2006, we had future commitments to pay $47,000 in advance licensing and royalty payments to various independent licensors and software developers, which are all scheduled to be paid in less than one year.

8.  Credit Facility

In December 2005, we renewed our credit facility agreement with TD Banknorth ("TD"), formerly Hudson United Bank, which matures on December 1, 2006. This credit facility was established to provide working capital for our operations. Amounts outstanding under this credit facility are charged interest at one-half of one percent above TD's current prime rate and such interest is due monthly. Our access to these funds is limited to the lesser of $750,000 or seventy-five percent of qualified accounts receivable, which are defined as invoices less than ninety days old and net of any allowances for product returns, price markdowns and customer bad debts. At June 30, 2006, we had access to $390,000 under this credit facility, based on the prescribed calculation of seventy-five percent of qualified accounts receivable as of that date. At June 30, 2006, we had no outstanding balance under this credit facility, which is secured by all of the Company's assets and requires us, among other things, to maintain certain financial covenants that are tested quarterly.

9.   Advertising Costs

We generally expense advertising costs (such as in-store circulars and point of sale materials) as incurred, except for costs associated with media campaigns (such as print ads, online banner ads and video loops) which would be recognized as prepaid assets (to the extent these items were paid in advance) and expensed during the period in which the ad or video loop is released to consumers. During the years ended June 30, 2006 and 2005, advertising expenses amounted to $131,000 and $26,000, respectively. The large increase in advertising costs during fiscal 2006 resulted from our efforts to promote our higher priced box titles published under the Cinemaware Marquee brand.

10. Concentration of Customers

We continue to have a concentration of customers consisting of a few large software distributors and retailers. Historically, Atari, Inc. ("Atari") has represented our primary software distributor servicing the North American mass-merchants and other major retailers. In December 2005, we transitioned the majority of our mass-merchant retail distribution to Take-Two Interactive Software ("Take Two"), which has distributed our titles into the office superstore and discount warehouse retail channels for several years.

During the year ended June 30, 2006, Atari accounted for $1,493,000, or 31%, of our net sales, compared to the year ended June 30, 2005, when Atari accounted for $2,412,000, or 45%, of our net sales. During the year ended June 30, 2006, Take Two accounted for $433,000, or 9%, of our net sales, compared to the year ended June 30, 2005, when Take Two accounted for $225,000, or 4%, of our net sales. At June 30, 2006, Atari's net receivable balance was $144,000, or 28% of our total net accounts receivable, compared to Take Two's net accounts receivable of $14,000, or 3%, of our total net accounts receivable.

11.   Goodwill and Other Intangible Assets

At June 30, 2006, we had goodwill of $420,000, which related to the acquisition of substantially all of the assets of Cinemaware, Inc. in October 2005. The acquired assets consisted principally of goodwill, intellectual property and contract rights. We intend to use the acquired Cinemaware assets for developing, publishing and branding higher-priced game titles for the PC and possibly for other gaming platforms in the future. In consideration for the Cinemaware assets, eGames issued to Cinemaware 817,439 shares of its common stock valued at $300,000 based on the average closing stock price of the eGames' common stock for the ten trading days that ended on October 12, 2005, and warrants (valued at $120,000 using the Black-Scholes valuation model) to purchase 300,000 shares of eGames common stock. At June 30, 2006, we also had other intangible assets of approximately $24,000 relating to the Company's trademark registration activities with the United States Patent and Trademark Office. As of June 30, 2006, we had not recorded any impairment charge relating to goodwill or other intangible assets based upon our evaluation that no impairment has occurred.

12.  Income Taxes

The provision (benefit) for income taxes is comprised of the following components for the years ended June 30, 2006 and 2005, respectively:

                                           2006           2005
                                        ----------     ---------
Current
   Federal                               $  - 0 -      $   - 0 -
   State                                (   - 0 -)        (7,000)
                                         --------      ---------
                                        (   - 0 -)        (7,000)

Deferred
   Federal                              (   - 0 -)        (5,000)
   State                                (   - 0 -)      (139,000)
                                         --------      ---------
                                        (   - 0 -)      (144,000)

Valuation allowance                         - 0 -        144,000
                                         --------      ---------

Benefit for income taxes                ( $ - 0 -)    ($   7,000)
                                         ========      =========


The reconciliation between the statutory federal income tax rate and our effective federal rate for income tax provision for the years ended June 30, 2006 and 2005, respectively, is as follows:

                                                       2006           2005
                                                    ----------     ----------

Statutory federal income tax rate                       34%            34%

Increase (decrease) in taxes resulting from:

    Change in valuation allowance and other            (34%)          (34%)
                                                    ----------     ----------

Effective federal rate for income tax provision       - 0 -%         - 0 -%
                                                      ======         ======


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 is as follows:

                                                       2006           2005
                                                    ----------     ----------
Net deferred tax assets:
  Alternative minimum tax credit                    $   52,000     $   52,000
  Accrued expenses and other                            55,000         51,000
  Allowances for accounts receivable
      and inventory                                    359,000        303,000
  Depreciation                                          10,000         12,000
  Net operating losses and capital losses            1,456,000      1,142,000
                                                    ----------     ----------
      Gross deferred tax assets                      1,932,000      1,560,000
  Less: Valuation allowance                        ( 1,880,000)   ( 1,508,000)
                                                    ----------     ----------
Net deferred tax assets                             $   52,000     $   52,000
                                                    ==========     ==========

The deferred tax asset is offset by a full valuation allowance against timing differences as of June 30, 2006, as management currently believes that it is more likely than not that the deferred tax asset relating to timing differences will not be realized. During fiscal 2006, the valuation allowance for net deferred tax assets increased by approximately $372,000. The increase was a result of net changes in the temporary differences in the accounts reflected in the table above.

As of June 30, 2006, we had approximately $3,944,000 of net operating loss carry-forwards for federal income tax purposes, (expiring through fiscal year ending June 30, 2026), which are available to offset future federal taxable income, and $1,149,000 in net operating loss carry-forwards for state purposes, (expiring through the fiscal year ending June 30, 2011), which are available to offset future state taxable income.


13.  Common Stock

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

On October 13, 2005, in consideration for acquiring substantially all of the assets of Cinemaware, Inc., the Company issued 817,439 shares of its common stock to Cinemaware, Inc.


14.  Common Stock Options and Warrants

Common Stock Options
--------------------

During 1995, we adopted, amended and restated our 1995 Amended and Restated Stock Option Plan (the "1995 Plan"), which expired on June 30, 2005. The 1995 Plan allowed for the granting of options to purchase shares of our common stock through June 30, 2005, after which date any previously granted option remains in effect through its contractual term. At our 1997 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 950,000 shares of common stock approved during the 1996 Annual Meeting of Stockholders to a total of 1,950,000 shares. At our 2000 Annual Meeting of Shareholders, the shareholders of our company approved an amendment to increase the number of shares available for issuance under the 1995 Plan from the 1,950,000 shares of common stock previously approved to a total of 2,950,000 shares. The 1995 Plan was administered by the Board of Directors and provided for the grant of incentive stock options and non-qualified stock options to employees and eligible independent contractors and non-qualified stock options to non-employee directors at prices not less than the fair market value of a share of common stock on the date of grant. The 1995 Plan had also provided for automatic grants of options to non-employee directors of our company. Each non-employee director received options for 10,000 shares of common stock upon appointment or election to the board and, in addition, each director would receive options for 5,000 shares of common stock on the first trading day in January of each year.

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

Information regarding our common stock options is as follows:

                                                 Number
                                                   of          Weighted Average
                                                Options         Exercise Price
                                               --------------------------------
     Balance, June 30, 2004                     2,590,000           $ 0.79
                                               ==========           ======

       Granted                                     48,333             1.21
       Canceled                                  (310,500)            2.78
       Exercised                                 (848,167)            0.27
                                               --------------------------------
     Balance, June 30, 2005                     1,479,666           $ 0.69
                                               ==========           ======

       Granted (not part of any plan)             300,000             0.37
       Canceled                                  (172,500)            0.55
       Exercised                                    - 0 -              n/a
                                               --------------------------------
     Balance, June 30, 2006                     1,607,166           $ 0.64
                                                =========           ======

At June 30, 2006, 769,166 of outstanding common stock options were vested and no common stock options were available for issuance under the 1995 Plan, since the 1995 Plan expired on June 30, 2005. The following summarizes information about the common stock options outstanding at June 30, 2006:

                                     Options Outstanding                         Options Exercisable
                    ---------------------------------------------------------------------------------------

                                          Weighted Avg.      Weighted
                          Number           Remaining           Avg.            Number            Weighted
Range of Exercise     Outstanding at    Contractual Life     Exercise      Exercisable at      Avg.Exercise
     Prices           June 30, 2006        (in years)          Price       June 30, 2006          Price
-----------------------------------------------------------------------------------------------------------
  $0.25 - $0.50          625,667             4.09              $0.39           325,667            $0.42
  $0.56 - $0.75          310,666             1.20              $0.74           310,666            $0.74
  $0.79 - $1.50          670,833             7.37              $0.83           132,833            $0.81
  -------------        ---------             ----              -----           -------            -----
  $0.25 - $1.50        1,607,166             4.90              $0.64           769,166            $0.62
                       =========                                               =======

The per share weighted-average fair values of common stock options granted during the years ended June 30, 2006 and 2005 were $0.36 and $1.21, respectively, as determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      Years Ended
                                                        June 30,
                                               -------------------------
                                                 2006           2005
                                               -------------------------
     Dividend Yield                               0%              0%
     Volatility Factor                           215%       227% to 300%
     Risk-Free Interest Rate                     4.30%          2.68%
     Average Expected Option Life               4 Years        3 Years

Common Stock Warrants
---------------------

 Information regarding our common stock warrants is as follows:

                                               Number of      Weighted Average
                                               Warrants        Exercise Price
                                               -------------------------------
     Balance, June 30, 2005                       - 0 -             n/a
                                                =======             ===
       Granted                                  300,000             0.63
       Canceled                                   - 0 -             n/a
       Exercised                                  - 0 -             n/a
                                                ------------------------------
     Balance, June 30, 2006                     300,000           $ 0.63
                                                =======           ======

The per share weighted-average fair values of common stock warrants granted during the year ended June 30, 2006 were $0.40 as determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       Years Ended
                                                         June 30,
                                               ---------------------------
                                                   2006           2005
                                               ---------------------------
     Dividend Yield                                 0%             n/a
     Volatility Factor                             215%            n/a
     Risk-Free Interest Rate                      4.30%            n/a
     Average Expected Warrant Life               3 Years           n/a


15.  Accounting for Stock-Based Compensation

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

During the fiscal years ended June 30, 2006 and 2005, we recognized stock-based compensation expense of $79,000 and $77,000, respectively within our financial statements. All stock options that vested during these fiscal years were valued at date of grant under the fair value method, and accordingly no reconciliation of stock-based compensation expense between the valuation methods for APB Opinion No. 25 and SFAS No. 123 is presented.


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


17.  Acquisition of Assets of Cinemaware, Inc.

On October 13, 2005, eGames completed the acquisition of substantially all of the assets of Cinemaware, Inc. pursuant to an Asset Purchase Agreement. The acquired assets consisted principally of intellectual property, contract rights and goodwill. As part of the transaction, Cinemaware and its principal shareholder, Lars Fuhrken-Batista, entered into non-competition agreements, and Mr. Batista became Vice President of Development for eGames. We intend to use the Cinemaware assets for the purpose of publishing new higher-priced PC game titles for distribution on the Internet and to North American retailers. eGames did not assume any of Cinemaware's liabilities, except for certain obligations relating to assumed contracts.

In consideration for the Cinemaware assets, eGames issued to Cinemaware:
     o 817,439 shares of its common stock (determined by dividing $300,000 by the average closing price of a share of eGames common stock for the five trading days prior to the date of the Agreement and the five trading days ending one trading day prior to the closing);
     o one five year warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.50 per share (valued at $60,000 based on the Black-Scholes valuation model); and
     o one five year warrant to purchase 150,000 shares of eGames common stock at an exercise price of $.75 per share (valued at $60,000 based on the Black-Scholes valuation model).

18.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement became effective as of the first interim period beginning after June 15, 2005. Since we had adopted within our financial statements the provisions of SFAS No. 123 as of July 1, 2002, we do not believe our adoption of SFAS No. 123 (revised 2004) had a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins", Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe our adoption of SFAS No. 151 had a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the first quarter of fiscal 2008. We are evaluating the impact of FIN 48 on our results of operations and financial condition.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.   Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act was recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all the control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers:

The executive officers of the Company are as follows:

      Name            Age                  Position
      ----            ---                  --------

Gerald W. Klein        58    President and Chief Executive Officer
Thomas W. Murphy       48    Vice President, Finance and Chief Financial Officer
Ellen Pulver Flatt     43    Vice President, General Counsel and Secretary
Richard H. Siporin     47    Vice President, Sales and Marketing
Lars Fuhrken-Batista   35    Vice President, Development


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

Mr. Murphy has been Chief Financial Officer of the Company since July 1999. He joined the Company as Controller in May 1996. Prior to joining the Company, Mr. Murphy was Controller of Megamation Incorporated, a publicly traded company that manufactured automation work cells used in various industries, from January 1995 until April 1996, and Accounting Manager of Ohmicron, Inc., a biotechnology company, from January 1993 until December 1994. From September 1985 to May 1992, Mr. Murphy served in a number of financial positions at Checkpoint Systems, Inc., a provider of security and access control systems, including serving as Accounting Manager from 1991 to 1992.

Ms. Pulver Flatt has been Vice President and General Counsel since August 2003. She joined the Company in July 1999, and from that time until August 2003, she served as Senior Associate Counsel. From 1992 until she joined eGames, she was an associate with the law firm of McCausland, Keen & Buckman.

Mr. Siporin joined the Company in January 2000 as Vice President of Sales and Marketing. Prior to joining the Company, he served as Senior Vice President of Sales for Sunbeam, Inc., Health Division. From 1988 to 1998, Mr. Siporin served in a number of positions at Revlon, Inc., including serving as Vice President of Sales from 1992 to 1998. From 1982 to 1988, Mr. Siporin held a number of sales management positions with Playtex Family Products.

Mr. Batista joined the Company in October 2005 as Vice President of Development following the completion of the acquisition of assets of Cinemaware, Inc., where Mr. Batista had served as President and CEO since 2000. Between 1995 and 2000, Mr. Batista served in a number of positions at Activision, Inc., including Localization Coordinator, Producer and Business Development Producer.

Directors:

There is no family relationship between any director and any other director or executive officer of the Company.

The names of the members of our Board of Directors and certain information about them are set forth below. The information about the Company's Board of Directors is based, in part, upon information furnished by the directors.

Director Name               Age   Title                                   Since
-------------               ---   -----                                   -----
Gerald W. Klein             58    Director, President and Chief            1994
                                  Executive Officer

Eugene H. Mauro(1)(4)       37    Director                                 2005

Thomas D. Parente (2)(3)    59    Director                                 1995

Lambert C. Thom (1)(2)      61    Director                                 1997
-------
(1)    Member of Audit Committee
(2)    Member of Compensation Committee
(3)    Chairman of Audit Committee
(4)    Chairman of Compensation Committee

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

Eugene H. Mauro is a 12-year veteran of the interactive entertainment industry and from September 2005 to present has been managing his consulting business, Mauro Media, Inc., where he advises an international clientele on the interactive entertainment industry. From March 2004 until September 2005 he served as Chief Executive Officer and Executive Producer at Myelin Media, LLC, a start-up video game publishing company. Mr. Mauro was the founder and, from May 2001 until December 2003, Chief Executive Officer of Capital Entertainment Group, Inc., an independent video game production studio. From 1997 until 2001, Mr. Mauro served as President of Dotted Line Entertainment, Inc., where he represented game developers, publishers and licensors.

Thomas D. Parente has served as a Director of the Company since June 1995. He served as Chairman of the Board from August 1998 until December 2000, at which time former Director Robert M. Aiken, Jr. was elected as Chairman of the Board. Mr. Parente was again elected as Chairman of the Board in December 2005 upon Mr. Aiken's retirement. Mr. Parente is Corporate Secretary and Director of Corporate Development for Ole Hansen & Sons, Inc., a privately owned holding company, a position he has held since December 1996. From May 1995 to November 1996, he was self-employed as a financial consultant to businesses. From April 1988 until April 1996, he was a Vice-President and the Chief Financial Officer of Suvar Corporation, a manufacturer of specialty chemicals for the printing and coatings markets. From June 1970 until April 1988, Mr. Parente was employed by KPMG LLP and was a partner with that firm from April 1979 until April 1988. Mr. Parente is a certified public accountant.

Lambert C. Thom joined the Company as a Director in December 1997. He has served as Vice President and Managing Director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment firm, since 1975. From 1989 to 1995, Mr. Thom served as Vice President of John Hancock Capital Growth Management, Inc., an investment management firm.

Compliance with Section 16(a) of the Exchange Act:

Section 16(a) of the Securities and Exchange Act of 1934 required the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission reports about their beneficial ownership of the Company's Common Stock. All such persons are required by the Commission to furnish the Company with copies of all reports that they file.

Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons that no other reports were required, the Company believes that during the fiscal year ended June 30, 2006, all of its officers and directors complied with all filing requirements applicable to them.

Audit Committee:

The Board of Directors of the Company has an Audit Committee comprised of Eugene H. Mauro, Lambert C. Thom, and Thomas D. Parente. Mr. Parente is the Chairman of the Audit Committee. All of the members of the Audit Committee are independent, as that term is defined in Section 10A of the Securities Exchange Act of 1934, the SEC rules there under, and Section 121(A) of the American Stock Exchange's Listing Standards, Policies and Requirements. The Board of Directors has determined that the Audit Committee has at least one "audit committee financial expert," which is Mr. Parente.

Code of Ethics:

The Company has adopted a Code of Ethics that applies to all of its directors and employees, including its Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers. In addition to other matters, the Code of Ethics establishes policies to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Ethics. A copy of the eGames Code of Ethics is available on our website at http://www.egamesonline.com/egames/investors/ethics.asp. Amendments to and waivers from the Code of Ethics will also be disclosed promptly on the website. In addition, shareholders may request a printed copy of the Code of Ethics, free of charge, by contacting our Vice President and Chief Financial Officer at:

     eGames, Inc.
     Attention: Vice President and Chief Financial Officer
     2000 Cabot Boulevard, Suite 110
     Langhorne, PA 19047


Item 10.   Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid during the fiscal years ended June 30, 2006, 2005, and 2004 to the Company's Chief Executive Officer and the Company's other executive officers whose salary and bonus exceeded $100,000 during the 2006 fiscal year.

                                                  Annual Compensation                    Long-Term Compensation
                                                  -------------------                    ----------------------
                                                                                     Securities          All Other
                                        Fiscal                                       Underlying        Compensation
Name & Principal Position                Year       Salary ($)       Bonus ($)       Options (#)          (1) ($)
                                         ----       ----------       ---------       -----------          -------
Gerald W. Klein                          2006        200,000           1,170             -0-               9,519
President and Chief Executive            2005        207,308           1,170             -0-               9,023
Officer                                  2004        188,269          59,697           110,000             7,904

Lawrence F. Fanelle (2)                  2006        150,000           1,170             -0-               6,570
Vice President - Operations              2005        155,385           1,170             -0-               9,849
                                         2004        138,846          37,106           75,000              9,408

Thomas W. Murphy                         2006        124,000           1,170             -0-               7,193
Vice President - Finance and             2005        128,385           1,170             -0-               7,053
Chief Financial Officer                  2004        112,962          30,431           75,000              6,521

Richard H. Siporin                       2006        170,000           1,170             -0-               7,354
Vice President - Sales and Marketing     2005        176,154           1,170             -0-               7,202
                                         2004        158,846          42,240           75,000              6,711

   (1) Represents: (a) amounts contributed by the Company to each named executive officer's 401(k) Plan, and (b) life insurance premiums paid by the Company.
   (2) On August 16, 2006, Mr. Fanelle entered into a Separation Agreement and General Release of All Claims with the Company in connection with the elimination of Mr. Fanelle's position at the Company effective on August 1, 2006. Under the agreement, Mr. Fanelle agreed to release the Company from any claims relating to his employment, and in return, the Company agreed to pay Mr. Fanelle $79,180, less taxes required to be withheld by law, and to pay $10,100 to an outplacement service for Mr. Fanelle. Additionally, under the terms of the Separation Agreement, 98,000 of Mr. Fanelle's outstanding vested stock options, with exercise prices ranging from $0.50 to $0.75, will continue to be exercisable in accordance with their original terms, and Mr. Fanelle was permitted to keep a Company-owned desktop computer. The amounts paid to Mr. Fanelle during the 2006 fiscal year do not include amounts paid to Mr. Fanelle pursuant to the Separation Agreement.


Stock Option Grants During 2006 Fiscal Year

There were no stock option grants to the named executive officers during Fiscal 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end
Option Values

The following table provides information related to employee stock options exercised by the named executive officers during fiscal 2006 and the value of such stock options at year-end.

                          Shares                                                            Value* of Unexercised
                         Acquired                             Number of Securities          In-The-Money Options
                            on                               Underlying Unexercised             at FY-End ($)
                         Exercise                             Options at FY End (#)            Exercisable/Un
      Name                  (#)      Value Realized ($)     Exercisable/Un-exercisable           Exercisable
      ----                  ---      ------------------     --------------------------           -----------
Gerald W. Klein             -0-             -0-                  92,000 / 88,000                   -0- / -0-
Thomas W. Murphy            -0-             -0-                 135,000 / 60,000                $4,000 / -0-
Richard H. Siporin          -0-             -0-                  88,333 / 60,000                   -0- / -0-
Lawrence F. Fanelle         -0-             -0-                 113,000 / 60,000                   -0- / -0-


* Value of stock options based upon a share price of $0.35, the closing price of our Common Stock on June 30, 2006.

Long-Term incentive Plans

The Company does not have any long-term incentive plans.

Compensation of Directors

The non-employee members of the Board of Directors, who are also members of the Company's Audit Committee and Compensation Committee, receive $15,000 annually for their services as a member of the Board, Audit Committee and Compensation Committee. This fee is payable in four quarterly installments. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members. The Company's Amended and Restated 1995 Stock Option Plan, which expired June 30, 2005, had provided that all non-employee members of the Board of Directors receive an initial grant of options to purchase 10,000 shares of Common Stock upon appointment or election to the Board, and thereafter received options to purchase 5,000 shares of Common Stock on January 1 of each year that such person is a non-employee director. The options have terms of five years and have an exercise price equal to the fair market value on the date of grant. The final automatic option grant to the non-employee members of the Board of Directors pursuant to the Amended and Restated 1995 Stock Option Plan was made on January 1, 2005. On December 1, 2005, each of the outside Directors received options to purchase 50,000 shares of Common Stock at an exercise price of $0.31 a share, which grant was not pursuant to any stock option plan.

Change of Control Severance Arrangements

In June 2004, the Company adopted a Change of Control Severance Plan for Level One Employees (the "Severance Plan"). The Chief Executive Officer, the President, any Vice President of the Company, and each other person designated by the Board in writing are eligible to participate in the Severance Plan. The Severance Plan provides for benefits in the event that the Company or its successor terminates an eligible individual's employment within 90 days prior to or 365 days after a change of control for any reason other than for "cause," as defined in the Severance Plan, or any eligible employee terminates his or her employment for "good reason," as defined in the Severance Plan. The eligible employees under the Severance Plan may be eligible to receive (A) a lump sum payment of two times the sum of their annual base salary and the greater of (1) the annual cash bonus, if any, actually paid or declared for the year immediately preceding the year in which the employee's employment terminates or
(2) the annual bonus for the year immediately preceding the year the change of control giving rise to the termination of employment and (B) continuation of health benefits for up to 24 months.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as supplied to the Company regarding the number and percentage of shares of the Company's Common Stock beneficially owned as of August 14, 2006 (unless otherwise noted) by: (i) those persons or entities known by management to beneficially own more than five percent of the Common Stock; (ii) each director of the Company; (iii) each of the Company's executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group.

                                   Amount and Nature
 Name and address of                 Of Beneficial           Percent of Class
 Beneficial Owner (1)                Ownership (2)          Beneficially Owned
 --------------------                -------------          ------------------

Steven N. Bronson                      624,413 (3)                 5.3 %
Catalyst Financial LLC
100 Mill Plain Road
Danbury, Connecticut  06811

Lawrence F. Fanelle (4)                223,000 (4)                 1.9 %

Gerald W. Klein                        628,200 (5)                 5.3 %

Eugene H. Mauro                           -0-                       n/a

Thomas W. Murphy                       218,642 (6)                 1.8 %

Thomas D. Parente                       96,425 (7)                   *

Richard H. Siporin                     177,300 (8)                 1.5 %

Lambert C. Thom                        146,124 (9)                 1.3 %

All executive officers and           1,622,291 (10)               13.2 %
directors as a group (9 persons)

*Less than 1%

  (1) Unless otherwise indicated, the address of each named holder is c/o eGames, Inc., 2000 Cabot Boulevard West, Suite 110, Langhorne, PA 19047.
  (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, the shares in this column include shares that may be acquired upon exercise of stock options within sixty days of August 14, 2006. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
  (3) Steven N. Bronson filed a Schedule 13D dated June 29, 2006, upon which the Company has relied in making this disclosure. Steven N. Bronson has sole voting and dispositive power as to 624,413 shares.
  (4) On August 16, 2006, Mr. Fanelle entered into a Separation Agreement and General Release of All Claims with the Company in connection with the elimination of Mr. Fanelle's position at the Company. His beneficial ownership includes 113,000 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of August 14, 2006 or became exercisable within 60 days of that date.
  (5) Includes 92,000 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of August 14, 2006 or became exercisable within 60 days of that date. Also includes
        1,200 shares held by Mr. Klein's immediate family members.
  (6) Includes 135,000 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of August
        14, 2006 or became exercisable within 60 days of that date. Also includes 788 shares held by Mr. Murphy's immediate family members.
  (7) Includes 35,000 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of August 14, 2006 or became exercisable within 60 days of that date. Also includes
        4,425 shares held by Mr. Parente's immediate family members.
  (8) Includes 88,333 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of August 14, 2006 or became exercisable within 60 days of that date.
  (9) Includes 10,000 shares of Common Stock that may be acquired through the exercise of options that were exercisable as of August 14, 2006 or became exercisable within 60 days of that date.
  (10) Includes 555,333 shares of Common Stock that may be acquired by such persons through the exercise of options that were exercisable as of August 14, 2006 or became exercisable within 60 days of that date.

Equity Compensation Plan Information:
-------------------------------------
The following table summarizes, as of June 30, 2006, outstanding warrants and options to acquire shares of our Common Stock that have been issued under our 1995 Amended and Restated Stock Option Plan, which expired June 30, 2005, or that were issued outside this plan.

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
--------------------------------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders                      1,307,166                    $0.70                         - 0 -

Equity compensation
plans not approved by
security holders(1)                     300,000                    $0.37                         - 0 -


Warrants issued to
Cinemaware, Inc.(2)                     300,000                    $0.63                         - 0 -


--------------------------------------------------------------------------------------------------------------
Total                                 1,907,166                    $0.64                         - 0 -
=====                                 =========                    =====                         =====

(1) In October 2005, when we hired Lars Fuhrken-Batista as Vice President of Development as part of the Cinemaware transaction, we granted to Mr. Batista a stock option to purchase 150,000 shares of our Common Stock with an exercise price of $0.43 per share, the market price on the date of grant. This stock option is not part of any stock option plan and it vests over five years after the date of grant in equal annual installments. This stock option has a term of six years. In December 2005, we granted stock options to our outside Directors to purchase 150,000 shares of our Common Stock at an exercise price of $0.31, the market price on the date of grant. These stock options have ten year terms, and vest over three years after the date of grant in equal annual installments.

(2) In partial consideration for the acquisition of assets of Cinemaware, Inc. in October 2005, we issued to Cinemaware a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $.50 per share, and a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $.75 per share (collectively, the "Warrants"). The Warrants each have a term of five years.


Item 12.   Certain Relationships and Related Transactions

None.


                                     PART IV

Item 13.

Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.     Description of Exhibit
-----------     ----------------------

(1)   2.1       Asset Purchase Agreement between eGames, Inc., Cinemaware, Inc.
                and Lars Fuhrken-Batista dated as of October 6, 2005. The
                Company agrees to furnish supplementally a copy of any of the exhibits and schedules to the Asset Purchase Agreement
                identified therein upon request of the Securities and Exchange
                Commission.
(2)   3.1       Amended and Restated Articles of Incorporation of the
                Registrant.
(3)   3.2       By-Laws of the Registrant.
(4)  10.1       Warrant for the Purchase of 150,000 shares of Common Stock of
                eGames, Inc. exercisable at $0.75 per share
(4)  10.2       Warrant for the Purchase of 150,000 shares of Common Stock of
                eGames, Inc. exercisable at $0.50 per share
(4)  10.3       Escrow Agreement dated October 13, 2005 between and among
                eGames, Inc., Cinemaware, Inc. and TD Banknorth, formerly Hudson
                United Bank
(4)  10.4       Non-Competition and Confidentiality Agreement dated
                October 13, 2005 between Lars Fuhrken-Batista and eGames, Inc.
(4)  10.5       Non-Competition and Confidentiality Agreement dated October
                13, 2005 between Cinemaware, Inc. and eGames, Inc.
(5)  10.6*      Amended and Restated 1995 Stock Option Plan.
(6)  10.7*      Form of Incentive Stock Option Agreement.
(6)  10.8*      Form of Non-Employee Director Stock Option Agreement.
(7)  10.9       Note and Loan Modification Agreement by and between TD
                Banknorth, formerly Hudson United Bank and eGames, Inc. dated
                December 5, 2005
(8)  10.10      Business Loan Agreement by and between TD Banknorth, formerly
                Hudson United Bank and the Registrant dated November 23, 2004.
(8)  10.11      Promissory Note dated November 23, 2004.
(8)  10.12      Commercial Security Agreement dated November 23, 2004.
(9)  10.13*     Change of Control Severance Plan for Level One Employees.
(9)  10.14*     Change of Control Severance Plan for Level Two Employees.
     10.15      Separation Agreement and General Release of All Claims dated
                August 15, 2006 between eGames, Inc. and Lawrence F. Fanelle.
(10) 10.16      Distribution Agreement dated November 15, 2005 between
                Gathering of Developers, Inc., a division of Take-Two
                Interactive Software Inc., and eGames, Inc.
(11) 14.1       Code of Ethics for Employees and Board Members
     23.1       Consent of Stockton Bates, LLP.
     31.1       Certification of Gerald W. Klein as President and Chief
                Executive Officer of eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2       Certification of Thomas W. Murphy as Chief Financial Officer of
                eGames, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1       Certification of Gerald W. Klein as President and Chief
                Executive Officer of eGames, Inc. pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.
     32.2       Certification of Thomas W. Murphy as Chief Financial Officer of
                eGames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *              Management contracts.
(1)             Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on October 11, 2005.
(2)             Incorporated herein by reference from the Registrant's Form SB-2 as filed with the Securities and Exchange Commission on July 28, 1995.
(3)             Incorporated herein by reference from the Registrant's Form
                10-QSB for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 16, 1998.
(4)             Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on October 19, 2005.

(5) Incorporated by reference herein from the Registrant's Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 10, 1998.
(6) Incorporated by reference herein from the Registrant's Form 10-KSB for the year ended June 30, 2004 as filed with the Securities and Exchange Commission on September 27, 2004
(7) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on December 7, 2005.
(8) Incorporated herein by reference from the Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 24, 2004.
(9) Incorporated herein by reference from Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 28, 2004.
(10) Incorporated herein by reference from Registrant's Form 8-K as filed with the Securities and Exchange Commission on May 15, 2006. Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
(11) Incorporated herein by reference from Registrant's Form 10-KSB as filed with the Securities and Exchange Commission on September 27, 2005.


Item 14.      Principal Accountant Fees and Services

The following table sets forth the fees that the Company paid to its independent auditors for services provided to the Company during the last two fiscal years:

                                  2006        2005
                                  ----        ----
     Audit Fees (1)             $ 60,000    $ 59,100
     Audit-Related Fees (2)     $   -0-     $   -0-
     Tax Fees (3)               $ 10,000    $  6,400
     All Other Fees (4)         $  5,810    $   -0-

   (1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's quarterly reports on Forms 10-QSB.
   (2) Audit-Related Fees consist of services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."
   (3) Tax Fees consist of professional services rendered by the independent auditors for tax compliance, tax advice, and tax planning. The services for the fees disclosed under this category include tax return preparation and tax advice.
   (4) Other fees consist of services such as: review of distribution agreements; research on dividend reporting and tax withholding on international royalty payments; and annual meeting preparation.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining the independent public accountant's independence.

During fiscal 2006, the Audit Committee approved all audit, non-audit, tax and all other services which Stockton Bates, LLP was to perform during the year and the range of fees for each of these categories. The Audit Committee's current policy is to consider for pre-approval annually all categories of audit, non-audit, tax and other services proposed to be provided by our independent auditors for the fiscal year, which categories and services are reviewed as needed throughout the year. The Audit Committee must separately pre-approve any service that is not included in the approved list of services or any proposed services exceeding pre-approved cost levels.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

eGames, Inc.

By: /s/ Gerald W. Klein
    ------------------------------------------------------
    Gerald W. Klein, President and Chief Executive Officer

Date: September 27, 2006
------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 2006                /s/  Gerald W. Klein
      ------------------                --------------------
                                        Gerald W. Klein, President and
                                        Chief Executive Officer

Date: September 27, 2006                /s/ Thomas W. Murphy
      ------------------                --------------------
                                        Thomas W. Murphy, Chief Financial
                                        Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 27th of September 2006.


 Name                                 Title
--------------------------------------------------------------------------

/s/  Gerald W. Klein                 President and Chief Executive Officer
----------------------               and Director
Gerald W. Klein

/s/  Eugene H. Mauro                 Director
-----------------------
Eugene H. Mauro

/s/  Thomas D. Parente               Chairman of the Board of Directors
------------------------
Thomas D. Parente

/s/  Lambert C. Thom                 Director
----------------------
Lambert C. Thom

                                                                 Exhibit 10.15



                            SEPARATION AGREEMENT AND
                          GENERAL RELEASE OF ALL CLAIMS
                          -----------------------------

         This Separation Agreement and Release of all Claims (hereinafter "Agreement") is entered into by and between Lawrence F. Fanelle (referred to as "Employee"), and eGames, Inc. (referred to as the "Company") as of the 15th day of August, 2006.

                                    RECITALS

         The Company and Employee have agreed upon the benefits, terms and conditions of Employee's separation from the Company, effective August 1, 2006, upon the terms and conditions set forth herein.

     WHEREFORE, the parties, intending to be legally bound hereby and for good and valuable consideration, the receipt and sufficiency of which are acknowledged, have agreed that it is in their respective best interests to amicably resolve all matters relative to Employee's employment with and separation from the Company pursuant to the following terms and conditions:

                                       I.

         In consideration of Employee's release of claims and covenants set forth in this Agreement, including but not limited to, his release of all claims for compensation, personal injury, mental and emotional distress and attorneys' fees, and without creating any precedent in the administration of its policies and benefits, the Company agrees to the following: (i) The Company shall pay Employee a lump sum of $79,180, less taxes required to be withheld by law, which amount shall be payable on the next regular payroll period following the expiration of the Revocation Period (as defined in Section IX of this Agreement); (ii) the options to acquire 49,000 shares of the Company's Common Stock at an exercise price of $.50 per share, and the options to acquire 49,000 shares of the Company's Common Stock at an exercise price of $.75 per share (the "Stock Options") pursuant to the Company's 1995 Amended and Restated Stock Option Plan, will continue to be exercisable in accordance with their terms, notwithstanding the termination of Employee's employment with the Company; (iii) The Company shall pay Employee $5,481, less taxes required to be withheld by law, on the next regular payroll period following the expiration of the Revocation Period, which amount represents Employee's accrued vacation as of August 1, 2006; (iv) The Company shall make the September 2006 quarterly payment of $584.33 to West Coast Life Insurance Company in payment of Employee's life insurance policy #ZOO994308; (v) The Company shall pay to Kingston & Cooper $10,100 in payment of outplacement services for Employee, which payment shall be made within two (2) business days following the expiration of the Revocation Period, and (vi) The Company shall give Employee the Dell desktop computer with peripherals, product key #KKB38-DYD3Y-HV97G-W9PKK-TJPPM.

                                       II.

         In exchange for the promises set forth in Section I, above, Employee covenants and agrees to:

         (a) Fully and forever release, discharge, cancel, waive, and acquit for himself, his heirs, executors, administrators and assigns, the Company and any and all of its related entities, affiliates, Boards of Directors, agents, officers, owners, employees, attorneys, successors and assigns (the "eGames Released Parties"), of and from any and all rights, claims, demands, causes of action, obligations, damages, penalties, fees, costs, expenses, and liability of any nature whatsoever, including personal injury claims, which Employee has, had or may have had against any of the eGames Released Parties, arising out of, or by reason of any cause, matter, or thing whatsoever existing as of the date of execution of this Agreement, WHETHER KNOWN TO THE PARTIES AT THE TIME OF EXECUTION OF THIS AGREEMENT OR NOT.

         This FULL WAIVER OF ALL CLAIMS includes, without limitation, attorneys' fees, costs, any claims, demands, or causes of action arising out of, or relating in any manner whatsoever to, the employment and/or cessation of that employment, such as, BUT NOT LIMITED TO, any charge, claim, lawsuit or other proceeding arising under the Older Worker's Benefit Protection Act (OWBPA), the Age Discrimination in Employment Act (ADEA), the Civil Rights Act of 1866 (Section 1981), Title VII as amended by the Civil Rights Act of 1991, the Americans with Disabilities Act (ADA), the Labor Management Relations Act
(LMRA), the National Labor Relations Act (NLRA), ERISA, COBRA, the Fair Labor Standards Act (FLSA), the Family and Medical Leave Act of 1993 (FMLA), all as amended, as well as any claims arising under any other federal, state, or local statutes and common law claims for wrongful termination, discrimination, breach of contract or misrepresentation.

         (b) Immediately waive all right, title and interest in any benefit plan of the Company and waive and release all claims based on or related to such benefit plans or programs, except for the benefits described in Section I of this Agreement.

         (c) Refrain from making any disparaging statements concerning the Company, its affiliates, officers, Boards of Directors, attorneys, agents, employees, successors or assigns, either publicly or privately.

         (d) From August 1, 2006 until December 31, 2006 (the "Consulting Period"), Employee shall serve as a consultant to the Company; provided, however, that Employee shall in no case be deemed to be an employee of the Company but instead shall serve as an independent contractor for all purposes. Employee agrees to make himself available for consulting upon the reasonable request of the Company by telephone or in person, during normal business hours; provided, however, in no event shall Employee be required to perform more than two days per month in service as a consultant to the Company during the Consulting Period. In the event the Company requests Employee to incur any expenses in connection with these services, the Company agrees to pay, in accordance with the Company's normal reimbursement policies, all reasonable expenses actually incurred by Employee in connection with providing the services. The cash and other consideration paid to Employee under Section I shall constitute sufficient consideration for these services pursuant to this
Section II(d), and for the covenants and agreements contained in this Agreement, including the release contained in Section II(a). The Company shall have no other compensation obligations to Employee with respect to the services provided pursuant to this Agreement.

                                      III.

         (a) As a material inducement to the Company to enter into this Agreement, Employee agrees to hold in the strictest confidence the terms and conditions of this Agreement. Employee covenants and agrees that Employee will not, either directly or through any other person, agent or representative, discuss or disclose either publicly or privately, the existence or content of this Agreement, except to accountants, attorneys, any state tax department or the Internal Revenue Service, or any other state or federal official in response to legitimate inquiry. Should Employee be required by law to disclose any information made confidential by this Agreement, Employee shall first provide at least ten (10) business days' written notice to the Company at the address set forth at the beginning of this Agreement, of Employee's requirement to do so such that the Company may take any steps it deems necessary to protect the confidentiality of this information.

         (b) Employee acknowledges that all documents and electronic information related to the business of the Company that Employee acquired or generated during the period of Employee's employment with the Company, and all copies thereof, including but not limited to, handwritten notes, memoranda, computer programs, software, and electronic information, are and shall be the property of the Company, and that all such property of the Company shall be returned to the Company on or prior to August 15, 2006. By execution of this Agreement, Employee certifies that he has returned or destroyed or will return or destroy prior to August 15, 2006 all copies thereof. Employee shall delete all computer programs, software and electronic information of the Company to the extent that it may have been retained on any personal computer system, hard drives or computer disks. Except for the Dell computer identified in Section I of this Agreement, all Company-owned property including laptop computers, peripheral software and hardware, security and/or entry cards, credit cards and any other property shall be returned to the Company within five (5) business days' of the execution of this Agreement.

         (c) Employee further acknowledges that any confidential information, including but not limited to, trade secrets, know-how, customer lists and/or preferences, marketing strategies, customer and vendor addresses and telephone numbers and contact names, pricing policies, operational methods, technical processes, and other business, financial and personnel information of the Company, including any such information retained in Employee's memory, that has not previously been released to the public by an authorized representative of the Company ("Confidential Information") cannot be used by Employee in any way or disclosed to any third-party outside of the Company. By execution of this Agreement, Employee further agrees not to use any such Confidential Information in any way or disclose any such Confidential Information to any third party outside of the Company.

                                      IV.

         Employee agrees that the breach or threatened breach of Section III of this Agreement shall cause the Company to suffer irreparable harm. In addition to all other remedies that the Company may have at law or in equity for breach of this Agreement, the Company shall therefore have the right to injunctive relief. The Company shall further have the right to rescind this Agreement, and shall have the right to recover all monies paid to Employee pursuant to the terms set forth in Section I of this Agreement, including but not limited to, attorneys' fees required to take any such actions.

                                       V.

         By execution of this Agreement, Employee confirms that the following statements are true:
         (a) Employee has been given the opportunity and has, in fact, read this entire Agreement, and has had all questions regarding its meaning answered to Employee's satisfaction;

         (b) Employee has been advised to seek and has been given the full opportunity to seek independent advice and/or counsel;

         (c) The payments and benefits that the Company has agreed to provide in Section I of this Agreement are, in whole or in part, payments and benefits to which Employee would not be otherwise entitled in the absence of this Agreement;

         (d) The contents of this Agreement are written in plain language, are fully understood, and it is also understood that it is a FULL WAIVER OF ALL CLAIMS;

         (e) This FULL WAIVER OF ALL CLAIMS is given in return for valuable consideration as provided under the terms of this Agreement including but not limited to the consideration described in Section I above;

         (f) This Agreement is knowingly and voluntarily entered into and no representations have been made to induce or influence Employee's execution of this Agreement other than those contained herein;

         (g) Employee confirms having been given at least twenty-one (21) days to consider this Agreement before signing;

         (h) Employee has not heretofore assigned or transferred or purported to assign or transfer to any person or entity any claim or portion thereof or interest therein which is released, acquitted or discharged in this Agreement;

         (i) Employee is not obligated to provide and Employee shall not receive any money or consideration from the Company other than the money and consideration promised in Section I of this Agreement for settlement of the claims released in this Agreement;

         (j) Employee has not relied upon any advice whatsoever from the Company or its attorneys as to the taxability, whether pursuant to federal, state or local tax statutes, regulations or otherwise of the payments or considerations promised hereunder and Employee is solely responsible and liable for any amount of tax obligations arising from the payment of the sums specified in Section I and all tax obligations, if any, will be paid in full by Employee. Employee agrees to indemnify and hold the Company harmless from and against any and all liabilities arising out of Employee's failure to comply with this Section;

         (k) Employee acknowledges that, effective on August 1, 2006, Employee will not be entitled to further participate in any benefits made available to employees of the Company other than those described in Section I of this Agreement; and

          (l) Employee has no pending Workers Compensation claim(s) against the Company and knows of no situations that might give rise to any such claim.

                                       VI.

         This Agreement shall be governed in all respects, whether as to validity, construction, capacity, performance, or otherwise, by the laws of the Commonwealth of Pennsylvania, and no action involving this Agreement may be brought except in either the Court of Common Pleas of Delaware County or the District Court for the Eastern District of Pennsylvania.

         If any provision of this Separation Agreement and Release, or the application thereof, is held to be invalid, void or unenforceable for whatever reason, the remaining provisions not so declared shall nevertheless continue in full force and effect without being impaired in any manner whatsoever.

                                      VII.

         This Agreement shall be deemed drafted by the parties hereto. The language of all parts of this Agreement shall be construed as a whole, according to their fair meaning and any presumption or other principles that language herein is to be construed against any party shall not apply.

                                     VIII.

         This Agreement constitutes the sole and entire Agreement between the parties hereto, and supersedes any and all understandings and agreements made prior hereto. There are no collateral understandings, representations or agreements other than those contained herein. It is understood and agreed that the execution of this Agreement by the Company is not an admission of liability on its part to Employee, and execution of this Agreement by Employee is not an admission of liability on Employee's part to the Company, but is a settlement agreement to put to rest any claim of any kind whatsoever relating to the employment of Employee by the Company and/or the cessation of that employment.

                                       IX.

         Employee understands and acknowledges that Employee has twenty-one (21) days from the date hereof to consider this Agreement. Employee also understands and acknowledges that he has seven (7) days after signing this Agreement to revoke his consent to signing this Agreement (the "Revocation Period"). If Employee elects to revoke this Agreement, he must send his written notice of revocation to the Company by overnight mail via a recognized commercial courier.

     IN WITNESS WHEREOF, the undersigned parties have signed this Agreement on the date indicated herein.

EGAMES, INC.

By:    /s/ Gerald W. Klein

Title: President and CEO

Date:  August 15, 2006

I DECLARE THAT THE TERMS OF THIS AGREEMENT/RELEASE HAVE BEEN COMPLETELY READ, THAT I HAD THE OPPORTUNITY TO CONSULT WITH AN ATTORNEY AND WAS ADVISED TO DO SO, THAT THE TERMS OF THE LEGAL RELEASE ARE FULLY UNDERSTOOD AND ARE VOLUNTARILY ACCEPTED KNOWING THAT I AM WAIVING LEGAL RIGHTS.


By:   /s/ Lawrence F. Fanelle

Name: Lawrence F. Fanelle

Date: August 16, 2006

                                    EXHIBIT I
                                    ---------

                         ACKNOWLEDGEMENT OF RIGHTS UNDER
                      OLDER WORKERS BENEFIT PROTECTION ACT
                      ------------------------------------

         I, Lawrence F. Fanelle, acknowledge that I have read and understand the attached Separation Agreement ("Agreement"). I further understand that the Agreement is revocable by me for a period of seven (7) days following execution thereof, and that except for the recital identifying the effective date and
Section V(k) thereof, which are effective immediately, the Agreement shall not become effective or enforceable until this seven-day revocation period has ended.

         I acknowledge that I have been encouraged to discuss the release language in the Agreement with an attorney prior to executing the Agreement and that I have thoroughly reviewed and understand the effect of the release. I further acknowledge that I have been given twenty-one (21) days in which to consider the Agreement and that, if I sign the Agreement before the end of the twenty-one (21) day period, I am doing so freely, voluntarily and after having had full and fair opportunity to consult with my retained counsel.


/s/ Lawrence F. Fanelle                 Date: August 16, 2006

                                                                  Exhibit 23.1


            Consent of Independent Registered Public Accounting Firm


The Board of Directors
eGames, Inc.

We consent to the incorporation by reference in the registration statement (No. 333-42661) on Form S-8 of eGames, Inc. of our report dated August 16th, 2006, with respect to the balance sheet as of June 30, 2006 and the statements of operations, stockholders' equity, and cash flows of eGames, Inc. for the years ended June 30, 2006 and 2005, which report appears in the June 30, 2006 annual report on Form 10-KSB of eGames, Inc.



/s/ Stockton Bates, LLP

Philadelphia, Pennsylvania
September 27, 2006

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


Date:  September 27, 2006

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


Date:  September 27, 2006

                                        /s/ Thomas W. Murphy
                                        Thomas W. Murphy
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                 ---------------------------------------------


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Klein, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gerald W. Klein
-------------------
Gerald W. Klein
President and Chief Executive Officer
September 27, 2006

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

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                 ---------------------------------------------


In connection with the Annual Report of eGames, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Murphy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas W. Murphy
--------------------
Thomas W. Murphy
Chief Financial Officer
September 27, 2006

The foregoing certification is being furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as an exhibit to the Report and is not being filed as part of the Report or as a separate disclosure document.